Form 10-K
period 2012-10-28
VOLT INFORMATION SCIENCES, INC.
filed 2013-11-15
CIK 103872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No ☒

As of April 26, 2013, there were 20,882,800 shares of common stock outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates as of April 26, 2013 was $91,282,000, calculated by using the closing price of the common stock on such date on the over-the-counter market of $8.08.

As of November 1, 2013, there were 20,922,800 shares of common stock outstanding.

VOLT INFORMATION SCIENCES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 28, 2012

EXPLANATORY NOTE

Financial Reports for the Company’s 2008, 2009 and 2010 Fiscal Years.

On April 9, 2013 Volt Information Sciences, Inc. (the “Company” or “Volt”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (the “2010 Form 10-K”). The 2010 Form 10-K contained financial information for the Company’s fiscal years ended November 2, 2008 (the “2008 Fiscal Year”), November 1, 2009 (the “2009 Fiscal Year”) and October 31, 2010 (the “2010 Fiscal Year”) as well as quarterly financial information for each of the first three quarters of the Company’s 2009 Fiscal Year and its 2010 Fiscal Year. That report was filed in lieu of amending or filing separate annual reports on Form 10-K for these fiscal years as well as quarterly reports on Form 10-Q for the first three quarters of the 2009 Fiscal Year and 2010 Fiscal Year.

Financial Reports for the Company’s 2011 and 2012 Years.

This Annual Report on Form 10-K for the fiscal year ended October 28, 2012 (the “2012 Form 10-K”) contains the financial information for the Company’s fiscal years ended October 30, 2011 (the “2011 Fiscal Year”) and October 28, 2012 (the “2012 Fiscal Year”), as well as quarterly financial information for each of the first three quarters of the Company’s 2011 Fiscal Year and its 2012 Fiscal Year.

Readers should be aware that this report differs in several respects from other annual reports. First, the report covers multiple fiscal years, namely, the Company’s 2011 Fiscal Year and its 2012 Fiscal Year, and is being filed in lieu of the Company filing separate Annual Reports on Form 10-K for those fiscal years as well as Quarterly Reports on Form 10-Q for the first three quarters of those fiscal years. Second, although this report relates to the two years ended October 28, 2012, certain information is presented as of the time this report is being filed, rather than as of October 28, 2012. In particular, except as expressly stated, the information in Item 1. Business, Item 1A. Risk Factors, Item 2. Properties and Item 3. Legal Proceedings, as well as information about prices of our common stock and dividends in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, is presented as of the time this report is being filed or as close to the time this report is filed as is practicable. Our business and financial condition at the date this report is filed is different from what our business and financial condition was at October 28, 2012. Additionally, this report, as it relates to the Company’s 2011 Fiscal Year, is deficient as it does not meet all of the requirements of a Form 10-K for the 2011 Fiscal Year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking” statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events of our business and industry in general. The terms “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the following:

•	the circumstances resulting in the restatement of our financial statements and the material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures;

•	the fact that we are not presently current with the filing requirements of the SEC with respect to our periodic reports;

•	the delisting of our common stock and our ability to successfully regain a listing on a national securities exchange;

•	our ability to comply with the financial ratios and covenants in our credit agreements;

•	our Staffing Services segment is in a very competitive industry with few significant barriers to entry;

•	off-shoring by companies to which we supply contingent employees adversely affects our revenue;

•	our project-related businesses are subject to project delays, unanticipated costs and cancellations;

•	many of our contracts either provide no minimum purchase requirements, are cancellable during the term, or both;

•	our Computer Systems segment is highly dependent on our customers’ call volume;

•	we rely extensively on our information technology systems and are vulnerable to damage and interruption;

•	our business may be negatively affected if we are not able to keep pace with rapid changes in technology;

•	the loss of any key customers would adversely impact our business;

•	we are dependent upon our key personnel and upon our ability to attract and retain technologically qualified personnel;

•	new and increased government regulation, employment costs or taxes could have a material adverse effect on our business, especially for our contingent staffing business;

•	the outcome of any future litigation or regulatory proceedings, including those related to the restatement of our consolidated financial statements; and

•	changes in general economic conditions.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under the caption Risk Factors in Item 1A of this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Readers should not place undue reliance on any forward-looking statements contained in this report, which speak only as of the date of this report. We undertake no obligation to update any forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

PART I

ITEM 1. BUSINESS

Volt Information Sciences, Inc. (the “Company” or “Volt”) is a leading international provider of staffing services, contact center computer systems, telecommunications services and other information solutions. Operating through an international network of servicing locations we fulfill accounting, finance, administrative, engineering, human resources, information technology, life sciences, customer care, manufacturing and assembly, warehousing and fulfillment, technical communications and media workforce requirements of our customers for contingent personnel, managed services programs and personnel recruitment services. Contact center computer systems are primarily directory assistance, operator services, call centers and database management. Telecommunication services include the design, engineering, construction, installation and maintenance of voice, data, video and utility infrastructure. Other information solutions include IT managed services and maintenance, and telephone directory publishing and printing. The Company was incorporated in New York in 1957. Unless the context otherwise requires, throughout this report, the words “Volt,” “the Company,” “we,” “us” and “our” refer to Volt Information Sciences, Inc. and its consolidated subsidiaries.

Geographic Regions and Segments:

Volt operates 192 locations globally with employees in every U.S. state, with approximately 90% of revenues generated in the United States. Principal non-U.S. markets include Canada, the United Kingdom, Germany and Uruguay. For financial information concerning our domestic and international operations and segment reporting, see our Segment Disclosure footnote to our Consolidated Financial Statements included in this report.

Prior to the first quarter of fiscal year 2011, we reported our activities in four business segments: Staffing Services, Computer Systems, Telecommunications Services and Other. The Company determined that in the first quarter of 2011, the Telecommunications Services business did not meet any of the quantitative thresholds to be reported as a separate segment. The change in segments occurred primarily as a result of the Company exiting certain unprofitable businesses and focusing on projects with lower risk profiles beginning in the later part of 2010. Accordingly, we now report our activities in three reportable segments: Staffing Services, Computer Systems and Other. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 addresses each of these segments. Our operating segments have been determined in accordance with our internal management structure, which is based on operating activities. We evaluate performance based upon several factors, of which the primary financial measure is segment operating income. We believe operating income provides management and investors a measure to analyze operating performance of each business segment against historical and competitors’ data, although historical results, including operating income, may not be indicative of future results as operating income is highly contingent on many factors, including the state of the economy, competitive conditions and customer preferences.

We allocate all costs to the segments except for certain corporate-wide general and administrative costs, intangible asset and goodwill impairment charges, and fees related to the restatement of our financial statements and associated investigations. These allocations are included in the calculation of each segment’s operating income. The following is a brief description of the reportable segments and the predominant source of their revenues.

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

We also provide managed service programs (“MSPs”), a comprehensive service for customers with large contingent workforces in which we manage the procurement and on-boarding of contingent workers and a broad range of specialized solutions that includes managing suppliers and providing sourcing and recruiting support, supplier performance measurement, consolidated customer billing, supplier payment and analysis and benchmarking of spend demographics and rates. The workforce placed on assignment through our MSPs is usually provided by third-party staffing providers (“associate vendors”) or through our staffing solutions services. In most cases, we are only required to pay associate vendors after we receive payment from our customer. We also act as a subcontractor or associate vendor to other national providers in their managed services programs to assist them in meeting their obligations to their customers.

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

Other Segment

Our Other reportable segment consists of our computer maintenance business, telecommunications infrastructure and our telephone directory publishing and printing business.

Our computer maintenance business operates as an independent services organization (“ISO”) providing cost-effective, customized service solutions as an alternative to those offered by original equipment manufacturers (“OEMs”). We deliver IT infrastructure services to clients across the United States and in select locations globally. Those services include hardware maintenance and computer/network operations support in large data centers for multinational clients, as well as managing large-scale corporate technology refresh programs. We sell our services directly to corporate clients as well as in partnership with data center and network product OEMs. We also have selling relationships with a network of value added resellers. Our target industries include financial, telecommunications, aerospace, healthcare and manufacturing.

Our telecommunications infrastructure services business designs, engineers, constructs, installs and maintains voice, data, video and utility infrastructure to the telecommunications and cable industries and their utilities, as well as to large corporations and governmental entities throughout the United States. In addition, we provide a wide range of services for telephone and telecommunications lines and equipment located within cable and telephone company offices. In late 2010, the Company decided to focus on projects with lower risk profiles and exit certain unprofitable businesses. The telecommunications services business’ dispositions were not sufficiently material to require presentation as a discontinued operation in the Company’s Consolidated Financial Statements included in this report.

Our telephone directory publishing and printing business publishes telephone directories in Uruguay under contract with the Uruguayan telephone company, which includes the sale of yellow pages and web portal advertising and the printing of the white pages. This business also owns and operates an advanced printing facility in Uruguay, which prints the Uruguay telephone directories, as well as directories for other publishers in other countries. In addition, this facility does commercial printing, including books, magazines, periodicals and advertising material, for various customers in South America.

Business Strategy

We believe we are positioned for growth in profitability and shareholder value, building upon our brands and strong client relationships. Our vision is to be a preeminent provider of business solutions with a commitment to innovative products, services and solutions. Key elements of our strategy include the following:

Expand Margins and Profitability

We are focused on driving increased profitability and have multiple initiatives to increase our operating income, including expanding margins and reducing operating expenses. We are pursuing the following margin improvement initiatives along with promoting a culture of disciplined execution to further expand our operating income:

•	increase development focus on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable;

•	increasing the percentage of our revenue represented by higher-margin business;

•	generating staffing placement efficiency improvements through process standardization and diagnostic tools;

•	achieving greater economies of scale thus reducing general and administrative expense as a percentage of revenues;

•	further sales channel development and productivity improvements; and

•	achieving cost savings from restructuring activities including exiting facilities and reducing the workforce or relocating positions to lower cost geographies.

We expect these initiatives to achieve increased margins and reduced operating expenses as a percentage of revenues, thus driving increased operating income.

Capture Additional Market Share across our Portfolio of Services

While we have a leading market presence in a number of the markets we serve, most of our markets have numerous competitors of varying size. We believe that scale and service capabilities become increasingly important as complexity grows within our customers’ organizations.

Continue to Invest in and Expand our Sales Capabilities to Enter New Markets and Better Penetrate Existing Markets

Our go-to-market strategy allows us to reach customers across industries while allowing them to interact with Volt businesses in a way that fits their organization. We intend to continue investing in our direct sales force to optimize their market focus and improve segmentation. We also plan to utilize our sales force to grow the middle market and local customer account business, which oftentimes can yield higher direct margins, with the intention of improving profitability.

Retain, Recruit and Develop Talent Globally

We are focused on developing a workforce that has both exceptional technical capabilities and the leadership skills that are required to support our business strategy. Our strategy is to be a leader in the markets we serve, which will be achieved by developing new workforce capabilities and a committed, diverse executive team with the highest level of ethics and integrity.

Customers

The Company serves multinational, national and local clients with an emphasis on the technology, telecommunication and financial industries. The Company had no single customer that accounted for more than 10% of consolidated net revenue in the fiscal years 2012, 2011 and 2010. Our top 10 clients represented approximately 34%, 34% and 30% of our fiscal 2012, 2011 and 2010 revenue, respectively. The loss of one or more of these customers, unless the business is replaced, could have an adverse effect on our results of operations.

For the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010, 89.9%, 89.6% and 92.1% of our revenue, respectively, were from customers in the United States.

Competition

The markets for the Company’s staffing services are highly competitive. There are few barriers to entry, so new entrants frequently appear resulting in considerable market fragmentation. There are over 100 competitors with annual revenues over $300 million, some of whom are larger and have greater resources than we do. These large competitors collectively represent less than half of all staffing services revenues, and there are countless smaller companies competing in varying degrees at local levels.

Several similar staffing companies compete with our Staffing Services segment on a global basis. Our direct staffing competitors include Adecco, Randstand, Manpower, Allegis, Recruit, Hays, Kelly Services, USG People, Robert Half, Tempstaff and CDI Corp. Our Computer Systems business is experiencing technology shifts in directory assistance in which consumers increasingly obtain information from alternative sources (primarily on-line sources using devices such as smartphones and computers) instead of traditional contact over telephone lines. Our specialized directory assistance technology and proprietary listings databases provide us with financial synergies in our directory assistance services, but we do not have the same degree of synergies in other call center applications of our technology, and so we face a broader range of competitors. Additionally, the change in how consumers obtain data is increasingly moving to on-line access from numerous platforms including mobile devices where competitors face relatively fewer barriers to entry than in our traditional directory assistance services.

Our computer maintenance business competes with large system integration firms as well as other traditional hardware providers that are increasingly offering services to support their products. Many of our competitors are able to offer a wide range of global services, and some of our competitors benefit from significant brand recognition.

Our telecommunications infrastructure services business has competition from a wide range of contractors, many of which have greater resources and breadth of experience. Successfully competing in this market requires us to focus on those areas where we believe our expertise and capability is greater than our competitors and where we can deliver services with a cost structure that will permit us to achieve acceptable margins at acceptable risk levels.

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

Intellectual Property

VOLT is the principal registered trademark for our brand in the United States. ARCTERN, A VOLT INFORMATION SCIENCES COMPANY, DATASERV, DIRECTDA, DIRECTORY ONE, DIRECTORY EXPRESS, FNCS & DESIGN, LSSI, LSSIDATA, MAINTECH, PARTNER WITH US. COMPETE WITH ANYBODY, PROCURESTAFF TECHNOLOGIES, PROCURESTAFF GETTING THE WORLD BACK TO BUSINESS & DESIGN, SMARTMATCH, TEAM WITH US. COMPETE WITH ANYBODY, VOLT DELTA, VOLT DELTA CONNECTING PEOPLE & INFORMATION, VOLTDELTA & DESIGN, and VOLTSOURCE are other registered trademarks in the United States. The Company also owns and uses common law trademarks and service marks.

We also own copyrights and patents and license technology from many providers. We rely on a combination of intellectual property rights in the United States and abroad to protect our brand and proprietary technology.

Seasonality

Our staffing service revenue and operating income are usually lowest in our first fiscal quarter due to the Thanksgiving, Christmas and New Year holidays, as well as certain customer facilities closing during the holidays for one to two weeks. During the third and fourth quarter of the fiscal year, the Staffing Services segment benefits from a reduction of payroll taxes when the annual tax contributions for higher salaried employees have been met, and customers increase the use of our administrative and industrial labor during the summer vacation period. Our other services do not face significant seasonality impacts.

Employees

As of July 28, 2013, Volt employed approximately 34,700 people, including approximately 30,500 who were on contingent staffing assignments for the Staffing Services segment. Those people on contingent staffing assignments are on our payroll for the length of their assignment.

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

Regulation

Some states in the United States and certain foreign countries license and regulate contingent staffing service firms and employment agencies. In connection with some foreign sales by certain segments, we are subject to export controls, including restrictions on the export of certain technologies. The sale of certain hardware and software by our Computer Systems segment in certain countries is permitted pursuant to a general export license. When we sell to countries designated by the United States as sensitive or develop products subject to restriction, sales would be subject to more restrictive export regulations. Compliance with applicable present federal, state and local environmental laws and regulations has not had, and we believe that compliance with those laws and regulations in the future will not have, a material effect on our earnings, capital expenditures or competitive position.

Access to Our Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. These and other SEC reports filed by us are available to the public at the SEC’s website at www.sec.gov and in the Investors & Governance section at our website at www.volt.com, as soon as reasonably practicable after filing with the SEC.

Copies of our Code of Business Conduct and Ethics and other significant corporate documents (our Corporate Governance Guidelines, Governance Committee Charter, Audit Committee Charter, Compensation Committee Charter, Executive Committee Charter, Financial Code of Ethics, Whistleblower Policy, Foreign Corrupt Practices Act Policy, Insider Trading Policy and Electronic Communication Policy) are also available in the Investors & Governance section at our website. Copies are also available without charge upon request to Volt Information Sciences, Inc., 1065 Avenue of the Americas, New York, NY 10018, Attention: Shareholder Relations, or by calling us at (212) 704-2400.

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

Risks Related to the Restatement and Other Accounting Issues

We have identified various material weaknesses in our internal control over financial reporting which have materially and adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses have not been fully remediated as of the filing date of this report.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the period ended October 31, 2010, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The previous Form 10-K was issued on April 9, 2013, which was subsequent to the period covered by this report. Accordingly, the previously reported material weaknesses remain unchanged for this period and remediation is ongoing. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Though we have taken steps to remediate the material weakness in our internal controls over financial reporting, if we fail to effectively implement our remediation plan, or if we encounter difficulties during implementation, additional material weaknesses or material misstatements in our financial statements could occur. These material weaknesses could result in a future restatement of our financial statements, could cause us to fail to meet our reporting obligations or could cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

The Restatement and related investigations have been time consuming and expensive and had a material adverse effect on our financial condition, results of operations and cash flows.

We have devoted substantial resources to the completion of the Restatement. As a result of these efforts, as of July 28, 2013, we have incurred approximately $145 million in fees and expenses, primarily for additional audit, financial, legal consulting and related costs. We expect to continue to incur significant additional fees and expenses until we are in compliance with our SEC reporting requirements and have remediated the existing material weaknesses in our internal control over financial reporting. These costs, as well as the substantial management time devoted to address these issues, have had, and could continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

Although we recently settled an investigation by the SEC, we may be the subject of litigation relating to the Restatement, which could adversely affect our business and results of operations.

As previously reported, the Company was the subject of a non-public investigation by the SEC related to the Company’s accounting practices that led to the restatement of the Company’s 2008 financial statements. On January 10, 2013, the SEC filed a settled enforcement action against the Company in the United States District Court for the Southern District of New York.

Although the Company has settled this matter with the SEC, additional regulatory inquiries may also be commenced. In addition, we may in the future be subject to additional litigation by investors, employees or other parties, or other proceedings or actions arising in relation to the restatement of our historical financial statements or the accounting matters that were addressed in the SEC investigation or related matters. Litigation and any regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. In the event that there is an adverse ruling in any legal or regulatory proceeding or action, we may be required to make payments to third parties that could have a material adverse effect on our business, financial condition and results of operations. Furthermore, regardless of the merits of any claim, legal proceedings may result in substantial legal expense and could also result in the diversion of time and attention by our management.

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

Our failure to timely comply with our reporting obligations under the Exchange Act may have an adverse effect on our ability to raise capital and compensate our employees.

As a result of our failure to timely comply with our reporting obligations under the Exchange Act, we are subject to a number of restrictions regarding the registration of our securities, including our common stock, under federal securities laws. Until such time as we have regained compliance with our reporting obligations under the Exchange Act and meet certain other conditions, we will be unable to use shorter and less costly filings, such as Registration Statements on Form S-3 and Form S-8. Being required to use the Registration Statement Form S-1 is likely to be more costly and time consuming. These restrictions reduce our access to capital markets, which may adversely affect our business.

Risks Relating to the Economy and our Industry

Our business is adversely affected by current economic and other business conditions.

The world economy has been experiencing a prolonged economic downturn and slow recovery, characterized by high unemployment, limited availability of credit and decreased consumer and business spending. In the past our business has suffered during such downturns, and our business has similarly suffered during the recent downturn.

A weakened economy in which unemployment levels are relatively high may result in decreased demand for contingent and permanent personnel, which adversely impacts our Staffing Services segment. When economic activity slows, many of our customers reduce their use of contingent workers before undertaking layoffs of their own employees, resulting in decreased demand for contingent workers. Decreased demand and higher unemployment levels result in lower levels of pay rate increases and increased pressure on our markup of staffing service rates and direct margins. Since employees are also reluctant to risk changing employers, there are fewer openings available and, therefore, reduced activity in permanent placements. In recent years, many of our customers have significantly reduced their workforce, including their use of contingent labor. The continuation of the current business climate is likely to continue to adversely affect our business.

In all of our business segments, we have experienced greater competition and pressure on price, margins and markups for renewals of customers’ contracts than previously experienced. In addition, some customers and large vendors have sought to impose more onerous contractual terms on us. While we have taken, and will continue to take, action to meet competition in our highly competitive markets and negotiate reasonable contracts, there can be no assurance that we will be able to do so without impacting revenue or margins. While we attempt to manage our costs in relation to our business volumes, these efforts may not be successful, and the timing of these efforts and associated earnings charges may adversely affect our business.

The contingent staffing industry is very competitive with few significant barriers to entry.

Our Staffing Services segment is in a very competitive industry with few significant barriers to entry. The worldwide contingent staffing industry is also highly fragmented. In the United States, approximately 100 competitors operate nationally and approximately 6,000 smaller companies compete in varying degrees at local levels, many of which have just one or a few offices that only service a small market. Some of our principal competitors in this segment are larger and have greater financial resources than us and service multi-national accounts, which is business we also solicit. These competitors may be better able than we are to attract and retain qualified personnel, to offer more favorable pricing and terms, and otherwise attract and retain the business that we seek. In addition, some of the segment’s customers, generally larger companies, are mandated or otherwise motivated to utilize the services of small or minority-owned companies rather than publicly held corporations such as Volt, and have redirected substantial amounts of their staffing business to those companies. We also face the risk that certain of our current and prospective customers may decide to provide similar services internally.

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

One of the effects of the increase in the number of customers consolidating their staffing service purchases is an increase in the use of managed service providers. Managed service providers coordinate the provision of contingent staffing services to their customers using Internet-enabled applications (often supplied by others) that act as a mechanism for businesses to manage and procure contingent and other staffing services. However, some of these managed service providers assume all payment obligations to their customers’ suppliers, such as Volt. These managed service providers may present greater credit risks than the end-customer and some of these customers have in the past, and could in the future, default on their obligations to us, adversely impacting our business. The bidding process for these national contracts is very competitive. Many contracts are for a one-to-three year time period, at which time they typically are re-bid. Others are for shorter periods or may be for the duration of a particular project or need that has arisen, which requires additional or substitute personnel. Many of these contracts require considerable start-up costs and may take an extended amount of time to reach anticipated revenue levels that are dependent on the customer’s actual requirements at that time. It also takes an extended period of time to recover these start-up costs. There can be no assurance that we will be able to retain accounts that we currently serve, or that we can obtain additional accounts on satisfactory terms.

Off-shoring by companies to which we supply contingent employees adversely affects our revenue.

In recent years, United States companies, some of which are customers of Volt, increasingly have outsourced manufacturing and service operations to foreign countries with lower labor rates, less costly employee benefit requirements and fewer regulations than in the United States. This outsourcing reduces their need for contingent and permanent workers in the United States. We continue to expand our global pool of resources to offer greater support to the service sector of the economy and other businesses that have more difficulty in moving operations to foreign countries, as well as expanding our regional and local customer base that generally affords higher margin opportunities. We may not be successful in these efforts.

In addition, we have been, and may continue to be, adversely affected if we compete from our United States-based operations against competitors based in lower-cost countries. There can be no assurance that efforts to expand our operations in foreign countries and the establishment of subsidiaries in foreign countries will be successful or that we can successfully compete with competitors based overseas or who have more well-established foreign operations. Our international expansion further subjects us to additional risks and challenges caused by the effect of foreign laws and regulations that could harm our business and profitability, as well as exposure from the risk of currency fluctuation as the values of foreign currencies fluctuate against the dollar.

Risks Related to our Capital Structure and Finances

Our credit agreement contains restrictive covenants.

Our credit facility requires us to maintain minimum unrestricted cash or availability under our accounts receivable securitization program of $15 million. Our existing credit facility includes restrictive covenants which limit our ability to, among other things, change our lines of business and engage in consolidations, mergers, liquidations, or dissolutions. These covenants could limit our ability to react to market conditions or to otherwise engage in transactions that might be considered beneficial to us.

Risks Related to our Particular Customers and the Projects on which We Work

Our project related businesses are subject to delays, unanticipated costs and cancellations that may result in unforeseen costs, reductions in revenues or the payment of liquidated damages.

In all of our business segments, we, in some circumstances, guarantee certain results of a project, such as completion by a scheduled date, performance testing levels, results and other performance requirements. Failure to meet those criteria could result in additional costs or penalties, including liquidated damages, which could exceed our projected profit. Many projects involve engineering, procurement and construction phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties in designing or engineering, delays in receiving designs or materials provided by our customers or third parties, delays in equipment and material delivery, schedule changes, delays from our customers’ failure to timely obtain rights required to perform or complete a project, weather-related delays and other factors, some of which are beyond our control, that could impact our ability to complete projects in accordance with the original delivery schedules. In addition, we may contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by subcontractors in the satisfactory completion of their portion of projects may result in delays in the overall progress of projects or may cause us to incur additional costs, or both. Delays and additional costs may be substantial, we may not be able to recover all of these costs, and our revenues and operating income could be significantly reduced. We also may be required to invest significant working capital to fund cost overruns. Delays or cancellations also may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

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

Delays and additional costs may be substantial, we may not be able to recover any or all of these costs, and our revenues and operating income could be significantly reduced. We also may be required to invest significant working capital to fund cost overruns. Delays or cancellations also may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

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

The results of our Computer Systems segment are highly dependent on the volume of directory assistance calls to this segment’s customers that are processed by the segment under existing contracts, the segment’s ability to continue to secure comprehensive listings from others at acceptable pricing, and our continued ability to sell products and services to new and existing customers. The volume of transactions with this segment’s customers and the revenues received by us has been, and may continue to be, reduced as consumers utilize free listings offered by alternative sources, including listings available on the Internet, and from consolidation in the telecommunications industry which results in increased downward pressure on our rates from fewer but larger customers. Revenue earned under many of our contracts in this segment is variable based on the volumes processed, while our costs of meeting the contractual service levels are not. Decreases in volumes that we are not able to offset with lowered costs could adversely affect our results of operations and cash flows.

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

Although we had no customer that represented over 10% of revenues in fiscal years 2011 or 2012, reductions, delays or cancellation of contracts with any of our key customers or the loss of one or more key customers could materially reduce our revenue and operating income. There is no assurance that our current customers will continue to do business with us or that contracts with existing customers will continue at current or historical levels.

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

We are dependent upon our ability to attract and retain qualified personnel.

Our operations are dependent upon our ability to attract and retain qualified personnel, particularly in the areas of research and development, implementation and upgrading of internal systems, as well as for contingent staffing assignments to customers of our Staffing Services segment. The availability of such personnel is dependent upon a number of economic and demographic conditions. We may in the future find it difficult or more costly to hire such personnel in the face of competition from other companies.

In addition, variations in the rate of unemployment and higher wages sought by contingent workers in certain technical fields that continue to experience labor shortages could affect our ability to meet our customers’ demands in these fields and adversely affect our results of operations.

Risks Related to Legal Compliance and Litigation

We are subject to employment–related and other claims and losses that could have a material adverse effect on our business.

Our Staffing Services segment employs or engages individuals on a contingent basis and places them in a customer’s workplace. Our ability to control the customer’s workplace is limited, and we risk incurring liability to our employees for injury (which can result in increased workers’ compensation costs) or other harm that they suffer at the customer’s workplace. Increases in workers’ compensation costs can adversely affect our competitive position and our ability to retain business and obtain new business. Other risks specifically related to our Staffing Services segment include:

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

From time to time we are subject to legal proceedings, as well as claims and threatened litigation that arise in the normal course of our business. If the potential loss from any claim or legal proceeding is considered probable and the amount of the loss can be reasonably estimated, a liability and an expense are recorded for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Accruals are based on the best information available at the time. As additional information becomes available, a reassessment is performed of the potential liability related to pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities, as well as, the legal expenses of such matters could have a material adverse impact on our business.

Improper disclosure of sensitive or confidential employee or client data, including personal data, could result in liability and harm our reputation.

Our business involves the use, storage and transmission of information about our full-time and contingent employees, clients and other individuals. This information may contain sensitive or confidential employee and client data, including personal data. Additionally, our employees may have access or exposure to customer data and systems, the misuse of which could result in legal liability. We and our third-party service providers have established policies and procedures to help protect the security and privacy of this information. It is possible that our security controls over sensitive or confidential data and other practices we and our third party service providers follow may not prevent the improper access to or disclosure of such information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

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

•

increase taxes (especially payroll and other employment-related taxes) or enact new or different taxes payable by the providers or users of services such as those offered by us, thereby increasing our costs, some of which we may not be able to pass on to customers or that would cause customers to reduce their use of our services especially in our Staffing Services segment, which would adversely impact our ability to conduct our business.

In some of our foreign markets, contingent staffing services are more heavily regulated than in the United States. Litigation and regulatory activity in the European Union and certain other countries is being directed at the way the staffing industry generally does business. In addition to imposing additional requirements and costs, this regulatory activity could cause changes in customers’ attitudes regarding the use of outsourcing and contingent personnel in general, which could have an adverse effect on our contingent staffing business.

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

Risks Related to Our Common Stock

Our common stock was delisted from the New York Stock Exchange and is not listed on any other national securities exchange which may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders.

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

Our stock price has in the past, and could in the future, fluctuate as a result of a variety of factors, including the following, some of which are beyond our control:

•	the restatement of our financial statements;

•	fluctuations in our results of operations;

•	our failure to meet the expectations of the investment community and changes in investment community viewpoints or estimates of our future results of operations;

•	industry trends and the business success of our customers;

•	loss of one or more key customers;

•	strategic moves by our competitors, such as product or service announcements or acquisitions;

•	regulatory developments;

•	litigation;

•	general economic conditions, such as the current recession;

•	general market conditions; and

•	other domestic and international macroeconomic factors unrelated to our performance.

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

As of September 30, 2013, our principal shareholders, who are related family members, controlled approximately 42% of our outstanding common stock. Accordingly, these shareholders, if they vote in the same manner, would effectively be able to control the composition of our board of directors and many other matters requiring shareholder approval and would continue to have significant influence over our affairs, and the interests of our principal shareholders may not align with those of our other shareholders.

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

New York law and our Articles of Incorporation and By-laws contain provisions that could make the takeover of Volt more difficult.

Certain provisions of New York law and our articles of incorporation and by-laws could have the effect of delaying or preventing a third party from acquiring Volt, even if a change in control would be beneficial to our shareholders. These provisions of our articles of incorporation and by-laws include:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in approximately 18,700 square feet at 1065 Avenue of the Americas, New York, New York under a lease that expires in 2015. A summary of our principal leased and owned properties (those exceeding 20,000 square feet) that are currently in use is set forth below:

United States

Location	Business Segment/Purpose	Own/Lease	Lease Expiration	Approximate Square Feet
Orange County, California	Staffing Services and General and Administrative Offices	Own (1)	-	200,000
Redmond, Washington	Staffing Services	Lease	Between 2013 and 2015	86,000
Rochester, New York	Computer Systems	Lease	2018	51,000
San Antonio, Texas (2)	Staffing Services	Lease	2015	36,000
Wallington, New Jersey	Other	Lease	2015	32,000

(1)	See Note 11 in our Consolidated Financial Statements for information regarding a term loan secured by a deed of trust on this property. We sublease approximately 39,000 square feet of these premises to an unaffiliated third party with a term through October 31, 2015, with the tenant having two additional 60-month lease renewal options and certain rights of early termination.

(2)	Effective July 1, 2013 the Company increased the San Antonio, Texas space by approximately 35,000 square feet bringing the total leased space to approximately 71,000 square feet. The new lease expires in April 2019.

International

Location	Business Segment/Purpose	Own/Lease	Lease Expiration	Approximate Square Feet
Montevideo, Uruguay	Other	Own	-	93,000
Bangalore, India	Other	Lease	2015	30,000

We lease space in approximately 167 other facilities worldwide, excluding month-to-month leases, each of which consists of less than 20,000 square feet. These leases expire at various times from 2013 until 2018.

At times we lease space to others in the buildings that we own or lease if we do not require the space for our own business. We believe that our facilities are adequate for our presently anticipated uses, and we are not dependent upon any individual leased premises.

For additional information pertaining to lease commitments, see our note on Commitments and Contingencies to our Consolidated Financial Statements included in this report.

ITEM 3. LEGAL PROCEEDINGS

SEC Civil Action

As previously reported, Volt was the subject of a non-public investigation by the SEC that we settled on January 18, 2013. Also arising from the investigation, the SEC filed a civil injunctive complaint on January 10, 2013, against Jack Egan, Volt’s former Chief Financial Officer, in the United States District Court for the Southern District of New York. The Commission alleges that Egan participated in a scheme in violation of Section 17(a) of the Securities Act; Sections 10(b) and 13(b)(5) of the Exchange Act; and Exchange Act Rules 10b-5, 13b2-1, 13b2-2, and 13a-14 to materially overstate revenue causing our net income for our fourth quarter and fiscal year ended October 28, 2007 to be materially overstated and to mislead our external auditors. The Commission seeks that Egan be permanently enjoined, be ordered to pay a civil money penalty, and be prohibited from acting as an officer or director.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until January 26, 2011, our common stock was listed on the NYSE under the symbol “VOL”. Since then it has traded in the over-the-counter market under the symbol “VISI.” The following table sets forth, for the periods indicated, the high and low sales prices (for periods during which our common stock was traded on the NYSE, ending with the fourth quarter of 2010) or the high and low bid quotations (for periods during which our common stock was traded on the over-the-counter market starting with the first quarter of 2011) for our common stock for the years ended November 3, 2013, October 28, 2012, October 30, 2011, and October 31, 2010. The over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Period		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	High	$7.81	$8.74	$8.10	$8.90
	Low	$6.20	$7.79	$6.65	$6.85

2012	High	$7.00	$7.19	$7.35	$7.14
	Low	$5.45	$5.89	$6.57	$6.23

2011	High	$9.49	$10.75	$10.80	$9.15
	Low	$5.92	$6.65	$9.10	$6.00

2010	High	$11.94	$13.36	$13.50	$9.21
	Low	$7.55	$8.80	$7.09	$6.16

Cash dividends have not been paid for the five years ended October 28, 2012 and through the date of this report. One of our credit agreements contains a covenant that limits cash dividends, capital stock purchases and redemptions in any one fiscal year to 50% of our prior year’s consolidated net income, as defined. There was $5.0 million available for cash dividends, capital stock purchases and redemptions under this covenant at October 28, 2012.

On November 1, 2013, the last sale price of our common stock reported on the over-the-counter market was $8.60. On that date there were approximately 289 holders of record of our common stock, exclusive of stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

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

Our purchases of our common stock from July 28, 2008 to September 30, 2013 were as follows:

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

Performance Information

Shareholder Return Performance Graph

The Company’s Peer Group Index includes companies having market capitalizations that are within 5% of the market capitalization of the Company’s Common Stock at the end of the Company’s latest fiscal year-end (this peer group has been historically selected by the Company because the Company has operated in diverse business segments).

Other Events

We maintain a 401(k) retirement savings plan that is available to substantially all of our U.S. employees. The plan contains as an investment alternative an “Employer Stock Fund” that invests in our common stock and, until February 17, 2011, the plan allowed participants to allocate some or all of their account balances to interests in the Employer Stock Fund. In February 2011, we informed the participants in the 401(k) plan that they would no longer be allowed to allocate their account balance to the Employer Stock Fund because the Company had not been timely filing periodic reports with the Securities and Exchange Commission.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended October 28, 2012, October 30, 2011, October 31, 2010, November 1, 2009 and November 2, 2008. The data below should be read in conjunction with, and is qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and notes thereto. Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. The financial information presented may not be indicative of our future performance.

For the years ended, (in thousands, except per share data)	October 28, 2012	October 30, 2011	October 31, 2010	November 1, 2009	November 2, 2008
	52 weeks	52 weeks	52 weeks	52 weeks	53 weeks
Revenue
Staffing services revenue	$2,027,601	$1,957,905	$1,732,348	$1,717,255	$2,376,396
Other revenue	218,526	280,204	224,064	246,754	349,642

Net revenue	2,246,127	2,238,109	1,956,412	1,964,009	2,726,038
Direct cost of staffing services revenue	1,738,933	1,698,711	1,479,562	1,458,720	2,012,977
Cost of other revenue	163,853	166,211	178,268	230,031	340,131
Selling, administrative and other operating costs	310,847	302,882	294,564	288,404	358,406
Amortization of purchased intangible assets	1,382	1,347	1,434	1,435	10,520
Restructuring costs	-	-	3,149	10,739	1,504
Impairment of purchased intangibles and goodwill	-	-	-	-	135,232
Gain on sale of building	(4,418)	-	-	-	-
Fees related to restatement and associated investigations	42,906	49,193	29,158	924	-

Operating income (loss)	(7,376)	19,765	(29,723)	(26,244)	(132,732)
Other income (expense), net	(3,836)	(4,484)	(4,038)	(3,493)	(2,771)
Income tax provision (benefit)	2,391	(348)	62,614	(3,493)	(24,461)
Income (loss) from continuing operations	(13,603)	15,629	(96,375)	(26,244)	(111,042)
Income from discontinued operations, net of taxes	-	-	-	-	99,325

Net income (loss)	(13,603)	15,629	(96,375)	(26,244)	(11,717)
PER SHARE DATA:
Basic:
Net income (loss) from continuing operations	$(0.65)	$0.75	$(4.63)	$(1.26)	$(5.05)
Weighted average number of shares	20,813	20,813	20,812	20,833	21,982
Diluted:
Net income (loss) from continuing operations	$(0.65)	$0.75	$(4.63)	$(1.26)	$(5.05)
Weighted average number of shares	20,813	20,896	20,812	20,833	21,982

For the years ended, (in thousands)	October 28, 2012	October 30, 2011	October 31, 2010	November 1, 2009	November 2, 2008
	52 weeks	52 weeks	52 weeks	52 weeks	53 weeks
Cash and cash equivalents	$26,483	$44,567	$51,084	$118,765	$120,929
Working capital	90,435	111,218	127,011	201,449	195,526
Total assets	557,572	579,479	599,124	658,343	816,805
Long-term debt, current portion	768	708	652	601	553
Long-term debt, excluding current portion	9,033	9,801	10,509	11,161	11,762
Total stockholders’ equity	143,117	156,663	140,137	237,285	261,853

Note - Cash dividends were not paid during the above periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The demand for our services in all segments, both domestically and in our foreign operations, is dependent upon general economic conditions. Our business suffers during economic downturns. Since late fiscal 2008, the slowing of the economy adversely affected our revenue. Although unemployment rates in the United States remained high during 2011 and 2012, throughout fiscal 2011 and 2012 the domestic U.S. economic growth resulted in increased demand for our staffing and consulting services. The overall job growth in the economy has shown a gradual upward trend from 2011. While we experienced modest growth in our staffing business in fiscal 2011 and 2012, our revenues remain lower than pre-2008 recession levels.

Our Staffing Services segment’s revenue and operating income are typically lowest in our first fiscal quarter due to the Thanksgiving, Christmas and New Year holidays, certain customer facilities closures during the holidays for one to two weeks, and closures caused by severe winter weather conditions. The demand for our staffing services typically increases during the third and fourth quarters of the fiscal year when annual payroll tax contribution maximums for higher salaried employees have been met, and customers increase the use of our administrative and industrial labor during the summer vacation period.

Our Computer Systems segment has seen a decline in the volume of directory assistance transactions and lower data pricing, along with reduced directory assistance project revenue, as consumers increasingly utilize free listings offered by alternative sources such as listings available on the Internet, as well as from consolidation in the telecommunications industry. As a result, telecommunications companies are no longer starting large new systems development projects, and the amortization of previously deferred revenue net of deferred costs is declining as the previous large implementations reach the end of the maintenance periods over which the projects were being amortized. During 2011 and 2012 we increased our investment in developing our directory assistance software platform into full-featured call center software that can take advantage of that growing market, although this investment combined with the declining revenues from directory assistance negatively impacted segment results.

Our fiscal year ends on the Sunday nearest October 31. As a result, most fiscal years contain 52 weeks and a 53rd week is added every five or six years. The 2012, 2011 and 2010 fiscal years each consisted of 52 weeks.

Non-GAAP Measures - Unrecognized Revenue

We sometimes provide services despite a customer arrangement not yet being finalized, or continue to provide services under an expired arrangement while a revised contract is being finalized. Generally Accepted Accounting Principles (“GAAP”) usually requires that services revenue be deferred until arrangements are finalized or in some cases until cash is received, which causes some periods to include the expense of providing services although the related revenue (“Unrecognized Revenue”) is not recognized until a subsequent period. The following tables provide financial data determined both using GAAP as well as on a non-GAAP basis. The non-GAAP basis includes adjustments for Unrecognized Revenue so that services revenue is shown in the same period as the related services are provided. This non-GAAP financial information is used by management and provided herein primarily to provide a more complete understanding of the Company’s business results and trends. This non-GAAP information should not be considered an alternative for, or in isolation from, the financial information prepared and presented in accordance with GAAP.

Consolidated Results of Operations and Financial Highlights (Fiscal 2012 vs. Fiscal 2011):

	Year ended October 28, 2012				Year ended October 30, 2011
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$2,246,127	$2,027,601	$99,679	$118,847	$2,238,109	$1,957,905	$165,349	$114,855
Expenses
Direct cost of staffing services revenue	1,738,933	1,738,933	-	-	1,698,711	1,698,711	-	-
Cost of other revenue	163,853	-	68,281	95,572	166,211	-	76,022	90,189
Selling, administrative and other operating costs	300,116	251,410	26,897	21,809	294,410	244,343	28,835	21,232
Amortization of purchased intangible assets	1,382	47	859	476	1,347	15	855	477

Segment operating income	41,843	37,211	3,642	990	77,430	14,836	59,637	2,957
Corporate general and administrative	10,731				8,472
Gain on sale of building	(4,418)				-
Fees related to restatement and associated investigations	42,906				49,193

Operating income (loss)	(7,376)				19,765

Other income (expense), net	(3,836)				(4,484)
Income tax provision (benefit)	2,391				(348)

Net income (loss)	$(13,603)				$15,629

NON-GAAP TABLE

	Year ended October 28, 2012				Year ended October 30, 2011
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$2,246,127	$2,027,601	$99,679	$118,847	$2,238,109	$1,957,905	$165,349	$114,855
Recognition of previously unrecognized revenue	(30,090)	(30,090)	-	-	(10,642)	(10,642)	-	-
Additions to unrecognized revenue	11,731	11,731	-	-	27,214	27,214	-	-

Net non-GAAP adjustment	(18,359)	(18,359)	-	-	16,572	16,572	-	-

Non-GAAP total net revenue	2,227,768	2,009,242	99,679	118,847	2,254,681	1,974,477	165,349	114,855

Expenses
Direct cost of staffing services revenue	1,738,933	1,738,933	-	-	1,698,711	1,698,711	-	-
Cost of other revenue	163,853	-	68,281	95,572	166,211	-	76,022	90,189
Selling, administrative and other operating costs	300,116	251,410	26,897	21,809	294,410	244,343	28,835	21,232
Amortization of purchased intangible assets	1,382	47	859	476	1,347	15	855	477

Non-GAAP segment operating income	23,484	18,852	3,642	990	94,002	31,408	59,637	2,957
Corporate general and administrative	10,731				8,472
Gain on sale of building	(4,418)				-
Fees related to restatement and associated investigations	42,906				49,193

Non-GAAP operating income (loss)	$(25,735)				$36,337

Consolidated Results of Operations (Fiscal 2012 vs. Fiscal 2011)

Net Revenue: Net revenue in fiscal 2012 increased $8.0 million to $2,246.1 million from $2,238.1 million in fiscal 2011, and non-GAAP net revenue decreased by $26.9 million or 1.2% to $2,227.8 million from $2,254.7 million in fiscal 2011. The change in revenue was primarily the result of lower Computer Systems revenues of $65.7 million as several large implementations reached the end of the maintenance periods over which the projects were being amortized and lower transaction volumes, pricing and maintenance levels, offset by increased Staffing Services revenues of $69.7 million (non-GAAP $34.8 million) resulting from more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues and a change in net deferral of staffing revenues of $34.9 million. Revenue and non-GAAP revenue included recognition of previously deferred software systems revenues, net of current period deferrals, of $31.6 million in fiscal 2012 and $70.1 million in fiscal 2011, a decrease of $38.5 million.

Direct Cost of Staffing Services Revenue: Direct cost of staffing services revenue in fiscal 2012 increased $40.2 million, or 2.4%, to $1,738.9 million from $1,698.7 million in fiscal 2011. This increase is primarily a result of increased contingent staff on assignment at slightly lower margins and a decrease of $3.9 million in the HIRE Act payroll tax benefits offset by slightly higher project-based margins compared to fiscal 2011. Direct margin of staffing services revenue as a percent of staffing revenue and non-GAAP staffing revenue in fiscal 2012 was 14.2% and 13.2% from 13.3% and 14.0% in fiscal 2011, respectively. The GAAP percentage increase was primarily due to the change in net deferrals and recognition of staffing revenues. The non-GAAP percentage decrease was primarily due to the lower payroll tax benefits.

Cost of Other Revenue: Cost of other revenue in fiscal 2012 decreased $2.3 million, or 1.4%, to $163.9 million from $166.2 million in fiscal 2011. This decrease was primarily a result of Computer Systems costs that did not decrease proportionally with the decrease in computer systems revenue due to our ongoing investment in developing our directory assistance software platform into full featured call center software and relatively fixed data acquisition costs and decreased costs for the telecommunications and publishing and printing businesses offset by increased costs related to higher IT maintenance revenue.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in fiscal 2012 increased $5.7 million, or 1.9%, to $300.1 from $294.4 million in fiscal 2011, generally in line with the similar revenues in each period.

Fees Related to Restatement and Associated Investigations: Fees related to our restatement and associated investigations are comprised of legal, consulting and accounting expenses and amounted to $42.9 million and $49.2 million in fiscal 2012 and fiscal 2011, respectively. The decreased costs were a result of the decreased level of effort of outside consultants as fiscal 2011 focused on data gathering which had largely been completed by that year end and fiscal 2012 was focused on completing accounting and control assessments and auditing.

Operating Income (Loss): Operating loss in fiscal 2012 of $7.4 million included fees related to the restatement and associated investigations of $42.9 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $19.1 million. Without these items we would have had operating income of $16.4 million and a non-GAAP operating loss of $1.9 million.

Operating income in fiscal 2011 of $19.8 million included fees related to the restatement and associated investigations of $49.2 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $62.3 million. Without these items we would have had operating income of $6.7 million and non-GAAP operating income of $23.2 million.

Operating results and non-GAAP operating results were lower in fiscal 2012 than fiscal 2011 primarily due to the above reasons and a decrease in Computer Systems results of approximately $12.8 million due to lower transaction volumes, pricing and maintenance levels with relatively fixed costs of revenue and investment in developing our directory assistance software platform into full-featured call center software and a decrease in Staffing Services non-GAAP results of approximately $12.6 million due to lower traditional staffing margins on higher revenues and efforts to expand our higher margin retail business.

Other Income (Expense), net: Other expense remained relatively flat at $3.8 million in fiscal 2012 and $4.5 million in fiscal 2011.

Income Tax Provision (Benefit): Income tax provision in fiscal 2012 amounted to $2.4 million primarily related to locations outside of the United States, compared to a benefit of $0.3 million in fiscal 2011.

Results of Operations by Segments (Fiscal 2012 vs. Fiscal 2011)

Staffing Services

Net Revenue: The segment’s net revenue in fiscal 2012 increased $69.7 million to $2,027.6 million from $1,957.9 million in fiscal 2011, and non-GAAP net revenue increased by $34.7 million, or 1.8%, to $2,009.2 million from $1,974.5 in fiscal 2011. This increase is primarily due to more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues and recognition of $34.9 million of previously deferred revenue, net of current period deferrals. On average, approximately 32,000 U.S. staffing employees were on assignment throughout fiscal 2012, compared to approximately 31,600 in 2011.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue in fiscal 2012 increased $40.2 million, or 2.4%, to $1,738.9 million from $1,698.7 million in fiscal 2011. This increase is primarily a result of increased contingent staff on assignment at slightly lower margins and a decrease of $3.9 million in the HIRE Act payroll tax benefits offset by slightly higher project-based margins compared to fiscal 2011. Direct margin of staffing services revenue as a percent of staffing revenue and non-GAAP staffing revenue in fiscal 2012 was 14.2% and 13.2% from 13.3% and 14.0% in fiscal 2011, respectively. The GAAP percentage increase was primarily due to the change in net deferrals and recognition of staffing revenues. The non-GAAP percentage decrease was primarily due to the lower payroll tax benefits.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in fiscal 2012 increased $7.1 million, or 2.9%, to $251.4 million from $244.3 million in fiscal 2011. The increase was primarily the result of efforts to expand our higher-margin retail business resulting in hiring more sales, delivery and support employees while revenues lag these costs during the sales cycle ramp-up, although at full ramp-up these costs remain proportionately higher than our larger national accounts business.

Segment Operating Income: The segment’s operating income in fiscal 2012 increased $22.4 million to $37.2 million from $14.8 million in fiscal 2011, and non-GAAP operating income decreased by $12.5 million or 40.0% to $18.9 million from $31.4 million in fiscal 2011. The change in operating income is primarily due to a change in net deferral of staffing revenues of $34.9 million. In addition, non-GAAP operating income was lower in fiscal 2012 than fiscal 2011 due to lower traditional staffing margins on the increased revenues, lower HIRE Act payroll tax benefits, and our efforts to expand our higher margin retail business.

Computer Systems

Net Revenue: The segment’s net revenue in fiscal 2012 decreased by $65.7 million, or 39.7%, to $99.7 million from $165.4 million in fiscal 2011. This decrease was primarily a result of lower systems revenues by $19.9 million as several large implementations reached the end of the maintenance periods over which the revenue of projects were being amortized, lower transaction revenues by $36.2 million due to both lower volumes and pricing, and lower maintenance revenue by $9.6 million.

	Year ended
(in millions, except as noted)	October 28, 2012	October 30, 2011
New system acceptances	$6.1	$30.3
Elements of segment operating income
Computer systems segment revenues:
Maintenance revenue	$31.1	$40.7
Transaction revenue	48.6	84.8
System revenue amortization	20.0	39.9

Total computer systems segment net revenues:	99.7	165.4

Computer systems segment costs:
Current period costs, net of deferrals	88.9	88.0
Amortization of deferred costs	7.2	17.8

Total computer systems segment costs	96.1	105.8

Segment operating income	$3.6	$59.6

As of October 28, 2012, we had deferred revenue associated with software system sales of $23.3 million and related deferred costs of $3.5 million that will be recognized as accounting requirements are met and are expected to increase revenue, costs, and operating income in each of the following fiscal years as follows:

(in millions)	Balance as of October 28, 2012	2013	2014	Thereafter	Dependent Upon Future Events
Expected recognition of Deferred Revenue	$23.3	$17.0	$3.9	$0.4	$2.0
Expected recognition of Deferred Costs	$3.5	$2.3	$1.0	$0.2	$0.0
Expected impact on Operating Income	$19.8	$14.7	$2.9	$0.2	$2.0

Cost of Other Revenue: The segment’s cost of revenue in fiscal 2012 decreased $7.7 million, or 10.2%, to $68.3 million from $76.0 million in fiscal 2011, primarily the result of lower amortization of deferred costs of $7.2 million compared to $17.8 million for fiscal 2011. Computer systems costs did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full featured call center software and relatively fixed data acquisition costs.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in fiscal 2012 decreased $1.9 million, or 6.7%, to $26.9 million from $28.8 million in fiscal 2011, primarily due to cost reductions in response to the overall segment business levels decline.

Segment Operating Income: The segment’s operating income in fiscal 2012 decreased by $56.0 million to $3.6 million compared to $59.6 million in fiscal 2011 primarily due to lower amortization of previously deferred revenue and previously deferred costs as several large system implementations reached the end of the maintenance periods over which the revenue and costs of projects are being amortized.

Other

Net Revenue: The segment’s net revenue in fiscal 2012 increased $3.9 million, or 3.5%, to $118.8 million from $114.9 million in fiscal 2011. The increase is primarily attributable to an increase in IT maintenance revenue of $13.2 million offset by a decrease in telecommunications revenues of $5.6 million and publishing and printing revenue of $3.7 million as compared to fiscal 2011. The IT maintenance revenue increase was driven primarily by a higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers as billing rates remained relatively consistent between the periods. The decrease in telecommunications revenues was primarily the result of exiting certain unprofitable business lines, and the publishing and printing revenue decrease was primarily due to the printing of a telephone directory for one of the segment’s large customers in fiscal 2011 that is printed on an every-other-year basis and therefore was not printed in fiscal 2012.

Cost of Other Revenue: The segment’s cost of other revenue in fiscal 2012 increased $5.4 million, or 6.0%, to $95.6 million from $90.2 million in fiscal 2011. The increase was driven by costs associated with the increased IT maintenance revenues, primarily from increased labor and consulting costs to deliver the higher IT maintenance revenues offset by decreased costs in the telecommunications business primarily from the result of exiting certain unprofitable business lines and decreased costs for the publishing and printing business primarily due to the cost of printing of a telephone directory for one of the segment’s large customers in fiscal 2011 that did not reoccur in fiscal 2012.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in fiscal 2012 increased $0.6 million, or 2.7%, to $21.8 million from $21.2 million in fiscal 2011, generally in line with the similar revenues in each period.

Segment Operating Income: The segment’s operating income in fiscal 2012 decreased $2.0 million to $1.0 million from $3.0 million in fiscal 2011 as a result of the factors discussed above.

Consolidated Results of Operations and Financial Highlights (Q3 2012 YTD vs. Q3 2011 YTD)

	Nine months ended July 29, 2012				Nine months ended July 31, 2011
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$1,674,568	$1,508,649	$78,112	$87,807	$1,649,911	$1,454,440	$116,822	$78,649
Expenses
Direct cost of staffing services revenue	1,298,333	1,298,333	-	-	1,264,170	1,264,170	-	-
Cost of other revenue	124,490	-	52,485	72,005	120,035	-	55,730	64,305
Selling, administrative and other operating costs	220,967	186,310	19,098	15,559	219,305	183,122	21,365	14,818
Amortization of purchased intangible assets	1,034	35	642	357	1,002	3	641	358

Segment operating income (loss)	29,744	23,971	5,887	(114)	45,399	7,145	39,086	(832)
Corporate general and administrative	8,621				6,087
Fees related to restatement and associated investigations	28,000				37,753

Operating income (loss)	(6,877)				1,559

Other income (expense), net	(2,421)				(4,085)
Income tax provision (benefit)	2,293				(2,151)

Net loss	$(11,591)				$(375)

NON-GAAP TABLE

	Nine months ended July 29, 2012				Nine months ended July 31, 2011
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$1,674,568	$1,508,649	$78,112	$87,807	$1,649,911	$1,454,440	$116,822	$78,649
Recognition of previously unrecognized revenue	(23,131)	(23,131)	-	-	(10,366)	(10,366)	-	-
Additions to unrecognized revenue	7,130	7,130	-	-	20,403	20,403	-	-

Net non-GAAP adjustment	(16,001)	(16,001)	-	-	10,037	10,037	-	-

Non-GAAP total net revenue	1,658,567	1,492,648	78,112	87,807	1,659,948	1,464,477	116,822	78,649

Expenses
Direct cost of staffing services revenue	1,298,333	1,298,333	-	-	1,264,170	1,264,170	-	-
Cost of other revenue	124,490	-	52,485	72,005	120,035	-	55,730	64,305
Selling, administrative and other operating costs	220,967	186,310	19,098	15,559	219,305	183,122	21,365	14,818
Amortization of purchased intangible assets	1,034	35	642	357	1,002	3	641	358

Non-GAAP segment operating income (loss)	13,743	7,970	5,887	(114)	55,436	17,182	39,086	(832)
Corporate general and administrative	8,621				6,087
Fees related to restatement and associated investigations	28,000				37,753

Non-GAAP operating income (loss)	$(22,878)				$11,596

Consolidated Results of Operations (Q3 2012 YTD vs. Q3 2011 YTD)

Net Revenue: Net revenue in the first nine months of fiscal 2012 increased $24.7 million to $1,674.6 million from $1,649.9 million in fiscal 2011, and non-GAAP net revenue decreased by $1.3 million or 0.1% to $1,658.6 million from $1,659.9 in fiscal 2011. The change in revenue was primarily the result of lower Computer Systems revenues of $38.7 million as several large implementations reached the end of the maintenance periods over which the revenue of projects were being amortized and lower transaction volumes, pricing and maintenance levels, offset by increased Staffing Services revenues of $54.2 million (non-GAAP $28.1 million) resulting from more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues and a change in net deferral of staffing revenues of $26.0 million.

Direct Cost of Staffing Services Revenue: Direct cost of staffing services revenue in the first nine months of fiscal 2012 increased $34.1 million, or 2.7%, to $1,298.3 million from $1,264.2 million in fiscal 2011. This increase is primarily a result of increased contingent staff on assignment at slightly lower margins offset by slightly higher project based margins compared to fiscal 2011. Direct margin of staffing services revenue as a percent of staffing revenue and non-GAAP staffing revenue in fiscal 2012 was 13.9% and 13.0% from 13.1% and 13.7% in fiscal 2011, respectively. The GAAP percentage increase was primarily due to the change in net deferral and recognition of staffing revenues. The non-GAAP percentage decrease was primarily due to slightly lower margins on traditional staffing revenues.

Cost of Other Revenue: Cost of other revenue in the first nine months of fiscal 2012 increased $4.5 million, or 3.7%, to $124.5 million from $120.0 million in fiscal 2011. This increase was primarily a result of Computer Systems costs that did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full featured call center software and relatively fixed data acquisition cost, increased costs related to higher IT maintenance revenues offset by decreased costs for the telecommunications business primarily from the result of exiting certain unprofitable business lines.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the first nine months of fiscal 2012 increased $1.7 million, or 0.8%, to $221.0 from $219.3 million in fiscal 2011, generally in line with the similar revenues in each period.

Fees Related to Restatement and Associated Investigations: Fees related to our restatement and associated investigations are comprised of legal, consulting and accounting expenses and amounted to $28.0 million and $37.8 million in the first nine months of fiscal 2012 and fiscal 2011, respectively. The decreased costs were a result of the decreased level of effort of outside consultants as fiscal 2011 focused on data gathering which had largely been completed by that year end and fiscal 2012 was focused on completing accounting and control assessments and auditing.

Operating Income (Loss): Operating loss in the first nine months of fiscal 2012 of $6.9 million included fees related to the restatement and associated investigations of $28.0 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $19.9 million. Without these items we would have had operating income of $1.2 million and a non-GAAP operating loss of $14.8 million.

Operating income in the first nine months of fiscal 2011 of $1.6 million included fees related to the restatement and associated investigations of $37.8 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $42.5 million. Without these items we would have had an operating loss of $3.1 million and non-GAAP operating income of $6.9 million.

Operating results and non-GAAP operating results were lower in fiscal 2012 than fiscal 2011 primarily due to the above reasons and a decrease in Staffing Services non-GAAP results of approximately $9.2 million due to lower traditional staffing margins on higher revenues and efforts to expand our higher margin retail business offset by a decrease in Computer Systems results of approximately $10.6 million due to lower transaction volumes, pricing and maintenance levels with relatively fixed costs of revenue and investment in developing our directory assistance software platform into full-featured call center software.

Other Income (Expense), net: Other expense in the first nine months of fiscal 2012 decreased $1.7 million, or 40.7%, to $2.4 million from $4.1 million in fiscal 2011 primarily related to foreign exchange gains and losses.

Income Tax Provision (Benefit): Income tax provision in the first nine months of fiscal 2012 amounted to $2.3 million primarily related to locations outside of the United States, compared to a benefit of $2.2 million in fiscal 2011.

Results of Operations by Segments (Q3 2012 YTD vs. Q3 2011 YTD)

Staffing Services

Net Revenue: The segment’s net revenue in the first nine months of fiscal 2012 increased $54.2 million to $1,508.6 million from $1,454.4 million in fiscal 2011, and non-GAAP net revenue increased by $28.1 million or 1.9% to $1,492.6 million from $1,464.5 million in fiscal 2011. This increase is primarily due to increased contingent staffing, although at lower average bill rates, an increase in call center, games testing and other project-based staffing services revenue from increased volume in all practice areas, and recognition of $26.0 million of previously deferred revenue, net of current period deferrals. On average, approximately 31,600 U.S. staffing employees were on assignment in the first nine months of fiscal 2012, compared to approximately 31,500 in fiscal 2011.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue in the first nine months of fiscal 2012 increased $34.1 million, or 2.7%, to $1,298.3 million from $1,264.2 million in fiscal 2011. This increase is primarily a result of increased contingent staff on assignment at slightly lower margins offset by slightly higher project based margins compared to fiscal 2011. Direct margin of staffing services revenue as a percent of staffing revenue and non-GAAP staffing revenue in fiscal 2012 was 13.9% and 13.0% from 13.1% and 13.7% in fiscal 2011, respectively. The GAAP percentage increase was primarily due to the change in net deferral and recognition of staffing revenues. The non-GAAP percentage decrease was primarily due to slightly lower margins on traditional staffing revenues.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first nine months of fiscal 2012 increased $3.2 million, or 1.7%, to $186.3 million from $183.1 million in fiscal 2011. The increase was primarily the result of efforts to expand our higher-margin retail business resulting in hiring more sales, delivery and support employees while revenues lag these costs during the sales cycle ramp-up, although at full ramp-up these costs remain proportionately higher than our larger national accounts business.

Segment Operating Income: The segment’s operating income in the first nine months of fiscal 2012 increased $16.9 million to $24.0 million from $7.1 million in fiscal 2011, and non-GAAP operating income decreased by $9.2 million or 53.6% to $8.0 million from $17.2 million in fiscal 2011. The change in operating income is primarily due to a change in net deferral of staffing revenues of $26.0 million.

Computer Systems

Net Revenue: The segment’s net revenue in the first nine months of fiscal 2012 decreased by $38.7 million, or 33.1%, to $78.1 million from $116.8 million in fiscal 2011. This decrease was primarily a result of lower systems revenues as several large implementations reached the end of the maintenance periods over which the revenue of projects were being amortized, lower transaction revenues due to both lower volumes and pricing, and lower maintenance revenue.

Cost of Other Revenue: The segment’s cost of revenue in the first nine months of fiscal 2012 decreased $3.2 million, or 5.8%, to $52.5 million in fiscal 2012 from $55.7 million in fiscal 2011, primarily the result of lower amortization of deferred costs compared to fiscal 2011. Computer systems costs did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full featured call center software and relatively fixed data acquisition costs

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first nine months of fiscal 2012 decreased $2.3 million, or 10.6%, to $19.1 million from $21.4 million in fiscal 2011, primarily due to cost reductions in response to the overall segment business levels decline.

Segment Operating Income: The segment’s operating income in the first nine months of fiscal 2012 decreased by $33.2 million to $5.9 million compared to $39.1 million in fiscal 2011 primarily due to lower amortization of previously deferred revenue and previously deferred costs as several large system implementations reached the end of the maintenance periods over which the revenue and costs of projects are being amortized.

Other

Net Revenue: The segment’s net revenue in first nine months of fiscal 2012 increased $9.2 million, or 11.6%, to $87.8 million from $78.6 million in fiscal 2011. The increase is primarily attributable to an increase in IT maintenance revenue offset by a decrease in telecommunications revenues as compared to fiscal 2011. The IT maintenance revenue increase was driven primarily by a higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers as billing rates remained relatively consistent between the periods. The decrease in telecommunications revenues was primarily the result of exiting certain unprofitable business lines.

Cost of Other Revenue: The segment’s cost of other revenue in the first nine months of fiscal 2012 increased $7.7 million, or 12.0%, to $72.0 million from $64.3 million in fiscal 2011. The increase was driven by costs associated with the increased IT maintenance revenues, primarily from increased labor and consulting costs to deliver the higher IT maintenance revenues offset by decreased costs in the telecommunications business primarily from the result of exiting certain unprofitable business lines.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first nine months of fiscal 2012 increased $0.8 million, or 5.0%, to $15.6 million from $14.8 million in fiscal 2011, generally in line with the similar revenues in each period.

Segment Operating Loss: The segment’s operating loss in the first nine months of fiscal 2012 decreased $0.7 million to $0.1 million from $0.8 million in fiscal 2011. This decrease was predominantly a result of our telecommunications business exiting certain unprofitable business lines in fiscal 2011 as well as higher IT maintenance revenue.

Consolidated Results of Operations and Financial Highlights (Q3 2012 vs. Q3 2011)

	Three months ended July 29, 2012				Three months ended July 31, 2011
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$558,032	$508,154	$21,888	$27,990	$555,930	$490,997	$39,109	$25,824
Expenses
Direct cost of staffing services revenue	441,124	441,124	-	-	430,081	430,081	-	-
Cost of other revenue	38,296	-	15,914	22,382	40,658	-	19,466	21,192
Selling, administrative and other operating costs	74,294	62,821	6,568	4,905	73,989	61,336	7,389	5,264
Amortization of purchased intangible assets	344	11	213	120	345	12	213	120

Segment operating income (loss)	3,974	4,198	(807)	583	10,857	(432)	12,041	(752)
Corporate general and administrative	3,799				2,647
Fees related to restatement and associated investigations	9,800				9,821

Operating loss	(9,625)				(1,611)

Other income (expense), net	(56)				(322)
Income tax provision	1,560				110

Net loss	$(11,241)				$(2,043)

NON-GAAP TABLE

	Three months ended July 29, 2012				Three months ended July 31, 2011
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$558,032	$508,154	$21,888	$27,990	$555,930	$490,997	$39,109	$25,824
Recognition of previously unrecognized revenue	(6,487)	(6,487)	-	-	(8,508)	(8,508)	-	-
Additions to unrecognized revenue	4,852	4,852	-	-	16,522	16,522	-	-

Net non-GAAP adjustment	(1,635)	(1,635)	-	-	8,014	8,014	-	-

Non-GAAP total net revenue	556,397	506,519	21,888	27,990	563,944	499,011	39,109	25,824

Expenses
Direct cost of staffing services revenue	441,124	441,124	-	-	430,081	430,081	-	-
Cost of other revenue	38,296	-	15,914	22,382	40,658	-	19,466	21,192
Selling, administrative and other operating costs	74,294	62,821	6,568	4,905	73,989	61,336	7,389	5,264
Amortization of purchased intangible assets	344	11	213	120	345	12	213	120

Non-GAAP segment operating income (loss)	2,339	2,563	(807)	583	18,871	7,582	12,041	(752)
Corporate general and administrative	3,799				2,647
Fees related to restatement and associated investigations	9,800				9,821

Non-GAAP operating income (loss)	$(11,260)				$6,403

Consolidated Results of Operations (Q3 2012 vs. Q3 2011)

Net Revenue: Net revenue in the third quarter of fiscal 2012 increased $2.1 million to $558.0 million from $555.9 million in fiscal 2011, and non-GAAP net revenue decreased by $7.5 million or 1.3% to $556.4 million from $563.9 in fiscal 2011. The change in revenue was primarily the result of lower Computer Systems revenues by $17.2 million as several large implementations reached the end of the maintenance periods over which the revenue of projects were being amortized and lower transaction volumes, pricing and maintenance levels, offset by increased Staffing Services revenues of $17.2 million (non-GAAP $7.5 million) resulting from more contingent staff on assignments and a change in net deferral of staffing revenues of $9.6 million.

Direct Cost of Staffing Services Revenue: Direct cost of staffing services revenue in the third quarter fiscal 2012 increased $11.0 million, or 2.6%, to $441.1 million from $430.1 million in fiscal 2011. This increase is primarily a result of increased contingent staff on assignment at slightly lower margins offset by slightly higher project based margins compared to fiscal 2011. Direct margin of staffing services revenue as a percent of staffing revenue and non-GAAP staffing revenue in fiscal 2012 was 13.2% and 12.9% from 12.4% and 13.8% in fiscal 2011, respectively. The GAAP percentage increase was primarily due to the change in net deferral and recognition of staffing revenues. The non-GAAP percentage decrease was primarily due to slightly lower margins on traditional staffing revenues.

Cost of Other Revenue: Cost of other revenue in the third quarter of fiscal 2012 decreased $2.4 million, or 5.8%, to $38.3 million from $40.7 million in fiscal 2011. This decrease was primarily a result of Computer Systems costs that did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full featured call center software and relatively fixed data acquisition cost, increased costs related to higher IT maintenance revenues offset by decreased costs in the telecommunications business primarily from the result of exiting certain unprofitable business.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the third quarter of fiscal 2012 increased $0.3 million, or 0.4%, to $74.3 million from $74.0 million in fiscal 2011, generally in line with the similar revenues in each period.

Fees Related to Restatement and Associated Investigations: Fees related to our restatement and associated investigations are comprised of legal, consulting and accounting expenses and remained consistent at $9.8 million in the third quarters of fiscal 2012 and fiscal 2011.

Operating Loss: Operating loss in the third quarter of fiscal 2012 of $9.6 million included fees related to the restatement and associated investigations of $9.8 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $4.0 million. Without these items we would have had an operating loss of $3.8 million and a non-GAAP operating loss of $5.5 million.

Operating loss in the third quarter of fiscal 2011 of $1.6 million included fees related to the restatement and associated investigations of $9.8 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $14.1 million. Without these items we would have had an operating loss of $5.9 million and non-GAAP operating income of $2.1 million.

Operating results and non-GAAP operating results were lower in the third quarter of fiscal 2012 than fiscal 2011 primarily due to the above reasons and a decrease in Computer Systems results of approximately $2.7 million due to lower transaction volumes, pricing and maintenance levels with relatively fixed costs of revenue and investment in developing our directory assistance software platform into full-featured call center software and a decrease in Staffing Services non-GAAP results of approximately $5.0 million due to lower traditional margins on higher revenues and efforts to expand our higher margin retail business.

Other Income (Expense), net: Other expense in the third quarter of fiscal 2012 remained consistent in the amount of $0.1 million from $0.3 million in the third quarter of fiscal 2011.

Income Tax Provision: Income tax provision in the third quarter of fiscal 2012 increased $1.5 million to $1.6 million from $0.1 million in fiscal 2011 with expense in both years primarily related to locations outside of the United States.

Results of Operations by Segments (Q3 2012 vs. Q3 2011)

Staffing Services

Net Revenue: The segment’s net revenue in the third quarter of fiscal 2012 increased $17.2 million to $508.2 million from $491.0 million in fiscal 2011, and non-GAAP net revenue increased by $7.5 million or 1.5% to $506.5 million from $499.0 million in fiscal 2011. This increase is primarily due to increased contingent staffing, although at lower average bill rates, an increase in call center, games testing and other project-based staffing services revenue from increased volume in all practice areas, offset by current period deferrals of $1.6 million.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue in the third quarter fiscal 2012 increased $11.0 million, or 2.6%, to $441.1 million from $430.1 million in fiscal 2011. This increase is primarily a result of increased contingent staff on assignment at slightly lower margins offset by slightly higher project based margins compared to fiscal 2011. Direct margin of staffing services revenue as a percent of staffing revenue and non-GAAP staffing revenue in fiscal 2012 was 13.2% and 12.9% from 12.4% and 13.8% in fiscal 2011, respectively. The GAAP percentage increase was primarily due to the change in net deferral and recognition of staffing revenues. The non-GAAP percentage decrease was primarily due to slightly lower margins on traditional staffing revenues.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the third quarter of fiscal 2012 increased $1.5 million, or 2.4%, to $62.8 million from $61.3 million in fiscal 2011. The increase was primarily the result of efforts to expand our higher-margin retail business resulting in hiring more sales, delivery and support employees while revenues lag these costs during the sales cycle ramp-up, although at full ramp-up these costs remain proportionately higher than our larger national accounts business.

Segment Operating Income: The segment’s operating income in the third quarter of fiscal 2012 increased $4.6 million to $4.2 million from an operating loss of $0.4 million in fiscal 2011, and non-GAAP operating income decreased by $5.0 million or 66.2% to $2.6 million from $7.6 million in fiscal 2011. The change in operating income is primarily due to a change in net deferral of staffing revenues of $9.6 million offset by lower margins on traditional staffing services.

Computer Systems

Net Revenue: The segment’s net revenue in the third quarter of fiscal 2012 decreased by $17.2 million, or 44.0%, to $21.9 million from $39.1 million in fiscal 2011. This decrease was primarily a result of lower systems revenues as several large implementations reached the end of the maintenance periods over which the revenue of projects were being amortized, lower transaction revenues due to both lower volumes and pricing, and lower maintenance revenue.

Cost of Other Revenue: The segment’s cost of revenue in the third quarter of fiscal 2012 decreased $3.6 million, or 18.2%, to $15.9 million in fiscal 2012 from $19.5 million in fiscal 2011, primarily the result of lower amortization of deferred costs compared to for fiscal 2011. Computer systems costs did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full featured call center software and relatively fixed data acquisition costs

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the third quarter of fiscal 2012 decreased $0.8 million, or 11.1%, to $6.6 million from $7.4 million in fiscal 2011, primarily due to cost reductions in response to the overall segment business levels decline.

Segment Operating Income (Loss): The segment’s operating results in the third quarter of fiscal 2012 decreased by $12.8 million to operating loss of $0.8 million compared to operating income of $12.0 million in fiscal 2011 primarily due to lower amortization of previously deferred revenue and previously deferred costs as several large system implementations reached the end of the maintenance periods over which the revenue and costs of projects are being amortized.

Other

Net Revenue: The segment’s net revenue in third quarter of fiscal 2012 increased $2.2 million, or 8.4%, to $28.0 million from $25.8 million in fiscal 2011. The increase is primarily attributable to an increase in IT maintenance revenue offset by a decrease in telecommunications revenues as compared to fiscal 2011. The IT maintenance revenue increase was driven primarily by a higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers as billing rates remained relatively consistent between the periods. The decrease in telecommunications revenues was primarily the result of exiting certain unprofitable business lines.

Cost of Other Revenue: The segment’s cost of other revenue in the third quarter of fiscal 2012 increased $1.2 million, or 5.6%, to $22.4 million from $21.2 million in fiscal 2011. The increase was driven by costs associated with the increased IT maintenance revenues, primarily from increased labor and consulting costs to deliver the higher IT maintenance revenues offset by decreased costs in the telecommunications business primarily from the result of exiting certain unprofitable business lines.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the third quarter of fiscal 2012 decreased $0.4 million, or 6.8%, to $4.9 million from $5.3 million in fiscal 2011, generally flat period over period.

Segment Operating Income (Loss): The segment’s operating income in the third quarter of fiscal 2012 increased $1.4 million to $0.6 million from an operating loss of $0.8 million in fiscal 2011, as a result of the items noted above.

Consolidated Results of Operations and Financial Highlights (Q2 2012 YTD vs. Q2 2011 YTD)

	Six months ended April 29, 2012				Six months ended May 1, 2011
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$1,116,536	$1,000,495	$56,224	$59,817	$1,093,981	$963,443	$77,713	$52,825
Expenses
Direct cost of staffing services revenue	857,209	857,209	-	-	834,089	834,089	-	-
Cost of other revenue	86,194	-	36,571	49,623	79,377	-	36,264	43,113
Selling, administrative and other operating costs	146,673	123,489	12,530	10,654	145,316	121,786	13,976	9,554
Amortization of purchased intangible assets	690	24	429	237	657	(9)	428	238

Segment operating income (loss)	25,770	19,773	6,694	(697)	34,542	7,577	27,045	(80)
Corporate general and administrative	4,822				3,440
Fees related to restatement and associated investigations	18,200				27,932

Operating income	2,748				3,170

Other income (expense), net	(2,365)				(3,763)
Income tax provision (benefit)	733				(2,261)

Net income (loss)	$(350)				$1,668

NON-GAAP TABLE

	Six months ended April 29, 2012				Six months ended May 1, 2011
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$1,116,536	$1,000,495	$56,224	$59,817	$1,093,981	$963,443	$77,713	$52,825
Recognition of previously unrecognized revenue	(22,795)	(22,795)	-	-	(6,705)	(6,705)	-	-
Additions to unrecognized revenue	8,429	8,429	-	-	8,728	8,728	-	-

Net non-GAAP adjustment	(14,366)	(14,366)	-	-	2,023	2,023	-	-

Non-GAAP total net revenue	1,102,170	986,129	56,224	59,817	1,096,004	965,466	77,713	52,825

Expenses
Direct cost of staffing services revenue	857,209	857,209	-	-	834,089	834,089	-	-
Cost of other revenue	86,194	-	36,571	49,623	79,377	-	36,264	43,113
Selling, administrative and other operating costs	146,673	123,489	12,530	10,654	145,316	121,786	13,976	9,554
Amortization of purchased intangible assets	690	24	429	237	657	(9)	428	238

Non-GAAP segment operating income (loss)	11,404	5,407	6,694	(697)	36,565	9,600	27,045	(80)
Corporate general and administrative	4,822				3,440
Fees related to restatement and associated investigations	18,200				27,932

Non-GAAP operating income (loss)	$(11,618)				$5,193

Consolidated Results of Operations (Q2 2012 YTD vs. Q2 2011 YTD)

Net Revenue: Net revenue in the first six months of fiscal 2012 increased $22.5 million to $1,116.5 million from $1,094.0 million in fiscal 2011, and non-GAAP net revenue increased by $6.2 million or 0.6% to $1,102.2 million from $1,096.0 in fiscal 2011. The change in revenue was primarily the result of lower Computer Systems revenues by $21.5 million as several large implementations reached the end of the maintenance periods over which the revenue of projects were being amortized and lower transaction volumes, pricing and maintenance levels, offset by increased Staffing Services revenues of $37.1 million (non-GAAP $20.6 million) resulting from more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues and a change in net deferral of staffing revenues of $16.4 million.

Direct Cost of Staffing Services Revenue: Direct cost of staffing services revenue in the first six months of fiscal 2012 increased $23.1 million, or 2.8%, to $857.2 million from $834.1 million in fiscal 2011. This increase is primarily a result of increased contingent staff on assignment at slightly lower margins offset by slightly higher project based margins compared to fiscal 2011. Direct margin of staffing services revenue as a percent of staffing revenue and non-GAAP staffing revenue in fiscal 2012 was 14.3% and 13.1% from 13.4% and 13.6% in fiscal 2011, respectively. The GAAP percentage increase was primarily due to the change in net deferral and recognition of staffing revenues. The non-GAAP percentage decrease was primarily due to lower margins on traditional staffing revenues.

Cost of Other Revenue: Cost of other revenue in the first six months of fiscal 2012 increased $6.8 million, or 8.6%, to $86.2 million from $79.4 million in fiscal 2011. This increase was primarily a result of Computer Systems costs that did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full featured call center software and relatively fixed data acquisition cost, and increased costs related to higher IT maintenance revenues.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the first six months of fiscal 2012 increased $1.4 million, or 0.9%, to $146.7 million from $145.3 million in fiscal 2011, generally in line with the similar revenues in each period.

Fees Related to Restatement and Associated Investigations: Fees related to our restatement and associated investigations are comprised of legal, consulting and accounting expenses and amounted to $18.2 million and $27.9 million in the first six months of fiscal 2012 and fiscal 2011, respectively. The decreased costs were a result of the decreased level of effort of outside consultants as fiscal 2011 focused on data gathering which had largely been completed by that year end and fiscal 2012 was focused on completing accounting and control assessments and auditing.

Operating Income : Operating income in the first six months of fiscal 2012 of $2.7 million included fees related to the restatement and associated investigations of $18.2 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $15.9 million. Without these items we would have had operating income of $5.0 million and a non-GAAP operating loss of $9.3 million.

Operating income in the first six months of fiscal 2011 of $3.2 million included fees related to the restatement and associated investigations of $27.9 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $28.4 million. Without these items we would have had operating income of $2.7 million and non-GAAP operating income of $4.7 million.

Operating results and non-GAAP operating results were lower in the first six months of fiscal 2012 than fiscal 2011 primarily due to the above reasons and a decrease in Computer Systems results of approximately $7.9 million due to lower transaction volumes, pricing and maintenance levels with relatively fixed costs of revenue and investment in developing our directory assistance software platform into full-featured call center software and a decrease in Staffing Services non-GAAP results of approximately $4.2 million due to lower traditional staffing margins on higher revenues and efforts to expand our higher margin retail business.

Other Income (Expense), net: Other expense in the first six months of fiscal 2012 decreased $1.4 million, or 37.2%, to $2.4 million from $3.8 million in fiscal 2011 primarily related to foreign exchange gains and losses.

Income Tax Provision (Benefit): Income tax provision in the first six months of fiscal 2012 amounted to $0.7 million primarily related to locations outside of the United States, compared to a benefit of $2.3 million in fiscal 2011.

Results of Operations by Segments (Q2 2012 YTD vs. Q2 2011 YTD)

Staffing Services

Net Revenue: The segment’s net revenue in the first six months of fiscal 2012 increased $37.1 million to $1,000.5 million from $963.4 million in fiscal 2011, and non-GAAP net revenue increased by $20.6 million or 2.1% to $986.1 million from $965.5 in fiscal 2011. This increase is primarily due to increased contingent staffing, although at lower average bill rates, an increase in call center, games testing and other project-based staffing services revenue from increased volume in all practice areas, and a change in net deferral of staffing revenues of $16.4 million, net of current period deferrals. On average, approximately 31,200 U.S. staffing employees were on assignment throughout the first six month of fiscal 2012, compared to approximately 31,600 in fiscal 2011.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue in the first six months of fiscal 2012 increased $23.1 million, or 2.8%, to $857.2 million from $834.1 million in fiscal 2011. This increase is primarily a result of increased contingent staff on assignment at slightly lower margins offset by slightly higher project based margins compared to fiscal 2011. Direct margin of staffing services revenue as a percent of staffing revenue and non-GAAP staffing revenue in fiscal 2012 was 14.3% and 13.1% from 13.4% and 13.6% in fiscal 2011, respectively. The GAAP percentage increase was primarily due to the change in net deferral and recognition of staffing revenues. The non-GAAP percentage decrease was primarily due to the lower margins on traditional staffing revenues.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first six months of fiscal 2012 increased $1.7 million, or 1.4%, to $123.5 million from $121.8 million in fiscal 2011. The increase was primarily the result of efforts to expand our higher-margin retail business resulting in hiring more sales, delivery and support employees while revenues lag these costs during the sales cycle ramp-up, although at full ramp-up these costs remain proportionately higher than our larger national accounts business.

Segment Operating Income: The segment’s operating income in the first six months of fiscal 2012 increased $12.2 million to $19.8 million from $7.6 million in fiscal 2011, and non-GAAP operating income decreased by

$4.2 million or 43.7% to $5.4 million from $9.6 million in fiscal 2011. The change in operating income is primarily due to a change in net deferral of staffing revenues of $16.4 million. In addition, non-GAAP operating income was lower in fiscal 2012 than fiscal 2011 due to lower traditional staffing margins on the increased revenues and our efforts to expand our higher margin retail business.

Computer Systems

Net Revenue: The segment’s net revenue in the first six months of fiscal 2012 decreased $21.5 million, or 27.7%, to $56.2 million from $77.7 million in fiscal 2011. This decrease was primarily a result of lower systems revenues as several large implementations reached the end of the maintenance periods over which the revenue of projects were being amortized, lower transaction revenues due to both lower volumes and pricing, and lower maintenance revenue.

Cost of Other Revenue: The segment’s cost of revenue in the first six months of fiscal 2012 decreased $0.3 million, or 0.8%, to $36.6 million from $36.3 million in fiscal 2011, primarily the result of lower amortization of deferred costs compared to fiscal 2011. Computer systems costs did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full featured call center software and relatively fixed data acquisition costs.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first six months of fiscal 2012 decreased $1.5 million, or 10.3%, to $12.5 million from $14.0 million in fiscal 2011, primarily due to cost reductions in response to the overall segment business levels decline.

Segment Operating Income: The segment’s operating income in the first six months of fiscal 2012 decreased by $20.3 million to $6.7 million compared to $27.0 million in fiscal 2011 primarily due to lower amortization of previously deferred revenue and previously deferred costs as several large system implementations reached the end of the maintenance periods over which the revenue and costs of projects are being amortized.

Other

Net Revenue: The segment’s net revenue in first six months of fiscal 2012 increased $7.0 million, or 13.2%, to $59.8 million from $52.8 million in fiscal 2011. The increase is primarily attributable to IT maintenance revenue primarily from higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers as billing rates remained relatively consistent between the periods. The increase in IT maintenance revenue was offset by a decrease in publishing and printing revenue primarily due to the printing of a telephone directory in fiscal 2011 that is printed on an every-other-year basis and therefore did not reoccur in fiscal 2012.

Cost of Other Revenue: The segment’s cost of other revenue in the first six months of fiscal 2012 increased $6.5 million, or 15.1%, to $49.6 million from $43.1 million in fiscal 2011. The increase was driven by costs associated with the increased IT maintenance revenues, primarily from increased labor and consulting costs to deliver the higher IT maintenance revenues.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first six months of fiscal 2012 increased $1.1 million, or 11.5%, to $10.7 million from $9.6 million in fiscal 2011, generally in line with the increase in revenues in each period.

Segment Operating Loss: The segment’s operating loss in the first six months of fiscal 2012 increased $0.6 million to $0.7 million from $0.1 million in fiscal 2011. This increase was predominantly a result of our publishing and printing business decrease in print orders offset by higher IT maintenance revenue.

Consolidated Results of Operations and Financial Highlights (Q2 2012 vs. Q2 2011)

	Three months ended April 29, 2012				Three months ended May 1, 2011
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$573,443	$521,278	$22,322	$29,843	$558,296	$494,277	$37,939	$26,080
Expenses
Direct cost of staffing services revenue	441,341	441,341	-	-	431,057	431,057	-	-
Cost of other revenue	42,759	-	17,803	24,956	38,507	-	17,776	20,731
Selling, administrative and other operating costs	75,029	63,782	6,263	4,984	73,839	62,107	7,221	4,511
Amortization of purchased intangible assets	345	12	215	118	344	11	214	119

Segment operating income (loss)	13,969	16,143	(1,959)	(215)	14,549	1,102	12,728	719
Corporate general and administrative	1,974				1,381
Fees related to restatement and associated investigations	9,169				12,415

Operating income	2,826				753

Other income (expense), net	(1,948)				(2,914)
Income tax provision	331				110

Net income (loss)	$547				$(2,271)

NON-GAAP TABLE

	Three months ended April 29, 2012				Three months ended May 1, 2011
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$573,443	$521,278	$22,322	$29,843	$558,296	$494,277	$37,939	$26,080
Recognition of previously unrecognized revenue	(19,512)	(19,512)	-	-	(4,056)	(4,056)	-	-
Additions to unrecognized revenue	6,325	6,325	-	-	8,857	8,857	-	-

Net non-GAAP adjustment	(13,187)	(13,187)	-	-	4,801	4,801	-	-

Non-GAAP total net revenue	560,256	508,091	22,322	29,843	563,097	499,078	37,939	26,080

Expenses
Direct cost of staffing services revenue	441,341	441,341	-	-	431,057	431,057	-	-
Cost of other revenue	42,759	-	17,803	24,956	38,507	-	17,776	20,731
Selling, administrative and other operating costs	75,029	63,782	6,263	4,984	73,839	62,107	7,221	4,511
Amortization of purchased intangible assets	345	12	215	118	344	11	214	119

Non-GAAP segment operating income (loss)	782	2,956	(1,959)	(215)	19,350	5,903	12,728	719
Corporate general and administrative	1,974				1,381
Fees related to restatement and associated investigations	9,169				12,415

Non-GAAP operating income (loss)	$(10,361)				$5,554

Consolidated Results of Operations (Q2 2012 vs. Q2 2011)

Net Revenue: Net revenue in the second quarter of fiscal 2012 increased $15.1 million to $573.4 million from $558.3 million in fiscal 2011, and non-GAAP net revenue decreased by $2.8 million or 0.5% to $560.3 million from $563.1 in fiscal 2011. The change in revenue was primarily the result of increased Staffing Services revenues of $27.0 million (non-GAAP $9.0 million) resulting from more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues, and a change in net deferral of staffing revenues of $18.0 million offset by lower Computer Systems revenues by $15.6 million as several large implementations reached the end of the maintenance periods over which the revenue of projects were being amortized and lower transaction volumes, pricing and maintenance levels.

Direct Cost of Staffing Services Revenue: Direct cost of staffing services revenue in the second quarter of fiscal 2012 increased $10.2 million, or 2.4%, to $441.3 million from $431.1 million in fiscal 2011. This increase is primarily a result of increased contingent staff on assignment. Direct margin of staffing services revenue as a percent of staffing revenue and non-GAAP staffing revenue in fiscal 2012 was 15.3% and 13.1% from 12.8% and 13.6% in fiscal 2011, respectively. The GAAP percentage increase was primarily due to the change in net deferral and recognition of staffing revenues. The non-GAAP percentage decrease was primarily due to lower traditional staffing margins offset by increased project based margins.

Cost of Other Revenue: Cost of other revenue in the second quarter of fiscal 2012 increased $4.3 million, or 11.0%, to $42.8 million from $38.5 million in fiscal 2011. This increase was primarily a result of Computer Systems costs that did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full featured call center software and relatively fixed data acquisition cost and increased costs related to higher IT maintenance revenues.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the second quarter of fiscal 2012 increased $1.2 million, or 1.6%, to $75.0 million from $73.8 million in fiscal 2011, generally in line with the similar revenues in each period.

Fees Related to Restatement and Associated Investigations: Fees related to our restatement and associated investigations are comprised of legal, consulting and accounting expenses and amounted to $9.2 million and $12.4 million in the second quarter of fiscal 2012 and fiscal 2011, respectively. The decreased costs were a result of the decreased level of effort of outside consultants as fiscal 2011 focused on data gathering which had largely been completed by that year end and fiscal 2012 was focused on completing accounting and control assessments and auditing.

Operating Income : Operating income in the second quarter of fiscal 2012 of $2.8 million included fees related to the restatement and associated investigations of $9.2 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $2.9 million. Without these items we would have had operating income of $9.1 million and a non-GAAP operating loss of $4.1 million.

Operating income in the second quarter of fiscal 2011 of $0.8 million included fees related to the restatement and associated investigations of $12.4 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $13.6 million. Without these items we would have had operating loss of $0.4 million and non-GAAP operating income of $4.4 million.

Non-GAAP operating results were lower in the second quarter of fiscal 2012 than fiscal 2011 primarily due to the above reasons and a decrease in Computer Systems results of approximately $4.0 million due to lower transaction volumes, pricing and maintenance levels with relatively fixed costs of revenue and investment in developing our directory assistance software platform into full-featured call center software and a decrease in Staffing Services non-GAAP results of approximately $2.9 million due to lower traditional staffing margins on higher revenues and efforts to expand our higher margin retail business.

Other Income (Expense), net: Other expense in the second quarter of fiscal 2012 decreased $1.0 million, or 33.2%, to $1.9 million from $2.9 million, in fiscal 2011 primarily related to foreign exchange gains and losses.

Income Tax Provision: Income tax provision was relatively flat at $0.3 million in the second quarter of fiscal 2012 and $0.1 million in fiscal 2011 with expense in both years primarily related to locations outside of the United States.

Results of Operations by Segments (Q2 2012 vs. Q2 2011)

Staffing Services

Net Revenue: The segment’s net revenue in the second quarter of fiscal 2012 increased $27.0 million to $521.3 million from $494.3 million in fiscal 2011, and non-GAAP net revenue increased by $9.0 million or 1.8% to $508.1 million from $499.1 in fiscal 2011. This increase is primarily due to increased contingent staffing, although at lower average bill rates, an increase in call center, games testing and other project-based staffing services revenue from increased volume in all practice areas, and a change in net deferral of staffing revenue of $18.0 million.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue in the second quarter of fiscal 2012 increased $10.2 million, or 2.4%, to $441.3 million from $431.1 million in fiscal 2011. This increase is primarily a result of increased contingent staff on assignment. Direct margin of staffing services revenue as a percent of staffing revenue and non-GAAP staffing revenue in fiscal 2012 was 15.3% and 13.1% from 12.8% and 13.6% in fiscal 2011, respectively. The GAAP percentage increase was primarily due to the change in net deferral and recognition of staffing revenues. The non-GAAP percentage decrease was primarily due to lower traditional staffing margins offset by increased project based margins.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the second quarter of fiscal 2012 increased $1.7 million, or 2.7%, to $63.8 million from $62.1 million in fiscal 2011. The increase was primarily the result of efforts to expand our higher-margin retail business resulting in hiring more sales, delivery and support employees while revenues lag these costs during the sales cycle ramp-up, although at full ramp-up these costs remain proportionately higher than our larger national accounts business.

Segment Operating Income: The segment’s operating income in the second quarter of fiscal 2012 increased $15.0 million to $16.1 million from $1.1 million in fiscal 2011, and non-GAAP operating income decreased by $2.9 million or 49.9% to $3.0 million from $5.9 million in fiscal 2011. The change in operating income is primarily due to a change in net deferral of staffing revenues of $18.0 million.

Computer Systems

Net Revenue: The segment’s net revenue in the second quarter of fiscal 2012 decreased by $15.6 million, or 41.2%, to $22.3 million from $37.9 million in fiscal 2011. This decrease was primarily a result of lower systems revenues as several large implementations reached the end of the maintenance periods over which the revenue of projects were being amortized, lower transaction revenues due to both lower volumes and pricing, and lower maintenance revenue.

Cost of Other Revenue: The segment’s cost of revenue remained consistent in the amount of $17.8 million in the second quarter of fiscal 2012 and fiscal 2011 primarily the result of costs did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full featured call center software and relatively fixed data acquisition costs offset by lower amortization of deferred costs for fiscal 2011.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the second quarter of fiscal 2012 decreased $0.9 million, or 13.3%, to $6.3 million from $7.2 million in fiscal 2011, primarily due to cost reductions in response to the overall segment business levels decline.

Segment Operating Income (Loss): The segment’s operating results in the second quarter of fiscal 2012 decreased by $14.7 million to operating loss of $2.0 million compared to operating income of $12.7 million in fiscal 2011 primarily due to lower amortization of previously deferred revenue and previously deferred costs as several large system implementations reached the end of the maintenance periods over which the revenue and costs of projects are being amortized.

Other

Net Revenue: The segment’s net revenue in the second quarter of fiscal 2012 increased $3.7 million, or 14.4%, to $29.8 million from $26.1 million in fiscal 2011. The increase is primarily attributable to an increase in IT maintenance revenue offset by a decrease in telecommunications revenues and publishing and printing revenue as compared to fiscal 2011. The IT maintenance revenue increase was driven primarily by a higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers as billing rates remained relatively consistent between the periods, offset by decreased revenues in the telecommunications business primarily from the result of exiting certain unprofitable business lines and decreased revenues in the publishing and printing business due to the reduction of print orders.

Cost of Other Revenue: The segment’s cost of other revenue in the second quarter of fiscal 2012 increased $4.3 million, or 20.4%, to $25.0 million from $20.7 million in fiscal 2011. The increase was driven by costs associated with the increased IT maintenance revenues, primarily from increased labor and consulting costs to deliver the higher IT maintenance revenues offset by decreased costs in the telecommunications business primarily from the result of exiting certain unprofitable business lines.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the second quarter of fiscal 2012 increased $0.5 million, or 10.5%, to $5.0 million from $4.5 million in fiscal 2011, generally in line with the similar revenues in each period.

Segment Operating Income (Loss): The segment’s operating results in the second quarter of fiscal 2012 decreased $0.9 million to operating loss of $0.2 million from operating income of $0.7 million in fiscal 2011, as a result of the items noted above.

Consolidated Results of Operations and Financial Highlights (Q1 2012 YTD vs. Q1 2011 YTD)

	Three months ended January 29, 2012				Three months ended January 30, 2011
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$543,093	$479,217	$33,902	$29,974	$535,685	$469,166	$39,774	$26,745
Expenses
Direct cost of staffing services revenue	415,868	415,868	-	-	403,032	403,032	-	-
Cost of other revenue	43,435	-	18,768	24,667	40,870	-	18,488	22,382
Selling, administrative and other operating costs	71,644	59,707	6,267	5,670	71,477	59,679	6,755	5,043
Amortization of purchased intangible assets	345	12	214	119	313	(20)	214	119

Segment operating income (loss)	11,801	3,630	8,653	(482)	19,993	6,475	14,317	(799)
Corporate general and administrative	2,848				2,059
Fees related to restatement and associated investigations	9,031				15,517

Operating income (loss)	(78)				2,417

Other income (expense), net	(417)				(849)
Income tax provision (benefit)	402				(2,371)

Net income (loss)	$(897)				$3,939

NON-GAAP TABLE
	Three months ended January 29, 2012				Three months ended January 30, 2011
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$543,093	$479,217	$33,902	$29,974	$535,685	$469,166	$39,774	$26,745
Recognition of previously unrecognized revenue	(11,837)	(11,837)	-	-	(7,726)	(7,726)	-	-
Additions to unrecognized revenue	10,658	10,658	-	-	4,948	4,948	-	-

Net non-GAAP adjustment	(1,179)	(1,179)	-	-	(2,778)	(2,778)	-	-

Non-GAAP total net revenue	541,914	478,038	33,902	29,974	532,907	466,388	39,774	26,745

Expenses
Direct cost of staffing services revenue	415,868	415,868	-	-	403,032	403,032	-	-
Cost of other revenue	43,435	-	18,768	24,667	40,870	-	18,488	22,382
Selling, administrative and other operating costs	71,644	59,707	6,267	5,670	71,477	59,679	6,755	5,043
Amortization of purchased intangible assets	345	12	214	119	313	(20)	214	119

Non-GAAP segment operating income (loss)	10,622	2,451	8,653	(482)	17,215	3,697	14,317	(799)
Corporate general and administrative	2,848				2,059
Fees related to restatement and associated investigations	9,031				15,517

Non-GAAP operating loss	$(1,257)				$(361)

Consolidated Results of Operations (Q1 2012 YTD vs. Q1 2011 YTD)

Net Revenue: Net revenue in the first quarter of fiscal 2012 increased $7.4 million to $543.1 million from $535.7 million in fiscal 2011, and non-GAAP net revenue increased by $9.0, million or 1.7%, to $541.9 million from $532.9 in fiscal 2011. The change in revenue was primarily the result of increased Staffing Services revenues of $10.0 million (non-GAAP $11.6 million) resulting from an increase in call center, games testing and other project-based staffing services revenues offset by a change in net deferral of staffing revenues of $1.6 million. The increase was offset by lower Computer Systems revenues of $5.9 million as several large implementations reached the end of the maintenance periods over which the revenue of projects were being amortized and lower transaction volumes, pricing and maintenance levels.

Direct Cost of Staffing Services Revenue: Direct cost of staffing services revenue in the first quarter of fiscal 2012 increased $12.9 million, or 3.2%, to $415.9 million from $403.0 million in fiscal 2011. This increase is primarily a result of an increase in call center, games testing and other project-based staffing services revenues. Direct margin of staffing services revenue as a percent of staffing revenue and non-GAAP staffing revenue in fiscal 2012 was 13.2% and 13.0% from 14.1% and 13.6% in fiscal 2011, respectively. The GAAP percentage increase was primarily due to the change in net deferral and recognition of staffing revenues. The non-GAAP percentage decrease was primarily due to a decrease of $3.9 million in the HIRE Act payroll tax benefits.

Cost of Other Revenue: Cost of other revenue in the first quarter of fiscal 2012 increased $2.5 million, or 6.3%, to $43.4 million from $40.9 million in fiscal 2011. This increase was primarily a result of Computer Systems costs that did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full featured call center software and relatively fixed data acquisition cost, increased costs related to higher IT maintenance revenues offset by decreased costs the publishing and printing business due to a reduction in the number of print orders.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the first quarter of fiscal 2012 increased $0.1 million, or 0.2%, to $71.6 million from $71.5 million in fiscal 2011, generally in line with the similar revenues in each period.

Fees Related to Restatement and Associated Investigations: Fees related to our restatement and associated investigations are comprised of legal, consulting and accounting expenses and amounted to $9.0 million and $15.5 million in the first quarter of fiscal 2012 and fiscal 2011, respectively. The decreased costs were a result of the decreased level of effort of outside consultants as fiscal 2011 focused on data gathering which had largely been completed by that year end and fiscal 2012 was focused on completing accounting and control assessments and auditing.

Operating Income (Loss): Operating loss in the first quarter of fiscal 2012 of $0.1 million included fees related to the restatement and associated investigations of $9.0 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $13.0 million. Without these items we would have had operating loss of $4.1 million and a non-GAAP operating loss of $5.3 million.

Operating income in the first quarter of fiscal 2011 of $2.4 million included fees related to the restatement and associated investigations of $15.5 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $14.8 million. Without these items we would have had operating income of $3.1 million and non-GAAP operating income of $0.3 million.

Operating results and non-GAAP operating results were lower in the first quarter of fiscal 2012 than fiscal 2011 primarily due to the above reasons and a decrease in Computer Systems results of approximately $3.9 million due to lower transaction volumes, pricing and maintenance levels with relatively fixed costs of revenue and investment in developing our directory assistance software platform into full-featured call center software and a decrease in Staffing Services non-GAAP results of approximately $1.2 million due to lower traditional staffing margins on higher revenues and efforts to expand our higher margin retail business.

Other Income (Expense), net: Other expense in the first quarter of fiscal 2012 remained consistent in the amount of $0.4 million from $0.8 million in fiscal 2011.

Income Tax Provision (Benefit): Income tax provision in the first quarter of fiscal 2012 amounted to $0.4 million primarily related to locations outside of the United States, compared to a benefit of $2.4 million in fiscal 2011.

Results of Operations by Segments (Q1 2012 YTD vs. Q1 2011 YTD)

Staffing Services

Net Revenue: The segment’s net revenue in the first quarter of fiscal 2012 increased $10.0 million to $479.2 million from $469.2 million in fiscal 2011, and non-GAAP net revenue increased by $11.6 million or 2.5% to $478.0 million in fiscal 2012 from $466.4 in fiscal 2011. This increase is primarily due to an increase in call center, games testing and other project-based staffing services revenues offset by a change in net deferral of staffing revenues of $1.6 million. On average, approximately 31,500 U.S. staffing employees were on assignment in the first quarter of fiscal 2012, compared to approximately 32,300 in fiscal 2011.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue in the first quarter of fiscal 2012 increased $12.9 million, or 3.2%, to $415.9 million from $403.0 million in fiscal 2011. This increase is primarily a result of an increase in call center, games testing and other project-based staffing services revenues. Direct margin of staffing services revenue as a percent of staffing revenue and non-GAAP staffing revenue in fiscal 2012 was 13.2% and 13.0% from 14.1% and 13.6% in fiscal 2011, respectively. The GAAP percentage increase was primarily due to the change in net deferral and recognition of staffing revenues. The non-GAAP percentage decrease was primarily due to a decrease of $3.9 million in the HIRE Act payroll tax benefits.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs remained consistent in fiscal 2012 and fiscal 2011 in the amount of $59.7 million generally in line with the similar revenues in each period.

Segment Operating Income: The segment’s operating income in the first quarter of fiscal 2012 decreased $2.9 million to $3.6 million from $6.5 million in fiscal 2011, and non-GAAP operating income decreased by $1.2 million or 33.7% to $2.5 million from $3.7 million in fiscal 2011. The change in operating income is primarily due to a change in net deferral of staffing revenues of $1.6 million. In addition, operating income and non-GAAP operating income were lower in fiscal 2012 than fiscal 2011 due to lower traditional staffing margins on the increased revenues and our efforts to expand our higher margin retail business.

Computer Systems

Net Revenue: The segment’s net revenue in the first quarter of fiscal 2012 decreased by $5.9 million, or 14.8%, to $33.9 million from $39.8 million in fiscal 2011. This decrease was primarily a result of lower systems revenues as several large implementations reached the end of the maintenance periods over which the revenue of projects were being amortized, lower transaction revenues due to both lower volumes and pricing, and lower maintenance revenue.

Cost of Other Revenue: The segment’s cost of other revenue in the first quarter of fiscal 2012 increased $0.3 million, or 1.5%, to $18.8 million from $18.5 million in fiscal 2011, primarily the result of lower amortization of deferred costs compared to fiscal 2011. Computer systems costs did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full featured call center software and relatively fixed data acquisition costs

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first quarter of fiscal 2012 decreased $0.5 million, or 7.2%, to $6.3 million from $6.8 million in fiscal 2011, primarily due to cost reductions in response to the overall segment business levels decline.

Segment Operating Income: The segment’s operating income in the first quarter of fiscal 2012 decreased $5.6 million to $8.7 million compared to $14.3 million in fiscal 2011 primarily due to lower amortization of previously deferred revenue and previously deferred costs as several large system implementations reached the end of the maintenance periods over which the revenue and costs of projects are being amortized.

Other

Net Revenue: The segment’s net revenue in first quarter of fiscal 2012 increased $3.3 million, or 12.1%, to $30.0 million from $26.7 million in fiscal 2011. The increase is primarily attributable to an increase in IT maintenance revenue offset by a decrease in publishing and printing revenue as compared to fiscal 2011. The IT maintenance revenue increase was driven primarily by a higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers as billing rates remained relatively consistent between the periods. The decrease in publishing and printing revenue was primarily due to a reduction in the number of print orders.

Cost of Other Revenue: The segment’s cost of other revenue in the first quarter of fiscal 2012 increased $2.3 million, or 10.2%, to $24.7 million from $22.4 million in fiscal 2011. The increase was driven by costs associated with the increased IT maintenance revenues, primarily from increased labor and consulting costs to deliver the higher IT maintenance revenues offset by decreased costs in the publishing and printing business primarily due to a reduction in the number of print orders.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first quarter of fiscal 2012 increased $0.7 million, or 12.4%, to $5.7 million from $5.0 million in fiscal 2011, generally in line with the similar revenues in each period.

Segment Operating Loss: The segment’s operating loss in the first quarter of fiscal 2012 remained relatively flat at $0.5 million from $0.8 million in fiscal 2011.

Consolidated Results of Operations and Financial Highlights (Fiscal 2011 vs. Fiscal 2010)

	Year ended October 30, 2011				Year ended October 31, 2010
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$2,238,109	$1,957,905	$165,349	$114,855	$1,956,412	$1,732,348	$101,814	$122,250
Expenses
Direct cost of staffing services revenue	1,698,711	1,698,711	-	-	1,479,562	1,479,562	-	-
Cost of other revenue	166,211	-	76,022	90,189	178,268	-	68,685	109,583
Selling, administrative and other operating costs	294,410	244,343	28,835	21,232	284,526	232,701	29,464	22,361
Amortization of purchased intangible assets	1,347	15	855	477	1,434	100	857	477
Restructuring costs	-	-	-	-	3,149	1,336	1,813	-

Segment operating income (loss)	77,430	14,836	59,637	2,957	9,473	18,649	995	(10,171)
Corporate general and administrative	8,472				10,038
Fees related to restatement and associated investigations	49,193				29,158

Operating income (loss)	19,765				(29,723)

Other income (expense), net	(4,484)				(4,038)
Income tax provision (benefit)	(348)				62,614

Net income (loss)	$15,629				$(96,375)

Consolidated Results of Operations (Fiscal 2011 vs. Fiscal 2010)

Net Revenue: Net revenue in fiscal 2011 increased $281.7 million or 14.4% to $2,238.1 million compared to $1,956.4 million in fiscal 2010. The increase in revenue was primarily the result of increased Staffing Services revenues of $225.6 million or 13.0% resulting from more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues, and an increase in workforce managed service program revenues offset by a net deferral of staffing revenues of $16.6 million. The increase was also a result of higher Computer Systems revenues of $63.5 million primarily due to the commencement at the end of fiscal 2010 of the amortization of previously deferred revenue over the remaining maintenance period upon the completion of a large system installation and the termination in fiscal 2011 of a large system installation project upon which previously deferred revenue was recognized.

Direct Cost of Staffing Services Revenue: Direct cost of staffing services revenue in fiscal 2011 increased by $219.1 million, or 14.8%, to $1,698.7 million compared to $1,479.6 million in fiscal 2010. This increase was primarily a result of increased employees on assignment. Direct margin of staffing services revenue as a percent of staffing revenue in fiscal 2011 was 13.2% compared with 14.6% in fiscal 2010, primarily due to lower traditional staffing margins on contingent staff on assignments and the increased project-based staffing services and workforce managed service program revenues.

Cost of Other Revenue: Cost of other revenue in fiscal 2011 decreased by $12.1 million, or 6.8%, to $166.2 million from $178.3 million in fiscal 2010. This decrease was primarily due to the telecommunications business exiting certain non-profitable business in fiscal 2010, offset by higher amortization of deferred costs in our Computer Systems segment, increased costs in our IT maintenance business, primarily labor and consulting costs, due to the increase in revenue as well as increased costs in publishing and printing due to additional orders.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in fiscal 2011 increased $9.9 million, or 3.5%, to $294.4 million from $284.5 million in fiscal 2010. The increase in selling, operating and administrative expenses was in support of expanded sales and our focus on expanding retail business, which has led to the hiring of additional sales, delivery and support employees as our retail business utilizes more salespeople than our larger national accounts business, an increase in volume within our IT maintenance business as well as higher advertising and commission expense in the printing and publishing business.

Restructuring Costs: Restructuring costs decreased $3.1 million in fiscal 2011 from fiscal 2010 due to the completion of the restructuring program during fiscal 2010.

Fees Related to Restatement and Associated Investigations: Fees related to the restatement and associated investigations in fiscal 2011 increased $20.0 million, or 68.7% to $49.2 million from $29.2 million in fiscal 2010 and were comprised primarily of legal, consulting and accounting expenses. The increased costs are a result of the increased level of effort in fiscal 2011 over fiscal 2010.

Operating Income (Loss): Operating income in fiscal 2011 was $19.8 million, compared to an operating loss of $29.7 million in fiscal 2010, as a result of the factors discussed above. Operating income in fiscal 2011 included fees related to the restatement and associated investigations of $49.2 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $63.5 million. Without these items we would have had operating income of $5.5 million. Revenues included current period deferrals of $16.6 million, net of previously deferred revenue, and without these deferrals non-GAAP operating income would have been $22.1 million.

Other Income (Expense), net: Other expense in fiscal 2011 remained relatively flat at $4.5 million and $4.0 million in fiscal 2010.

Income Tax Provision (Benefit): Income tax benefit in fiscal 2011 amounted to $0.3 million from a provision of $62.6 million in fiscal 2010 primarily from the significant valuation allowance established in fiscal 2010.

Result of Operations by Segment (Fiscal 2011 vs. Fiscal 2010)

Staffing Services

Net Revenue: The segment’s net revenue in fiscal 2011 increased $225.6 million, or 13.0%, to $1,957.9 million from $1,732.3 million in fiscal 2010. This increase in revenue was primarily the result of more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues, and an increase in workforce managed service program revenues offset by an increase in net deferral of staffing revenues.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue in fiscal 2011 increased $219.1 million, or 14.8%, to $1,698.7 million from $1,479.6 million in fiscal 2010. This increase was primarily a result of increased employees on assignment. Direct margin of staffing services revenue as a percent of staffing revenue in fiscal 2011 was 13.2% compared with 14.6% in fiscal 2010, primarily due to lower traditional staffing margins on contingent staff on assignments and the increased project-based staffing services and workforce managed service program revenues.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in fiscal 2011 increased $11.6 million, or 5.0%, to $244.3 million from $232.7 million in fiscal 2010. The increase was in support of expanded sales and our focus on expanding retail business, which has led to the hiring of additional sales, delivery and support employees as our retail business utilizes more salespeople than our larger national accounts business.

Segment Operating Income: The segment’s operating income in fiscal 2011 decreased $3.8 million to $14.8 million from $18.6 million in fiscal 2010 primarily due to lower traditional staffing margins and our focus on expanding our retail business.

Computer Systems

Net Revenue: The segment’s net revenue in fiscal 2011 increased $63.5 million, or 62.4%, to $165.3 million from $101.8 million in fiscal 2010. This increase is primarily attributable to the completion of a major system installation during the fourth quarter of fiscal 2010 and resulting commencement of amortization into revenue over the remaining maintenance period and the termination of a large system installation project and resulting revenue recognition. The large system amortization contributed approximately $27.0 million of the total segment revenue increase in fiscal 2011, impacting both system and transaction revenue. The termination of the fiscal 2011 system installation project contributed approximately $9.0 million as all revenues and related costs previously deferred under the project were recognized upon termination of the contract and cancellation of future deliverables.

	Year ended
(in millions, except as noted)	October 30, 2011	October 31, 2010
New system acceptances	$30.3	$32.0
Elements of segment operating income
Computer systems segment revenues:
Maintenance revenue	$40.7	$30.9
Transaction revenue	84.8	56.6
System revenue amortization	39.9	14.3

Total computer systems segment net revenues:	165.4	101.8

Computer systems segment costs:
Current period costs, net of deferrals	88.0	93.8
Amortization of deferred costs	17.8	7.0

Total computer systems segment costs	105.8	100.8

Segment operating income	$59.6	$1.0

Cost of Other Revenue: The segment’s cost of revenue in fiscal 2011 increased $7.3 million, or 10.7%, to $76.0 million from $68.7 million in fiscal 2010, primarily the result of higher amortization of deferred costs of $17.8 million compared to $7.0 million for fiscal 2010.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs remained consistent in fiscal 2011 and fiscal 2010 in the amount of $28.8 million and $29.5 million, respectively.

Segment Operating Income: The segment’s operating income in fiscal 2011 increased $58.6 million to $59.6 million from $1.0 million in fiscal 2010. The increase was primarily attributable to the completion of a major system installation during the fourth quarter of fiscal 2010 and resulting commencement of amortization into revenue over the remaining maintenance period and the termination of a large system installation project during fiscal 2011 and resulting revenue recognition.

Other

Net Revenue: The segment’s net revenue in fiscal 2011 decreased $7.4 million, or 6.0%, to $114.9 million from $122.3 million in fiscal 2010. The decrease was primarily due to the telecommunications business decrease which primarily resulted from our decision in late fiscal 2010 to exit certain non-profitable businesses, primarily larger projects connecting facilities over long distances. The decrease in the telecommunications business was offset by a net increase in IT maintenance revenue and publishing and printing revenue. The IT maintenance revenue increase was driven primarily by increased volumes as billing rates remained relatively consistent between the years, and resulted primarily from new customers and to a lesser extent from net expanded business with existing customers. The publishing and printing revenue increase was primarily due to certain customers placing orders for additional White and Yellow page directories in fiscal 2011.

Cost of Other Revenue: The segment’s cost of other revenue in fiscal 2011 decreased $19.4 million, or 17.7%, to $90.2 million from $109.6 million in fiscal 2010. This decrease was primarily due to the telecommunications business exiting certain non-profitable businesses in fiscal 2010, offset by increased costs in our IT maintenance business, primarily labor and consulting costs, due to the increase in revenue as well as increased costs in publishing and printing due to additional orders.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs remained consistent in fiscal 2011 and fiscal 2010 in the amount of $21.2 million and $22.4 million, respectively.

Segment Operating Income (Loss): The segment’s operating results in fiscal 2011 increased $13.2 million to operating income of $3.0 million from an operating loss of $10.2 million in fiscal 2010 as a result of the items noted above.

Consolidated Results of Operations (Q3 2011 YTD vs. Q3 2010 YTD)

	Nine Months Ended July 31, 2011				Nine Months Ended August 1, 2010
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$1,649,911	$1,454,440	$116,822	$78,649	$1,402,270	$1,249,307	$63,937	$89,026
Expenses
Direct cost of staffing services revenue	1,264,170	1,264,170	-	-	1,080,728	1,080,728	-	-
Cost of other revenue	120,035	-	55,730	64,305	132,798	-	50,530	82,268
Selling, administrative and other operating costs	219,305	183,122	21,365	14,818	211,655	172,736	22,945	15,974
Amortization of purchased intangible assets	1,002	3	641	358	1,076	75	507	494
Restructuring costs	-	-	-	-	2,248	1,132	1,116	-

Segment operating income (loss)	45,399	7,145	39,086	(832)	(26,235)	(5,364)	(11,161)	(9,710)
Corporate general and administrative	6,087				7,082
Fees related to restatement and associated investigations	37,753				19,102

Operating income (loss)	1,559				(52,419)

Other income (expense), net	(4,085)				(1,649)
Income tax provision (benefit)	(2,151)				58,649

Net loss	$(375)				$(112,717)

Consolidated Results of Operations (Q3 2011 YTD vs. Q3 2010 YTD)

Net Revenue: Net revenue in the first nine months of fiscal 2011 increased $247.6 million or 17.7% to $1,649.9 million compared to $1,402.3 million in fiscal 2010. The increase in revenue was primarily the result of increased Staffing Services revenues of $205.1 million or 16.4% resulting from more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues. The increase was also a result of higher Computer Systems revenues of $52.9 million primarily due to the commencement at the end of fiscal 2010 of the amortization of previously deferred revenue over the remaining maintenance period upon the completion of a large system installation and the termination in fiscal 2011 of a large system installation project upon which previously deferred revenue was recognized.

Direct Cost of Staffing Services Revenue: Direct cost of staffing services revenue in the first nine months of fiscal 2011 increased by $183.5 million, or 17.0%, to $1,264.2 million compared to $1,080.7 million in fiscal 2010. This increase was primarily a result of increased contingent staff on assignment and an increase in call center, games testing and other project-based staffing services revenues. Direct margin of staffing services revenue as a percent of staffing revenue in fiscal 2011 was 13.1% from 13.5% in fiscal 2010, primarily due to lower traditional staffing margins.

Cost of Other Revenue: Cost of other revenue in the first nine months of fiscal 2011 decreased by $12.8 million, or 9.6%, to $120.0 million from $132.8 million in fiscal 2010. This decrease was primarily due to the telecommunications business exiting certain non-profitable businesses in fiscal 2010, offset by higher amortization of deferred costs in our Computer Systems segment, increased costs in our IT maintenance business, primarily labor and consulting costs, due to the increase in revenue.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the first nine months of fiscal 2011 increased $7.6 million, or 3.6%, to $219.3 million from $211.7 million in fiscal 2010. The increase in selling, administrative and operating expenses was in support of expanded sales and our focus on expanding retail business, which has led to the hiring of additional sales, delivery and support employees as our retail business utilizes more salespeople than our larger national accounts business, and an increase in volume within our IT maintenance business.

Restructuring Costs: Restructuring costs in the first nine months of fiscal 2011 decreased $2.2 million from fiscal 2010 due to the completion of the restructuring program during fiscal 2010.

Fees Related to Restatement and Associated Investigations: Fees related to the restatement and associated investigations in the first nine months of fiscal 2011 increased $18.7 million, or 97.6% to $37.8 million in fiscal 2011 from $19.1 million in fiscal 2010 and were comprised primarily of legal, consulting and accounting expenses. The increased costs are a result of the increased level of effort in fiscal 2011 over fiscal 2010.

Operating Income (Loss): Operating income in the first nine months of fiscal 2011 was $1.6 million, compared to an operating loss of $52.4 million in fiscal 2010, as a result of the factors discussed above.

Other Income (Expense), net: Other expense in the first nine months of fiscal 2011 increased $2.5 million to $4.1 million from $1.6 million in fiscal 2010 primarily related to foreign exchange gains and losses.

Income Tax Provision (Benefit): Income tax benefit in the first nine months of fiscal 2011 amounted to $2.2 million from a provision of $58.6 million in fiscal 2010 primarily from the significant valuation allowance established in fiscal 2010.

Results of Operations by Segments (Q3 2011 YTD vs. Q3 2010 YTD)

Staffing Services

Net Revenue: The segment’s net revenue in the first nine months of fiscal 2011 increased $205.1 million, or 16.4%, to $1,454.4 million from $1,249.3 million in fiscal 2010. This increase is comprised of more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues offset by an increase in net deferral of staffing revenues.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue in the first nine months of fiscal 2011 increased $183.5 million, or 17.0%, to $1,264.2 million from $1,080.7 million in fiscal 2010. This increase was primarily a result of increased contingent staff of assignment and an increase in call center, games testing and other project-based staffing services revenues. Direct margin of staffing services revenue as a percent of staffing revenue in fiscal 2011 was 13.1% from 13.5% in fiscal 2010, primarily due to lower traditional staffing margins.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first nine months of fiscal 2011 increased $10.4 million, or 6.0%, to $183.1 million from $172.7 million in fiscal 2010. The increase was in support of expanded sales and our focus on expanding retail business, which has led to the hiring of additional sales, delivery and support employees as our retail business utilizes more salespeople than our larger national accounts business.

Segment Operating Income: The segment’s operating income in the first nine months of fiscal 2011 increased $12.5 million to $7.1 million from an operating loss of $5.4 million in fiscal 2010, as a result of the factors discussed above.

Computer Systems

Net Revenue: The segment’s net revenue in the first nine months of fiscal 2011 increased $52.9 million, or 82.7%, to $116.8 million from $63.9 million in fiscal 2010. This increase is primarily attributable to the completion of a major system installation during the fourth quarter of fiscal 2010 and resulting commencement of amortization into revenue over the remaining maintenance period and the termination of a large system installation project and resulting revenue recognition.

Cost of Other Revenue: The segment’s cost of other revenue in the first nine months of fiscal 2011 increased by $5.2 million, or 10.3%, to $55.7 million from $50.5 million in fiscal 2010. This increase was primarily due to higher amortization of deferred costs.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs remained consistent in the first nine months of fiscal 2011 and fiscal 2010 in the amount of $21.4 million and $22.9 million, respectively.

Segment Operating Income (Loss): The segment’s operating income in the first nine months of fiscal 2011increased $50.3 million to $39.1 million from an operating loss of $11.2 million in fiscal 2010, as a result of the factors discussed above.

Other

Net Revenue: The segment’s net revenue in the first nine months of fiscal 2011 decreased $10.4 million, or 11.7%, to $78.6 million from $89.0 million in fiscal 2010. The decrease was primarily due to the telecommunications business net revenue decrease which primarily resulted from our decision in late fiscal 2010 to exit certain non-profitable businesses, primarily larger projects connecting facilities over distances. The decrease in the telecommunications business was offset by a net increase in IT maintenance revenue primarily from increased volumes as billing rates remained relatively consistent between the years, and resulted primarily from new customers and to a lesser extent from net expanded business with existing customers.

Cost of Other Revenue: The segment’s cost of other revenue in the first nine months of fiscal 2011 decreased $18.0 million, or 21.8%, to $64.3 million from $82.3 million in fiscal 2010. This decrease was primarily due to the telecommunications business exiting certain non-profitable businesses in fiscal 2010, offset by increased costs in our IT maintenance business, primarily labor and consulting costs, due to the increase in revenue.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs remained constant in the first nine months of fiscal 2011 and fiscal 2010 in the amount of $14.8 million and $16.0 million, respectively.

Segment Operating Loss: The segment’s operating loss in the first nine months of fiscal 2011 decreased $8.9 million to $0.8 million from an operating loss of $9.7 million in fiscal 2010, as a result of the factors discussed above.

Consolidated Results of Operations and Financial Highlights (Q3 2011 vs. Q3 2010)

	Three Months Ended July 31, 2011				Three Months Ended August 1, 2010
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$555,930	$490,997	$39,109	$25,824	$491,949	$444,533	$21,069	$26,347
Expenses
Direct cost of staffing services revenue	430,081	430,081	-	-	382,548	382,548	-	-
Cost of other revenue	40,658	-	19,466	21,192	41,625	-	16,789	24,836
Selling, administrative and other operating costs	73,989	61,336	7,389	5,264	71,642	58,948	7,148	5,546
Amortization of purchased intangible assets	345	12	213	120	359	24	169	166
Restructuring costs	-	-	-	-	1,337	221	1,116	-

Segment operating income (loss)	10,857	(432)	12,041	(752)	(5,562)	2,792	(4,153)	(4,201)
Corporate general and administrative	2,647				2,408
Fees related to restatement and associated investigations	9,821				7,508

Operating loss	(1,611)				(15,478)

Other income (expense), net	(322)				(2,003)
Income tax provision (benefit)	110				(3,003)

Net loss	$(2,043)				$(14,478)

Consolidated Results of Operations (Q3 2011 vs. Q3 2010)

Net Revenues: Net revenues increased by $64.0 million in the third quarter of fiscal 2011, or 13.0%, to $555.9 million, from $491.9 in fiscal 2010. The increase in net revenue resulted primarily from increases in Staffing Services of $46.5 million, and Computer Systems of $18.0 million.

Direct Cost of Staffing Services Revenue: Direct costs of staffing services revenue in the third quarter of fiscal 2011 increased by $47.6 million, or 12.4%, to $430.1 million, from $382.5 million in fiscal 2010. Direct margin of staffing services revenue as a percent of staffing revenue in the third quarter of fiscal 2011 was 12.4% from 13.9% in fiscal 2010.

Cost of Other Revenues: Cost of other revenues in the third quarter of fiscal 2011 decreased by $0.9 million, or 2.3%, to $40.7 million from $41.6 million in fiscal 2010. This decrease was primarily due to the telecommunications business exiting certain non-profitable business in fiscal 2010, offset by higher amortization of deferred costs in our Computer Systems segment.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the third quarter of fiscal 2011 increased by $2.4 million, or 3.3%, to $74.0 million from $71.6 million in fiscal 2010. The increase in selling, administrative and operating costs was in support of expanded sales and our focus on expanding retail business, which has led to the hiring of additional sales, delivery and support employees as our retail business utilizes more salespeople than our larger national accounts business as well as higher advertising and commission expense in the printing and publishing business.

Restructuring Costs: Restructuring costs in the third quarter of fiscal 2011 decreased $1.3 million from fiscal 2010 due to the completion of the restructuring program during fiscal 2010.

Operating Loss: The Company reported an operating loss in the third quarter of fiscal 2011 of $1.6 million compared to an operating loss of $15.5 million in fiscal 2010, as a result of the factors discussed above.

Other Income (Expense), net: Other expense in the third quarter of fiscal 2011 decreased $1.7 million to $0.3 million from $2.0 million in fiscal 2010 primarily related to foreign exchange gains and losses.

Income Tax Provision (Benefit): Income tax provision in the third quarter of fiscal 2011 amounted to $0.1 million from a benefit of $3.0 million in fiscal 2010 with expense in fiscal 2011 primarily related to locations outside of the United States.

Results of Operations by Segments (Q3 2011 vs. Q3 2010)

Staffing Services

Net Revenue: The segment’s net revenue in the third quarter of fiscal 2011 increased $46.5 million, or 10.5%, to $491.0 million from $444.5 million in fiscal 2010. This increase is comprised of more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues, offset by an increase in net deferral of staffing revenues.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue in the third quarter of fiscal 2011 increased $47.6 million, or 12.4%, to $430.1 million from $382.5 million in fiscal 2010. Direct margin of staffing services revenue as a percent of staffing revenue in the third quarter of fiscal 2011 was 12.4% from 13.9% in fiscal 2010.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the third quarter of fiscal 2011 increased $2.4 million, or 4.1%, to $61.3 million from $58.9 million in fiscal 2010. The increase was in support of expanded sales and our focus on expanding retail business, which has led to the hiring of additional sales, delivery and support employees as our retail business utilizes more salespeople than our larger national accounts business.

Segment Operating Income (Loss): The segment’s operating results in the third quarter of fiscal 2011 decreased $3.2 million to an operating loss of $0.4 million from operating income of $2.8 million in fiscal 2010, as a result of the factors discussed above.

Computer Systems

Net Revenue: The segment’s net revenue in the third quarter of fiscal 2011 increased $18.0 million, or 85.6%, to $39.1 million from $21.1 million in fiscal 2010. This increase is primarily attributable to the completion of a major system installation during the fourth quarter of fiscal 2010 and resulting commencement of amortization into revenue over the remaining maintenance period and the termination of a large system installation project and resulting revenue recognition.

Cost of Other Revenue: The segment’s cost of other revenue in the third quarter of fiscal 2011 increased by $2.7 million, or 15.9%, to $19.5 million from $16.8 million in fiscal 2010. This increase was primarily due to higher amortization of deferred costs.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs remained consistent in the third quarter of fiscal 2011 in the amount of $7.4 million from $7.1 million in 2010.

Segment Operating Income (Loss): The segment’s operating results increased $16.2 million to operating income of $12.0 million in the third quarter of fiscal 2011 from an operating loss of $4.2 million in fiscal 2010 as a result of the factors discussed above.

Other

Net Revenue: The segment’s net revenue in the third quarter of fiscal 2011 decreased $0.5 million, or 2.0%, to $25.8 million from $26.3 million in fiscal 2010. The decrease was primarily due to the telecommunications business net revenue decrease which primarily resulted from our decision in late fiscal 2010 to exit certain non-profitable businesses, primarily larger projects connecting facilities over long distances. The decrease in the telecommunications business was offset by a net increase in IT maintenance revenue primarily by increased volumes as billing rates remained relatively consistent between the years, and resulted primarily from new customers and to a lesser extent from net expanded business with existing customers.

Cost of Other Revenue: The segment’s cost of other revenue in the third quarter of fiscal 2011 decreased $3.6 million, or 14.7%, to $21.2 million from $24.8 million in fiscal 2010. This decrease was primarily due to the telecommunications business exiting certain non-profitable businesses in fiscal 2010, offset by increased costs in our IT maintenance business, primarily labor and consulting costs, due to the increase in revenue.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the third quarter of fiscal 2011 remained consistent in the amount of $5.3 million from $5.5 million in fiscal 2010.

Segment Operating Loss: The segment’s operating loss in the third quarter of fiscal 2011 decreased $3.4 million to $0.8 million from an operating loss of $4.2 million in fiscal 2010, as a result of the factors discussed above.

Consolidated Results of Operations and Financial Highlights (Q2 2011 YTD vs. Q2 2010 YTD)

	Six Months Ended May 1, 2011				Six Months Ended May 2, 2010
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$1,093,981	$963,443	$77,713	$52,825	$910,321	$804,774	$42,868	$62,679
Expenses
Direct cost of staffing services revenue	834,089	834,089	-	-	698,180	698,180	-	-
Cost of other revenue	79,377	-	36,264	43,113	91,173	-	33,741	57,432
Selling, administrative and other operating costs	145,316	121,786	13,976	9,554	140,013	113,788	15,797	10,428
Amortization of purchased intangible assets	657	(9)	428	238	717	51	338	328
Restructuring costs	-	-	-	-	911	911	-	-

Segment operating income (loss)	34,542	7,577	27,045	(80)	(20,673)	(8,156)	(7,008)	(5,509)
Corporate general and administrative	3,440				4,674
Fees related to restatement and associated investigations	27,932				11,594

Operating income (loss)	3,170				(36,941)

Other income (expense), net	(3,763)				354
Income tax provision (benefit)	(2,261)				61,652

Net income (loss)	$1,668				$(98,239)

Consolidated Results of Operations (Q2 2011 YTD vs. Q2 2010 YTD)

Net Revenue: Net revenue in the first six months of fiscal 2011 increased $183.7 million or 20.2% to $1,094.0 million compared to $910.3 million in fiscal 2010. The increase in revenue was primarily the result of increased Staffing Services revenues of $158.6 million or 19.7% resulting from more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues. The increase was also a result of higher Computer Systems revenues of $34.8 million primarily due to the commencement at the end of fiscal 2010 of the amortization of previously deferred revenue over the remaining maintenance period upon the completion of a large system installation and the termination in fiscal 2011 of a large system installation project upon which previously deferred revenue was recognized.

Direct Cost of Staffing Services Revenue: Direct cost of staffing services revenue in the first six months of fiscal 2011 increased by $135.9 million, or 19.5%, to $834.1 million compared to $698.2 million in fiscal 2010. This increase was primarily a result of increased contingent staff on assignment. Direct margin of staffing services revenue remained fairly consistent year over year as a percent of staffing revenue as fiscal 2011 was 13.4% and 13.2% in fiscal 2010, respectively.

Cost of Other Revenue: Cost of other revenue in the first six months of fiscal 2011 decreased by $11.8 million, or 12.9%, to $79.4 million from $91.2 million in fiscal 2010. This decrease was primarily due to the telecommunications business exiting certain non-profitable business in fiscal 2010, offset by higher amortization of deferred costs in our Computer Systems segment, and increased costs in our IT maintenance business, primarily labor and consulting costs, due to the increase in revenue.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the first six months of fiscal 2011 increased $5.3 million, or 3.8%, to $145.3 million from $140.0 million in fiscal 2010. The increase in selling, operating and administrative expenses was in support of expanded sales and our focus on expanding retail business, which has led to the hiring of additional sales, delivery and support employees as our retail business utilizes more salespeople than our larger national accounts business, an increase in volume within our IT maintenance business as well as higher advertising and commission expense in the printing and publishing business.

Restructuring Costs: Restructuring costs in the first six months of fiscal 2011 decreased $0.9 million from fiscal 2010 due to the completion of the restructuring program during fiscal 2010.

Fees Related to Restatement and Associated Investigations: Fees related to the restatement and associated investigations in the first six months of fiscal 2011 increased $16.3 million to $27.9 million from $11.6 million in fiscal 2010 and were comprised primarily of legal, consulting and accounting expenses. The increased costs are a result of the increased level of effort in fiscal 2011 over fiscal 2010.

Operating Income (Loss): Operating income was $3.2 million in the first six months of fiscal 2011, compared to an operating loss of $36.9 million in fiscal 2010, as a result of the factors discussed above.

Other Income (Expense), net: Other expense in the first six months of fiscal 2011 increased $4.1 million primarily related to foreign exchange gains and losses.

Income Tax Provision (Benefit): Income tax benefit in the first six months of fiscal 2011 amounted to $2.3 million from $61.7 million in fiscal 2010 primarily from the significant valuation allowance established in fiscal 2010.

Results of Operations by Segments (Q2 2011 YTD vs. Q2 2010 YTD)

Staffing Services

Net Revenue: The segment’s net revenue in the first six months of fiscal 2011 increased $158.6 million, or 19.7%, to $963.4 million from $804.8 million in fiscal 2010. This increase is comprised of more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues, offset by an increase in net deferral of staffing revenues.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue in the first six months of fiscal 2011 increased $135.9 million, or 19.5%, to $834.1 million from $698.2 million in fiscal 2010. This increase was primarily a result of increased contingent staff on assignment. Direct margin of staffing services revenue remained fairly consistent year over year as a percent of staffing revenue in fiscal 2011 was 13.4% and 13.2% in fiscal 2010.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first six months of fiscal 2011 increased $8.0 million, or 7.0%, to $121.8 million from $113.8 million in fiscal 2010. The increase was in support of expanded sales and our focus on expanding retail business, which has led to the hiring of additional sales, delivery and support employees as our retail business utilizes more salespeople than our larger national accounts business.

Segment Operating Income (Loss): The segment’s operating results in the first six months of fiscal 2011 increased $15.8 million to operating income of $7.6 million from an operating loss of $8.2 million in fiscal 2010, as a result of the factors discussed above.

Computer Systems

Net Revenue: The segment’s net revenue in the first six months of fiscal 2011 increased $34.8 million, or 81.3%, to $77.7 million from $42.9 million in fiscal 2010. This increase is primarily attributable to the completion of a major system installation during the fourth quarter of fiscal 2010 and resulting commencement of amortization into revenue over the remaining maintenance period and the termination of a large system installation project and resulting revenue recognition.

Cost of Other Revenue: The segment’s cost of other revenue in the six months of fiscal 2011 increased $2.6 million, or 7.5%, to $36.3 million from $33.7 million in fiscal 2010. This increase was primarily due to higher amortization of deferred costs.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs remained consistent in the first six months of fiscal 2011 and fiscal 2010 in the amount of $14.0 million and $15.8 million, respectively.

Segment Operating Income (Loss): The segment’s operating results in the first six months of fiscal 2011 increased $34.0 million to operating income of $27.0 million from an operating loss of $7.0 million in fiscal 2010, as a result of the items noted above

Other

Net Revenue: The segment’s net revenue in the first six months of fiscal 2011 decreased $9.9 million, or 15.7%, to $52.8 million from $62.7 million in fiscal 2010. The decrease was primarily due to the telecommunications business net revenue decrease which primarily resulted from our decision in late fiscal 2010 to exit certain non-profitable businesses, primarily larger projects connecting facilities over distances. The decrease in the telecommunications business was offset by a net increase in IT maintenance revenue primarily from increased volumes as billing rates remained relatively consistent between the years, and resulted primarily from new customers and to a lesser extent from net expanded business with existing customers.

Cost of Other Revenue: The segment’s cost of other revenue in the first six months of fiscal 2011 decreased $14.3 million, or 24.9%, to $43.1 million from $57.4 million in fiscal 2010. This decrease was primarily due to the telecommunications business exiting certain non-profitable businesses in fiscal 2010, offset by increased costs in our IT maintenance business, primarily labor and consulting costs, due to the increase in revenue.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first six months of fiscal 2011 remained consistent in the amount of $9.6 million from $10.4 million in fiscal 2010.

Segment Operating (Loss): The segment’s operating loss in the first six months of fiscal 2011 decreased $5.4 million to $0.1 million from an operating loss of $5.5 million in fiscal 2010, as a result of the items noted above.

Consolidated Results of Operations and Financial Highlights (Q2 2011 vs. Q2 2010)

	Three Months Ended May 1, 2011				Three Months Ended May 2, 2010
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$558,296	$494,277	$37,939	$26,080	$469,626	$421,433	$19,586	$28,607
Expenses
Direct cost of staffing services revenue	431,057	431,057	-	-	363,457	363,457	-	-
Cost of other revenue	38,507	-	17,776	20,731	43,094	-	16,600	26,494
Selling, administrative and other operating costs	73,839	62,107	7,221	4,511	70,513	57,792	7,734	4,987
Amortization of purchased intangible assets	344	11	214	119	359	26	169	164
Restructuring costs	-	-	-	-	856	856	-	-

Segment operating income (loss)	14,549	1,102	12,728	719	(8,653)	(698)	(4,917)	(3,038)
Corporate general and administrative	1,381				2,117
Fees related to restatement and associated investigations	12,415				7,714

Operating income (loss)	753				(18,484)

Other income (expense), net	(2,914)				298
Income tax provision	110				61,997

Net loss	$(2,271)				$(80,183)

Consolidated Results of Operations (Q2 2011 vs. Q2 2010)

Net Revenues: Net revenues increased by $88.7 million in the second quarter of fiscal 2011, or 18.9%, to $558.3 million, from $469.6 in fiscal 2010. The increase in net revenue resulted primarily from increases in Staffing Services of $72.9 million, and Computer Systems of $18.3 million, offset by a decrease in Other of $2.5 million.

Direct Cost of Staffing Services Revenue: Direct costs of staffing services revenue in the second quarter of fiscal 2011 increased by $67.6 million, or 18.6%, to $431.1 million, from $363.5 million in fiscal 2010. Direct margin of staffing services revenue as a percent of staffing revenue in the second quarter of fiscal 2011 was 12.8% from 13.8% in fiscal 2010 primarily due to lower traditional staffing margins.

Cost of Other Revenues: Cost of other revenues in the second quarter of fiscal 2011 decreased by $4.6 million, or 10.6%, to $38.5 million from $43.1 million in fiscal 2010. This decrease was primarily due to the telecommunications business exiting certain non-profitable business in fiscal 2010.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the second quarter of fiscal 2011increased by $3.3 million, or 4.7%, to $73.8 million from $70.5 million in fiscal 2010. The increase in selling, administrative and operating expenses was in support of expanded sales and our focus on expanding retail business, which has led to the hiring of additional sales, delivery and support employees as our retail business utilizes more salespeople than our larger national accounts business.

Restructuring Costs: Restructuring costs in the second quarter of fiscal 2011 decreased $0.9 million from fiscal 2010 due to the completion of the restructuring program during fiscal 2010.

Operating Income (Loss): The Company reported operating income of $0.8 million in the second quarter of fiscal 2011 compared to an operating loss of $18.5 million in fiscal 2010, as a result of the items noted above.

Fees Related to Restatement and Associated Investigations: Fees related to the restatement and associated investigations in the second quarter of fiscal 2011 increased $4.7 million to $12.4 million from $7.7 million in fiscal 2010 and were comprised primarily of legal, consulting and accounting expenses. The increased costs are a result of the increased level of effort in fiscal 2011 over fiscal 2010.

Other Income (Expenses): Other expense in the second quarter of fiscal 2011 was $2.9 million primarily related to foreign exchange gains and losses.

Income Tax Provision: Income tax provision in the second quarter of fiscal 2011 decreased by $61.9 million to $0.1 million from $62.0 million in fiscal 2010. The decrease in income tax provision is primarily the result of the significant valuation allowance established in fiscal 2010.

Results of Operations by Segments (Q2 2011 vs. Q2 2010)

Staffing Services

Net Revenue: The segment’s net revenue in the second quarter of fiscal 2011 increased $72.9 million, or 17.3%, to $494.3 million from $421.4 million in fiscal 2010. This increase is comprised of more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues, offset by an increase in net deferral of staffing revenues.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue in the second quarter of fiscal 2011 increased $67.6 million, or 18.6%, to $431.1 million from $363.5 million in fiscal 2010. Direct margin of staffing services revenue as a percent of staffing revenue in the second quarter of fiscal 2011 was 12.8% from 13.8% in fiscal 2010, primarily due to lower traditional staffing margins.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the second quarter of fiscal 2011 increased $4.3 million, or 7.5%, to $62.1 million from $57.8 million in fiscal 2010. The increase was in support of expanded sales and our focus on expanding retail business, which has led to the hiring of additional sales, delivery and support employees as our retail business utilizes more salespeople than our larger national accounts business.

Segment Operating Income (Loss): The segment’s operating results in the second quarter of fiscal 2011 increased $1.8 million to operating income of $1.1 million from an operating loss of $0.7 million in fiscal 2010, as a result of the factors discussed above.

Computer Systems

Net Revenue: The segment’s net revenue in the second quarter of fiscal 2011 increased $18.3 million, or 93.7%, to $37.9 million from $19.6 million in fiscal 2010. This increase is primarily attributable to the completion of a major system installation during the fourth quarter of fiscal 2010 and resulting commencement of amortization into revenue over the remaining maintenance period and the termination of a large system installation project and resulting revenue recognition.

Cost of Other Revenue: The segment’s cost of other revenue in the second quarter of fiscal 2011 increased $1.2 million, or 7.1%, to $17.8 million from $16.6 million due to higher amortization of deferred costs.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs remained consistent in the second quarter of fiscal 2011 and fiscal 2010 in the amount of $7.2 million and $7.7 million, respectively.

Segment Operating Income (Loss): The segment’s operating results in the second quarter of fiscal 2011 increased $17.6 million to operating income of $12.7 million from an operating loss of $4.9 million in fiscal 2010, as a result of the items noted above.

Other

Net Revenue: The segment’s net revenue in the second quarter of fiscal 2011 decreased $2.5 million, or 8.8%, to $26.1 million from $28.6 million in fiscal 2010. The decrease was primarily due to the telecommunications business net revenue decrease which primarily resulted from our decision in late fiscal 2010 to exit certain non-profitable businesses, primarily larger projects connecting facilities over distances. The decrease in the telecommunications business was offset by a net increase in our publishing and printing business due to increased orders as well as an increase in IT maintenance revenue primarily from increased volumes as billing rates remained relatively consistent between the years, and resulted primarily from new customers and to a lesser extent from net expanded business with existing customers.

Cost of Other Revenue: The segment’s cost of other revenue in the second quarter of fiscal 2011 decreased $5.8 million, or 21.8%, to $20.7 million from $26.5 million in fiscal 2010. This decrease was primarily due to the telecommunications business exiting certain non-profitable businesses in fiscal 2010, offset by increased costs in publishing and printing business due to increased orders as well as an increase in our IT maintenance business, primarily labor and consulting costs, due to the increase in revenue.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs remained consistent in the second quarter of fiscal 2011 and fiscal 2010 in the amount of $4.5 million and $5.0 million, respectively.

Segment Operating Income (Loss): The segment’s operating results in the second quarter of fiscal 2011 increased $3.7 million to operating income of $0.7 million from an operating loss of $3.0 million in fiscal 2010, as a result of the items noted above.

Consolidated Results of Operations and Financial Highlights (Q1 2011 YTD vs. Q1 2010 YTD)

	Three months ended January 30, 2011				Three months ended January 31, 2010
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$535,685	$469,166	$39,774	$26,745	$440,695	$383,341	$23,282	$34,072
Expenses
Direct cost of staffing services revenue	403,032	403,032	-	-	334,723	334,723	-	-
Cost of other revenue	40,870	-	18,488	22,382	48,079	-	17,141	30,938
Selling, administrative and other operating costs	71,477	59,679	6,755	5,043	69,500	55,996	8,063	5,441
Amortization of purchased intangible assets	313	(20)	214	119	358	25	169	164
Restructuring costs	-	-	-	-	55	55	-	-

Segment operating income (loss)	19,993	6,475	14,317	(799)	(12,020)	(7,458)	(2,091)	(2,471)
Corporate general and administrative	2,059				2,557
Fees related to restatement and associated investigations	15,517				3,880

Operating income (loss)	2,417				(18,457)

Other income (expense), net	(849)				56
Income tax benefit	(2,371)				(345)

Net income (loss)	$3,939				$(18,056)

Consolidated Results of Operations (Q1 2011 YTD vs. Q1 2010 YTD)

Net Revenue: Net revenue in first three months of fiscal 2011 increased $95.0 million or 21.6% to $535.7 million compared to $440.7 million in fiscal 2010. The increase in revenue was primarily the result of increased Staffing Services revenues of $85.9 million or 22.4% resulting from more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues. The increase was also a result of higher Computer Systems revenues of $16.5 million primarily due to the commencement at the end of fiscal 2010 of the amortization of previously deferred revenue over the remaining maintenance period upon the completion of a large system installation and the termination in fiscal 2011 of a large system installation project upon which previously deferred revenue was recognized. The increase in revenue was offset by a decrease in the telecommunications business revenue in the Other segment which primarily resulted from our decision in late fiscal 2010 to exit certain non-profitable businesses, primarily larger projects connecting facilities over distances.

Direct Cost of Staffing Services Revenue: Direct cost of staffing services revenue in the first three months of fiscal 2011 increased by $68.3 million, or 20.4%, to $403.0 million compared to $334.7 million in fiscal 2010. This increase was primarily a result of increased employees and associate vendor employees on assignment. Direct margin of staffing services revenue as a percent of staffing revenue in fiscal 2011 was 14.1% from 12.7% in fiscal 2010 primarily a result of an increase of $3.9 million in the HIRE Act payroll tax benefits.

Cost of Other Revenue: Cost of other revenue in the first three months of fiscal 2011 decreased by $7.2 million, or 15.0%, to $40.9 million from $48.1 million in fiscal 2010. This decrease was primarily due to the telecommunications business exiting certain non-profitable business in fiscal 2010 as well as decreased costs in publishing and printing due to decreased print orders, offset by higher amortization of deferred costs in our Computer Systems segment, and increased costs in our IT maintenance business, primarily labor and consulting costs, due to the increase in revenue.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the first three months of fiscal 2011 increased $2.0 million, or 2.8%, to $71.5 million from $69.5 million in fiscal 2010. The increase in selling, administrative and operating expenses was in support of expanded sales and our focus on expanding retail business, which has led to the hiring of additional sales, delivery and support employees as our retail business utilizes more salespeople than our larger national accounts business, an increase in volume within our IT maintenance business as well as higher advertising and commission expense in the printing and publishing business.

Fees Related to Restatement and Associated Investigations: Fees related to the restatement and associated investigations in the first three months of fiscal 2011 increased $11.6 million to $15.5 million in fiscal 2011 from $3.9 million in fiscal 2010 and were comprised primarily of legal, consulting and accounting expenses. The increased costs are a result of the increased level of effort in fiscal 2011 over fiscal 2010.

Operating Income (Loss): Operating income in the first three months of fiscal 2011was $2.4 million, compared to an operating loss of $18.5 million in fiscal 2010, as a result of the factors discussed above.

Other Income (Expense), net: Other expense in the first three months of fiscal 2011 increased $0.9 million primarily related to foreign exchange gains and losses.

Income Tax Benefit: Income tax benefit in the first three months of fiscal 2011 amounted to $2.4 million compared to $0.3 million in fiscal 2010.

Results of Operations by Segment (Q1 2011 YTD vs. Q1 2010 YTD)

Staffing Services

Net Revenue: The segment’s net revenue in the first three months of fiscal 2011 increased $85.9 million, or 22.4%, to $469.2 million from $383.3 million in fiscal 2010. This increase is comprised of more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue in the first three months of fiscal 2011 increased $68.3 million, or 20.4%, to $403.0 million from $334.7 million in fiscal 2010. This increase was primarily a result of increased employees and associate vendor employees on assignment. Direct margin of staffing services revenue as a percent of staffing revenue in fiscal 2011 was 14.1% from 12.7% in fiscal 2010 primarily a result of an increase of $3.9 million in the HIRE Act payroll tax benefits.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first three months of fiscal 2011 increased $3.7 million, or 6.6%, to $59.7 million from $56.0 million in fiscal 2010. The increase was in support of expanded sales and our focus on expanding retail business, which has led to the hiring of additional sales, delivery and support employees as our retail business utilizes more salespeople than our larger national accounts business.

Segment Operating Income (Loss): The segment’s operating results in the first three months of fiscal 2011 increased $14.0 million to operating income of $6.5 million from an operating loss of $7.5 million in fiscal 2010, as a result of the factors discussed above.

Computer Systems

Net Revenue: The segment’s net revenue in the first three months of fiscal 2011 increased $16.5 million, or 70.8%, to $39.8 million from $23.3 million in fiscal 2010. This increase is primarily attributable to the completion of a major system installation during the fourth quarter of fiscal 2010 and resulting commencement of amortization into revenue over the remaining maintenance period and the termination of a large system installation project and resulting revenue recognition.

Cost of Other Revenue: The segment’s cost of other revenue in the three months of fiscal 2011 increased by $1.4 million, or 7.9%, to $18.5 million from $17.1 million in fiscal 2010. This increase was primarily due to higher amortization of deferred costs.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs remained consistent in the first three months of fiscal 2011 and fiscal 2010 in the amount of $6.8 million and $8.1 million, respectively.

Segment Operating Income (Loss): The segment’s operating results in the first three months of fiscal 2011 increased $16.4 million to operating income of $14.3 million from an operating loss of $2.1 million in fiscal 2010, as a result of the items noted above.

Other

Net Revenue: The segment’s net revenue in the first three months of fiscal 2011 decreased $7.4 million, or 21.5%, to $26.7 million from $34.1 million in fiscal 2010. The decrease was primarily due to the telecommunications business net revenue decrease which primarily resulted from our decision in late fiscal 2010 to exit certain non-profitable businesses, primarily larger projects connecting facilities over distances as well as a decrease in publishing and printing revenue as a result of decreased print orders. The decrease in the telecommunications business was offset by an increase in IT maintenance revenue driven primarily by increased volumes as billing rates remained relatively consistent between the years, and resulted primarily from new customers and to a lesser extent from net expanded business with existing customers.

Cost of Other Revenue: The segment’s cost of other revenue in the first three months of fiscal 2011 decreased $8.5 million, or 27.7%, to $22.4 million from $30.9 million in fiscal 2010. This decrease was primarily due to the telecommunications business exiting certain non-profitable businesses in fiscal 2010 as well as decreased costs in publishing and printing as a result of decreased orders, offset by increased costs in our IT maintenance business, primarily labor and consulting costs, due to the increase in revenue.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs remained consistent in fiscal 2011 and fiscal 2010 in the amount of $5.0 million and $5.4 million, respectively.

Segment Operating (Loss): The segment’s operating loss in the first three months of fiscal 2011 decreased $1.7 million to $0.8 million from an operating loss of $2.5 million in fiscal 2010, as a result of the items noted above.

Liquidity and Capital Resources

Cash Flows and Liquidity

Our primary sources of liquidity are cash flows from operations and proceeds from short-term borrowing and credit facilities. Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	For the years ended,
(in thousands)	October 28, 2012	October 30, 2011	October 31, 2010
Net cash used in operating activities	$ (40,437)	$ (28,352)	$(23,366)
Net cash used in investing activities	(7,642)	(14,209)	(12,375)
Net cash provided by (used in) financing activities	30,355	35,650	(32,401)
Effect of exchange rates on cash and cash equivalents	(360)	394	461

Net decrease in cash and cash equivalents	$ (18,084)	$ (6,517)	$(67,681)

During fiscal 2012, the Company disbursed approximately $37.2 million in connection with the restatement and related investigations and used approximately $3.2 million in all other operating activities, used approximately $6.0 million for capital expenditures net of $7.7 million received from the sale of property and equipment, and disbursed approximately $1.8 million for the acquisition of an additional 10% interest in a foreign subsidiary. Borrowings under the accounts receivable securitization program increased by approximately $30.0 million during fiscal 2012 and borrowings under all other credit facilities increased approximately $2.5 million, offset by a transfer of approximately $1.4 million during fiscal 2012 to restricted cash as collateral for foreign currency borrowings and banking facilities and repayments of approximately $0.7 million in long-term debt.

On October 28, 2012, the Company had cash and cash equivalents of approximately $26.5 million and an additional $35.6 million of cash restricted as collateral for foreign currency credit lines and banking facilities. The Company also had approximately $30.0 million available from its short-term financing program. Excluding approximately $9.0 million of non-current debt, the Company’s consolidated borrowings were approximately $145.7 million at October 28, 2012, which included approximately $21.9 million of foreign currency borrowings used primarily to hedge net investments in foreign subsidiaries that are fully collateralized by restricted cash, and approximately $120.0 million drawn under the $150.0 million short-term financing program. The Company believes that it has sufficient liquidity to meet its business requirements currently and for the foreseeable future.

Fiscal Year Ended October 28, 2012 Compared to the Fiscal Year Ended October 30, 2011

Cash Flows - Operating Activities

For the year ended October 28, 2012, we used net cash flows in operating activities of $40.4 million, compared to net cash used of $28.4 million for fiscal 2011, an increase in net cash used of $12.0 million. The cash used in operations is primarily a result of changes in working capital and $37.2 million disbursed in connection with the restatement and related investigations. We disbursed $46.8 million in fiscal 2011 in connection with the restatement and related investigations.

The cash used in operating activities in fiscal 2012, exclusive of changes in operating assets and liabilities, was $0.3 million; the 2012 net loss of $13.6 million included non-cash charges for depreciation and amortization of $16.5 million and a gain on dispositions of property, equipment and software of $4.9 million. The cash provided by operating activities in fiscal 2011, exclusive of changes in operating assets and liabilities, was $28.8 million; the 2011 net income of $15.6 million included non-cash charges primarily for depreciation and amortization of $19.7 million a deferred tax benefit of $4.9 million, and a gain on dispositions of property, equipment and software of $2.0 million.

Changes in operating assets and liabilities in fiscal 2012 resulted in a $40.8 million use of cash, net, principally due to a decrease in the level of deferred revenue of $26.4 million, an increase in the level of accounts receivable of $14.7 million and a decrease in the level of accounts payable of $13.1 million. These uses of cash were partially offset by a decrease in restricted cash related to customer contracts of $13.6 million. Changes in operating assets and liabilities in fiscal 2011 used $57.2 million of cash, net, principally due to a decrease in the level of deferred revenue of $56.9 million, a decrease to the level of accrued expenses of $5.8 million and a decrease to the level of accounts payable of $3.1 million. These uses of cash were partially offset by a decrease to the level of accounts receivable of $9.4 million.

Cash Flows - Investing Activities

Cash used in investing activities in fiscal 2012 was $7.6 million, principally for the purchase of property, equipment and software totaling $13.7 million partially offset by proceeds from disposals of $7.7 million, $1.8 million for acquisitions as well as the net proceeds from sales of investments of $0.2 million. Cash used in investing activities in fiscal 2011 was $14.2 million, principally for the purchase of property, equipment and software totaling $17.9 million, partially offset by proceeds from disposals of $3.8 million.

Cash Flows - Financing Activities

For fiscal 2012, net cash provided by financing activities was $30.4 million, compared to $35.7 million for fiscal 2011, a decrease in net cash provided of $5.3 million. In fiscal 2012, the increase in short-term borrowings for the accounts receivable securitization program and short-term facilities totaled $32.5 million compared to $40.1 million in fiscal 2011. We also increased our collateral pledged for the lines of credit by $1.4 million in fiscal 2012 compared to $3.8 million in fiscal 2011.

Fiscal Year Ended October 30, 2011 Compared to the Fiscal Year Ended October 31, 2010

Cash Flows - Operating Activities

For the fiscal year ended October 30, 2011, we used net cash flows in operating activities of $28.4 million, compared to net cash used of $23.4 million for fiscal 2010, an increase in net cash used of $5.0 million. This is primarily a result of a decrease in the Company’s accounts receivable balance year over year offset by a decrease in accounts payable.

The cash provided by operating activities in fiscal 2011, exclusive of changes in operating assets and liabilities, was $28.8 million; the 2011 net income of $15.6 million included non-cash charges primarily for depreciation and amortization of $19.7 million, a deferred tax benefit of $4.9 million, and a gain on dispositions of property, equipment and software of $2.0 million. The cash used by operating activities in fiscal 2010, exclusive of changes in operating assets and liabilities, was $3.7 million, with the 2010 net loss from operations of $96.4 million offset by an increase in the level of deferred taxes of $67.3 million as well as by non-cash charges primarily for depreciation and amortization of $23.7 million.

Changes in operating assets and liabilities in fiscal 2011 used $57.2 million of cash, net, principally due to a decrease in the level of deferred revenue of $56.9 million, a decrease to the level of accrued expenses of $5.8 million and a decrease to the level of accounts payable of $3.1 million. These uses of cash were partially offset by a decrease to the level of accounts receivable of $9.4 million. Changes in operating assets and liabilities in fiscal 2010 were a use of $19.7 million of cash, net, principally due to an increase in the level of accounts receivable of $36.9 million and a decrease in the level of accounts payable of $15.9 million, partially offset by a decrease in the level of prepaid insurance and other assets of $16.6 million and an increase in the level of accrued expense of $11.1 million.

Cash Flows - Investing Activities

Cash used in investing activities in fiscal 2011 was $14.2 million, principally due to the purchase of property, equipment and software totaling $17.9 million, partially offset by the proceeds from disposals of $3.8 million. Cash used in investing activities in fiscal 2010 was $12.4 million, principally due to the purchase of property, equipment and software totaling $13.2 million partially offset by the proceeds from disposals of $0.8 million.

Cash Flows - Financing Activities

The cash provided by financing activities in fiscal 2011 of $35.7 million primarily resulted from a net increase in short-term borrowings of $40.1 million. The cash used in financing activities in fiscal 2010 of $32.4 million primarily resulted from an increase in cash restricted as collateral for borrowings of $30.4 million.

Credit Markets and Availability of Credit

At October 28, 2012, we had short-term credit facilities with various banks and financial conduits which provided for borrowings and issuance of letters of credit of up to an aggregate of $195.0 million, including the Company’s $150.0 million accounts receivable securitization program (“Short-Term Financing Program”) and the $42.0 million revolving credit agreement (“Short-Term Credit Facility”). Borrowings under the Short-Term Credit Facility require full cash collateralization as discussed in the notes to our Consolidated Financial Statements.

As of October 28, 2012, the Company had total outstanding short-term borrowings of $144.9 million and was required to maintain $35.6 million in cash collateral for those outstanding short-term borrowings. At October 28, 2012, the available borrowings under the short-term borrowing facilities included $30.0 million under the Short-Term Financing Program and $20.2 million under the Short-Term Credit Facility.

Subsequent to October 28, 2012, the Company has entered into amendments to its Short-Term Financing Program and Short-Term Credit Facility to extend the time for delivery of the Company’s audited financial statements for the fiscal years ended October 28, 2012 and October 30, 2011 to no later than December 31, 2013, and to increase the credit available under the Short-Term Financing Program to $200.0 million from $150.0 million among other things. The Short-Term Financing Program expires on December 31, 2014.

On January 25, 2013, the Short-Term Credit Facility was amended primarily to extend the expiration date to March 31, 2015, increase the borrowing amount available to $45.0 million, remove the financial ratio covenants, increase the amount that may be used for letters of credit to $25.0 million, and require a minimum liquidity of $15.0 million in restricted cash or Short-Term Financing Program borrowing availability. The amendment also removed certain limitations previously placed on incurring additional indebtedness, the level of annual capital expenditures, the amount of investments, including business acquisitions and mergers, and the amount of loans that may be made by the Company to its subsidiaries.

As of July 28, 2013, the amounts outstanding under the Short-Term Financing Program and Short-Term Credit Facility were $140.0 million and $22.0 million, respectively.

Amended Securitization Program

The Short-Term Financing Program provides up to $150.0 million of borrowing under a commercial paper program supported by a credit agreement secured by receivables from the staffing services business. The program was amended on April 29, 2013, to extend the program expiration date to December 31, 2014 and increase the credit available from $150.0 million to $200.0 million. The program is subject to termination under certain circumstances including the default rate on receivables, as defined, exceeding a specified threshold or the rate of collections on receivables failing to meet a specified threshold. At October 28, 2012, the Company was in compliance with the program covenants.

At October 28, 2012 and October 30, 2011, the Company had outstanding borrowing under the program of $120.0 million and $90.0 million, respectively, and bore a weighted average annual interest rate of 1.5% and 1.8%, respectively, which is inclusive of certain facility and program fees.

Credit Facilities

We have a Short-Term Credit Facility which provides up to $42.0 million of borrowing in various currencies secured by cash collateral covering 105% of certain baseline amounts, of which up to $15.0 million could be used for letters of credit. The facility is subject to a facility fee and borrowings bear various interest rate options calculated using a combination of LIBOR and prime rates plus a margin over those rates. The facility was amended on January 25, 2013, to extend the expiration date to March 31, 2015, increase the borrowing available to $45.0 million, increase the amount that may be used for letters of credit to $25.0 million, and require minimum liquidity of $15.0 million in unrestricted cash or Short-Term Financing Program borrowing availability. The amendment also removed financial ratio covenants and certain limitations previously placed on incurring additional indebtedness, the level of annual capital expenditures, the amount of investments, including business acquisitions and mergers, and the amount of loans that may be made by the Company to its subsidiaries. At October 28, 2012, the Company was in compliance with the facility covenants.

At October 28, 2012 and October 30, 2011 the Company had drawn under the facility $21.9 million and $19.4 million, respectively, in various currencies used to hedge the Company’s net investment in certain foreign subsidiaries and $3.0 million in letters of credit outstanding. At October 28, 2012 and October 30, 2011 borrowings bore a weighted average annual interest rate of 3.1% and 3.8% respectively, inclusive of the facility fee.

Off-Balance Sheet Arrangements

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2012 and 2011 that would have affected our liquidity or the availability of or requirements for capital resources.

Contractual Obligations and Other Contingent Commitments

The contractual obligations presented in the tables below represent our estimates of future payments under fixed contractual obligations and commitments undertaken in the normal course of business. Change in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates.

The following table summarizes our contractual cash obligations at October 28, 2012:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Loan agreement	$9,801	$768	$1,738	$2,046	$5,249
Interest on loan agreement	4,022	770	1,337	1,026	889
Securitization Program	120,000	120,000	-	-	-
Notes Payable to Banks	25,001	25,001	-	-	-

Total Debt (a)	154,802	145,769	1,738	2,046	5,249
Operating Leases	56,022	17,459	26,733	9,345	2,485

Total Contractual Cash Obligations	$210,824	$163,228	$28,471	$11,391	$7,734

(a)	Total debt excludes interest on loan agreement

The Company’s liability for uncertain tax positions of $11.1 million as of October 28, 2012 is not reflected in the above contractual obligations table as we are not able to reasonably estimate the timing of payments in individual years.

The following table summarizes our contractual commitments as of October 28, 2012:

	Total Commitment Amount by Expiration Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby Letters of Credit	$3.0	$3.0	$0.0	$0.0	$0.0
Other	$4.5	$3.6	$0.3	$0.6	$0.0

Total Commercial Commitments	$7.5	$6.6	$0.3	$0.6	$0.0

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations are based upon our Consolidated Financial Statements, which are included in Item 8 of this report and have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments, assumptions and valuations that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. While management believes that its estimates, judgments and assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Management believes the critical accounting policies and areas that require the most significant estimates, judgments, assumptions or valuations used in the preparation of our financial statements are summarized below.

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. We sometimes provide services despite a customer arrangement not yet being finalized, or continue to provide services under an expired arrangement while a revised contract is being finalized. In these cases revenue is deferred until arrangements are finalized or in some cases until cash is received, which causes some periods to include the expense of providing services although the related revenue is not recognized until a subsequent period. The cumulative revenue deferred for each arrangement is recognized in the period the revenue recognition criteria are met. The following paragraphs summarize the manner in which we account for specific transaction types.

Staffing Services

Revenue is primarily derived from supplying contingent staff to our customers or providing other services on a time and material basis. Contingent staff primarily consists of contingent employees working under a contract for a fixed period of time or on a specific customer project. Revenue is also derived from permanent placement services, which is generally recognized after placements are made and when the fees are not contingent upon any future event.

Reimbursable costs, including those related to travel and out-of-pocket expenses, are also included in net revenue, and equivalent amounts of reimbursable costs are included in direct cost of staffing services revenue.

Under certain of our service arrangements, contingent staff is provided to customers through contracts involving other vendors or contractors. When we are the principal in the transaction and therefore the primary obligor for the contingent staff, we record the gross amount of the revenue and expense from the service arrangement. When we act only as an agent for the customer and are not the primary obligor for the contingent staff, we record revenue net of vendor or contractor costs.

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

We are generally not the primary obligor when we provide comprehensive administration of multiple vendors for customers that operate significant contingent workforces, referred to as Managed Service Programs. We are considered an agent in these transactions if we do not have responsibility for the fulfillment of the services by the vendors or contractors (referred to as associate vendors). In such arrangements we are typically designated by our customers to be a facilitator of consolidated associate vendor billing and a processor of the payments to be made to the associate vendors on behalf of the customer. Usually in these situations the contractual relationship is between the customers, the associate vendors and us, with the associate vendors being the primary obligor and assuming the customer credit risk and with us generally earning negotiated fixed mark-ups and not having discretion in supplier selection.

Software Systems

Revenue primarily relates to sales of telephone operator services-related software systems and enhancements to existing systems. These arrangements generally contain multiple elements including the software development and customization, sale of software licenses and computer hardware, installation, implementation and integration services, as well as post-contract customer support (“PCS”). Revenues are recognized under these arrangements following the Financial Accounting Standards Board’s revenue recognition requirements, including guidance on software transactions, construction contracts and multiple element arrangements. Under these requirements, the aggregate arrangement fee for multiple element arrangements is required to be allocated to each of the elements in an amount equal to its fair value, generally based upon vendor-specific objective evidence (“VSOE”) of fair value. Fees allocated to each element of the arrangement are then recognized as revenue when all other revenue recognition criteria have been met. As we have not established VSOE of fair value for the elements of these arrangements (including PCS and installation services), all revenue for these arrangements is deferred until customer acceptance of the delivered elements is received and the only undelivered elements are services that are not essential to the functionality of the software solution. At that time, revenue recognition commences and the arrangement fee is recognized ratably over the element with the longest remaining period of performance of the arrangement, which is typically the PCS period. The customer is generally invoiced upon delivery of the individual elements, which typically results in cash being collected prior to revenue being recognized.

Database Access Services

Revenue from stand-alone arrangements to access our proprietary telephone listing databases by telephone companies, inter-exchange carriers and non-telecommunications customers is recognized in the period access is provided, based on a fixed minimum fee or variable fees based on the volume of activity, provided that all other revenue recognition criteria are met.

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

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company adopted in 2011 the method of assessing goodwill for possible impairment required by Accounting Standards Updates (“ASU”) No. 2011-08, Intangibles - Goodwill and Other, as described in the following paragraph. Prior to 2011, the Company performed the quantitative two-step process further described below.

The Company assesses qualitative factors for its reporting units that carry goodwill. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

When a qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined by using various valuation techniques including income (discounted cash flow), market and/or consideration of recent and similar purchase acquisition transactions.

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

Realization of deferred tax assets is dependent upon reversals of existing taxable temporary differences, taxable income in prior carryback years, and future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets. A valuation allowance has been recognized due to the uncertainty of realization of our loss carryforwards and other deferred tax assets. Management believes that the remaining deferred tax assets are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction-by-jurisdiction basis.

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

The Company makes payments to the insurance carrier for premiums based upon an estimate of the ultimate underlying exposure, such as the amount and type of labor utilized. The premiums are subsequently adjusted based on actual claims experience. The experience modification process includes establishing loss development factors, based on the historical claims experience of the Company as well as industry experience, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. Adjustments to final paid premiums are determined as of a future date up to three years after the end of the respective policy year, using the level of claims paid and incurred. Under the insurance program, any additional losses incurred greater than the policy deductible limit arising from claims associated with an insurance policy are absorbed by the insurer and not the Company.

The Company recognizes expense and establishes accruals for amounts estimated to fund incurred amounts up to the policy deductible, both reported and not yet reported, and for related legal and other costs. The Company develops estimates for losses incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which we expect to make payments. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Expense recognized by the Company under its primary casualty insurance program amounted to $14.3 million, $13.4 million and $16.3 million in fiscal years 2012, 2011, and 2010, respectively.

Medical Insurance Program

The Company is self-insured for a majority of its medical benefit programs for internal employees. Eligible contingent staff on assignment with customers are offered medical benefits through the program utilized for the Company’s internal staff in addition to a fully insured program administered through a third party. Effective January 1, 2011, the medical benefits for a majority of contingent employees were moved to a fully-insured program administered by an HMO. While the Company provides the majority of medical benefits for internal staff through a self-insured arrangement with a third-party administrator, it also maintains insurance coverage for a portion of that medical program (primarily through HMOs) as well as the entire dental program. Employees contribute a portion of the cost of these medical benefit programs.

The liability for the self-insured medical benefits is limited on a per claimant basis through the purchase of stop-loss insurance. The Company’s retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected losses based on statistical analyses of historical data. Amounts contributed by employees and additional amounts necessary to fund the self-insured program administered by the third party are transferred to a 501(c)(9) employee welfare benefit trust. Accordingly, these amounts, other than the current liabilities for the employee contributions and expected loss amounts not yet remitted to the trust, do not appear on the consolidated balance sheets of the Company. The Company records the expense associated with the expected losses, net of employee contributions, in direct cost of staffing services revenue, cost of other revenue, or selling, administrative and other operating costs, depending on the employee’s role. Expense recognized by the Company under its self-insured medical benefit programs amounted to $12.6 million, $7.6 million and $14.0 million in fiscal years 2012, 2011, and 2010, respectively.

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

New Accounting Standards

For additional information regarding new accounting guidance see our Summary of Significant Accounting Policies Note to our Consolidated Financial Statements.

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

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At October 28, 2012 and July 28, 2013, we had cash and cash equivalents on which interest income is earned at variable rates. At October 28, 2012, we also had credit lines with various domestic and foreign banks that provide for borrowings and letters of credit as well as a $150.0 million accounts receivable securitization program to provide additional liquidity to meet our short-term financing needs. The $150.0 million accounts receivable program was increased to $200.0 million on April 29, 2013.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.6 million in 2012.

We have a term loan with borrowing at fixed interest rates, and our interest expense related to this borrowing is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $11.3 million at October 28, 2012 and approximately $10.2 million at July 28, 2013. The fair values were calculated by applying the appropriate fiscal year-end interest rates to our present streams of loan payments.

Foreign Currency Risk

We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Uruguayan Peso. These fluctuations may impact reported earnings.

Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar strengthened relative to many foreign currencies as of October 28, 2012 compared to October 30, 2011. Consequently, stockholders’ equity decreased by $0.7 million as a result of the foreign currency translation as of October 28, 2012.

To reduce exposure related to non-U.S. dollar denominated net investments that may give rise to a foreign currency transaction gain or loss, we may enter into derivative and non-derivative financial instruments to hedge our net investment in certain foreign subsidiaries. We also may enter into forward foreign exchange contracts with third party banks to mitigate foreign currency risk. As of October 28, 2012, we had $21.8 million of foreign currency denominated borrowings (primarily Euro, British pound and Canadian dollar) that were used as economic hedges against the Company’s net investment in certain foreign operations and no outstanding derivative forward exchange contracts. We do not designate and document these instruments as hedges under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”, and as a result, gains and losses associated with these instruments are included in foreign exchange gain (loss), net in our consolidated statements of operations.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of October 28, 2012 would result in an approximate $1.8 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of October 28, 2012 would result in an approximate $1.8 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

Equity Risk

Our investments are exposed to market risk as it relates to changes in the market value. We hold short-term investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At October 28, 2012, the total market value of these investments was $5.6 million. At July 28, 2013, the total market value of these investments was $6.2 million.

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

Notwithstanding the existence of the material weaknesses described below, we believe that the Consolidated Financial Statements in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

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

In connection with the preparation of this report, Volt’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2012. Based on the identification of material weaknesses in internal control over financial reporting described below, which we view as an integral part of our disclosure controls, the inability to file Annual Reports on Form 10-K within the statutory time period, and the evaluation that we have performed, we have concluded that, as of October 28, 2012, Volt’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management of Volt and its consolidated subsidiaries, under the supervision of its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Volt management, under the supervision of its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of October 28, 2012 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This framework highlights that the control environment sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. As previously disclosed in Item 9A of our Annual Report on Form 10-K for the period ended October 31, 2010, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The previous Form 10-K was issued on April 9, 2013, which was subsequent to the period covered by this report. Accordingly, the previously reported material weaknesses remain unchanged for this period and remediation as described below is ongoing. In connection with the above assessment, Volt management identified material weaknesses in the control environment as follows:

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

As a result of the material weaknesses described above, management has concluded that, as of October 28, 2012, our internal control over financial reporting was not effective. The Company’s independent registered public accounting firm audited the effectiveness of internal control over financial reporting as of October 28, 2012. Their report is set forth herein. The Company’s independent registered public accounting firm has issued an unqualified opinion on the Company’s consolidated financial statements for 2012, which is included in Part II, Item 8 of this annual report on Form 10-K.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is committed to the ongoing remediation efforts to address the material weaknesses as well as other identified areas of risk. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In this regard, our initiatives include:

•

Control Environment - to remediate the control environment deficiencies identified in this disclosure, our leadership team, including the Chief Executive Officer and Chief Financial Officer, has embarked on an extensive initiative to reaffirm and reemphasize the importance of internal controls, including tone at the top and the control environment. In addition, we specifically are or have:

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended October 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Volt Information Sciences, Inc.

We have audited Volt Information Sciences, Inc. and subsidiaries’ internal control over financial reporting as of October 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Volt Information Sciences, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Volt management identified material weaknesses in the control environment and at the control activity level over revenue recognition, accounting for complex or non-routine transactions and the financial statement close process, as detailed in Management’s Report on Internal Control Over Financial Reporting. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 28, 2012 and October 30, 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended October 28, 2012. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audits of the Company’s financial statements for the years ended October 28, 2012, October 30, 2011 and October 31, 2010, and this report does not affect our report dated November 15, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Volt Information Sciences, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of October 28, 2012, based on the COSO criteria.

/s/ Ernst & Young, LLP

New York, New York

November 15, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our current directors and executive officers and their ages, positions, biographies and outside directorships are set forth below. Also included for our directors is information regarding their specific experience, qualifications, attributes and skills that led to the conclusion that each director should serve on our Board. Our executive officers are appointed by, and serve at the discretion of, our Board. This information is as of September 30, 2013.

Name	Age	Position(s)
Ronald Kochman	54	President, Chief Executive Officer and Director
Lloyd Frank	88	Director
Bruce G. Goodman	65	Director
Theresa A. Havell	67	Director
Mark N. Kaplan	83	Director
Deborah Shaw	58	Director
Jerome Shaw	87	Executive Vice President, Secretary and Director
William H. Turner	73	Director
James Whitney Mayhew	51	Senior Vice President and Chief Financial Officer
James Schmitt	71	President - Volt Delta (Computer Systems)
Louise Ross	64	Vice President - Human Resources

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

Lloyd Frank has been a director since March 2000. He has been senior counsel since January 2010, and of counsel from April 2005 until December 2009, with the law firm of Troutman Sanders LLP. Mr. Frank was counsel from January 2004 to March 2005, and a partner from January 1977 until December 2003, with the law firm of Jenkens & Gilchrist Parker Chapin LLP (and its predecessors, Parker Chapin LLP and Parker Chapin Flattau & Klimpl). Mr. Frank is also a director of EnviroStar, Inc. (a distributor of commercial and industrial boilers, commercial laundry and drycleaning equipment) and Park Electrochemical Corp. (a developer and manufacturer of advanced materials) Mr. Frank has extensive corporate legal, compliance and governance experience, and has served as an advisor to, and board member of, a number of other public companies, private companies and charities. This experience enables him to provide the Board with advice on a wide range of legal and business matters, in addition to an understanding of our legal and business affairs obtained from over 40 years of legal representation of our Company.

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

Mark N. Kaplan has been a director since April 1991. He has been of counsel with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP since 1999. From October 1979 until 1999, he was a partner in that firm. In addition to serving on the board of directors or as trustee of a number of civic and charitable organizations, Mr. Kaplan is also a director of American Biltrite, Inc. (a manufacturer of commercial flooring and performance sheet rubber) and Autobytel Inc. (an online automotive marketing firm). Mr. Kaplan is also a member and former Chairman of the New York City Audit Committee and is a member and former co-Chairman of the Board of Education Audit Advisory Committee. In addition to his legal experience focusing on securities, governance and mergers and acquisitions matters, Mr. Kaplan brings to the Board business management, financing and leadership experience gained as President, Director, and Chief Operating Officer of Engelhard Minerals & Chemicals Corporation (a New York Stock Exchange listed mining and chemicals company acquired by BASF in 2006) from 1977 to 1979 and President and Chief Executive Officer of Drexel Burnham Lambert (an investment banking firm) from 1970 to 1977.

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

William H. Turner has been a director since August 1998. Mr. Turner is the Chairman of International College, Beirut Lebanon and a senior advisor with Opera Solutions, LLC (a predictive analytics company). Mr. Turner also served as Dean at The School of Business of Montclair State University from June 2008 until January 2010. He was founding Dean at Stony Brook University College of Business from January 2004 to December 2007. Prior to that, he was Senior Partner of Summus Ltd. (a consulting firm) from September 2002 to December 2003. From August 1997 until September 1999, Mr. Turner was President of PNC Bank, N.A. and served as Chairman of that bank’s Northeast Region until September 2002. From October 1996 to July 1997, Mr. Turner was President and Co-Chief Executive Officer of Franklin Electronic Publishers, Incorporated (a designer and developer of hand-held electronic information products) and, from August 1990 to September 1996, he was Vice Chairman of The Chase Manhattan Bank and its predecessor, Chemical Banking Corporation. He is also a director of Ameriprise Financial, Inc. (a financial planning and advisory firm), and Standard Motor Products, Inc. (a manufacturer of engine management and temperature control parts). During the last five years, Mr. Turner also served as a director of Franklin Electronic Publishers, Inc. and New Jersey Resources Corporation (a natural gas and renewable energy services company). Mr. Turner provides the Board with vast knowledge of finance and accounting gained through his extensive executive experience at leading banking institutions and business, managerial and leadership experience gained from his position as the chief executive officer of a publicly-held company.

James Whitney Mayhew has been Senior Vice President and Chief Financial Officer of the Company since April 2012. He served as Vice President and Interim Chief Financial Officer of the Company from August 2011 to April 2012 and Vice President and Corporate Controller of the Company from June 2010 until August 2011.

Prior to joining the Company, Mr. Whitney was a partner with KPMG LLP, a registered independent accounting firm, where he was an auditor for over 21 years serving primarily multi-national SEC registrant clients. Mr. Whitney served as an audit partner for Silicon Valley technology and services companies from 2007 to 2009 and as an audit partner on a four-year international assignment in Asia from 2003 to 2007. Previous to that he served on assignments in Silicon Valley, New York, and Seattle. Mr. Whitney is a Certified Public Accountant and holds a Bachelor of Arts degree in Business Administration with a concentration in Accounting from the University of Washington.

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

Family Relationships

Deborah Shaw, a director of the Company, is the daughter of William Shaw, who co-founded the Company in 1950 and served as its President until his death in March 2006. Deborah Shaw is also the niece of Jerome Shaw, a director of the Company. Bruce G. Goodman, a director of the Company, is the husband of Deborah Shaw’s sister. There are no other family relationships among the executive officers or directors of the Company

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms that they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from certain reporting persons, all required Section 16(a) filings applicable to its directors, executive officers and greater-than-ten-percent beneficial owners were properly filed during the fiscal years ended October 28, 2012 and October 30, 2011, except that during the fiscal year ended October 30, 2011, a Form 4 reporting option grants to Ronald Kochman was filed 10 days late.

Code of Business Conduct and Ethics and Corporate Governance Guidelines

The Company has a Code of Business Conduct and Ethics and Corporate Governance Guidelines. Directors, officers and all employees of the Company must act in accordance with these policies. Copies of the Company’s Code of Business Conduct and Ethics, other significant corporate policies and all charters of committees of the Board of Directors are available in the Investors & Governance section of the Company’s website, www.volt.com. Any amendments to, or waiver from, any provision of the Code Of Ethics and Business Conduct will be posted on our website at the above address. Copies of these documents are also available without charge upon request to Volt Information Sciences, Inc., 1065 Avenue of the Americas, New York, New York 10018, Attention: Shareholder Relations. The telephone number for this office is 212-704-2400.

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board from those procedures set forth in our Proxy Statement for our 2009 Annual Meeting of Shareholders, filed with the SEC on February 18, 2009. Shareholders may submit names of qualified director candidates, together with detailed information on the proposed candidates’ backgrounds, to Volt Information Sciences, Inc., 1065 Avenue of the Americas, New York, New York 10018, Attention: Secretary - Director Candidates, for referral to the Nominating/ Corporate Governance Committee for consideration.

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

ITEM 11. EXECUTIVE COMPENSATION

Introduction

The information provided under this Item 11 involves the compensation paid or accrued for services rendered by (a) the executive officers whose compensation is required to be disclosed under SEC rules and (b) directors, each in respect of the fiscal years ended October 28, 2012 (“fiscal year 2012”) and October 30, 2011 (“fiscal year 2011”).

Compensation Discussion and Analysis

Fiscal Year 2012 Named Executive Officers

For fiscal year 2012, the named executive officers (the “2012 Named Executive Officers”) were:

•	Ronald Kochman, President and Chief Executive Officer;

•	Steven A. Shaw, former President and Chief Executive Officer;

•	James Whitney Mayhew, Senior Vice President and Chief Financial Officer;

•	Jerome Shaw, Executive Vice President and Secretary;

•	Thomas Daley, then Senior Vice President and President of Volt Workforce Solutions

•	James Schmitt, President of Volt Delta; and

•	Jack Egan, former Senior Vice President-Global Planning and Budgeting.

Steven A. Shaw resigned from his position as President and Chief Executive Officer on April 27, 2012. Effective upon his resignation, Ronald Kochman, then Senior Vice President, Strategic Planning, was appointed President and Chief Executive Officer and was also elected as a director of the Company. Effective April 27, 2012, James Whitney Mayhew was appointed Senior Vice President and Chief Financial Officer (his previous title had been Vice President and Interim Chief Financial Officer). Mr. Egan left the Company effective February 22, 2012. Mr. Daley served as Senior Vice President and President of Volt Workforce Solutions throughout and retired in fiscal year 2013.

Fiscal Year 2011 Named Executive Officers

For fiscal year 2011, the named executive officers (the “2011 Named Executive Officers”) were:

•	Steven A. Shaw, then President and Chief Executive Officer;

•	James Whitney Mayhew, Vice President and Interim Chief Financial Officer;

•	Jack Egan, then Senior Vice President and former Chief Financial Officer;

•	Jerome Shaw, Executive Vice President and Secretary;

•	Thomas Daley, then Senior Vice President and President of Volt Workforce Solutions and;

•	James Schmitt, President of Volt Delta.

In August 2011, the Board appointed James Whitney Mayhew as Interim Chief Financial Officer. Jack Egan transitioned from Chief Financial Officer to Senior Vice President-Global Planning and Budgeting. Prior to being appointed Interim Chief Financial Officer, Mr. Whitney served as the Company’s Vice President of Finance and Corporate Controller.

The 2011 Named Executive Officers and the 2012 Named Executive Officers are collectively referred to as the “Named Executive Officers.”

Compensation Committee Objectives and Principles

The Compensation Committee is responsible for establishing, implementing and monitoring the Company’s executive compensation policies and program. The Compensation Committee is comprised entirely of directors determined by the Board to be “independent” for purposes of the NYSE rules. The Compensation Committee operates under a written charter adopted by our Board, a copy of which is available in the Investors & Governance section of the Company’s website, at www.volt.com. The Company’s executive compensation program is designed to meet three principle objectives:

•	attract, motivate and retain the talented executives who are a critical component of the Company’s long-term success by providing each with a competitive total compensation package;

•	ensure that executive compensation is aligned with both the short and long-term interests of shareholders; and

•	motivate and reward high levels of team and individual performance.

Components of Executive Compensation and Role of Compensation Advisors and Executive Officers in Recommending or Determining Compensation

During each of the fiscal years 2012 and 2011, the principal components of compensation for our Named Executive Officers were:

•	base salary;

•	performance-based annual cash bonuses; and

•	for some executives, long-term equity incentives.

These individual compensation elements are intended to create a total compensation package for each Named Executive Officer that we believe achieves our compensation objectives and provides competitive compensation opportunities.

Throughout this Compensation Discussion and Analysis (the “CDA”), we refer to the sum of base salary, performance-based annual cash bonuses and long-term equity incentives as “total compensation,” and we refer to the sum of base salary and performance-based annual cash bonuses as “total cash compensation.” As discussed in more detail below, the Compensation Committee determined the total compensation of the Chief Executive Officer (CEO). The CEO was responsible for determining the total cash compensation of the other Named Executive Officers. With respect to long-term equity incentives, the Compensation Committee is responsible for making awards to the other Named Executive Officers based upon the recommendation of the CEO. For all Named Executive Officers, no single component of compensation is emphasized over any other component because of their combined potential to influence Named Executive Officers’ performance.

The Compensation Committee determined the total compensation for the CEO for each of fiscal years 2012 and 2011. In each case the decision was based primarily upon the Compensation Committee’s assessment of the CEO’s performance based on objective criteria, including performance of the business, accomplishment of reported goals and long-term strategic objectives and the development of management, as well as subjective criteria and its assessment of the CEO’s potential to enhance long-term shareholder value. In connection with Mr. Kochman’s appointment as CEO in June 2012, the Compensation Committee engaged Chernoff Diamond & Co. LLC to compile compensation data for the chief executive officer and chief financial officer positions at public companies within the workforce and technology management sector and to advise the Committee with respect to compensation for these positions. The peer companies utilized in Chernoff Diamond & Co. LLC’s review were the following: Manpower Inc., Kelly Services, Inc., Robert Half International, Inc., Team Health Holdings, Paychex, Inc., SFN Group, Insperity, TrueBlue, Inc., Kforce, CDI Corp., Hudson Highland, AMN Healthcare Services, Korn Ferry and On-Assignment. Chernoff Diamond did not provide any other services to the Company or its affiliates during fiscal year 2012.

In August 2012, Marsh & McLennan Companies (Mercer) was engaged by management to conduct a compensation analysis relating to business unit heads. Compensation for these positions was compared with compensation for similarly positioned executives at certain comparable companies. Of our executive officers, only Mr. Daley and Mr. Schmitt are business unit heads. Mr. Schmitt was excluded from the scope of Mercer’s analysis because his compensation is determined under the terms of his employment agreement. Mr. Daley retired during early fiscal 2013 and Mercer’s analysis had no bearing on his compensation.

The Compensation Committee relied upon its collective judgment in making its decisions regarding the compensation of the CEO and not upon guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation elements for the CEO. Key factors that the Compensation Committee considered included the nature and scope of the CEO’s responsibilities, his effectiveness in conducting our business during the prior fiscal year, as applicable, leading initiatives to increase earnings per share, return on net assets and customer satisfaction.

During fiscal year 2011, the Compensation Committee did not retain the services of a compensation advisor with respect to executive compensation matters. Rather, the Compensation Committee relied on compensation analysis generated by the Company’s Human Resources Department. Upon the request of the Compensation Committee, the head of our Human Resources Department attends certain Compensation Committee meetings to provide information and recommendations regarding our executive compensation program. The Compensation Committee generally meets in executive session without any member of management present when discussing compensation matters pertaining to our CEO and other Named Executive Officers.

During fiscal years 2012 and 2011, the Human Resources Department provided advice and made recommendations on matters pertaining to the compensation of our former CEO, and advised the CEO and the Compensation Committee on compensation matters for other officers and non-officers as requested by management or the Compensation Committee. The Human Resources Department also provided advice to management on matters to be presented by management to the Compensation Committee.

The Compensation Committee understands that Mr. S. Shaw, as CEO until April 27, 2012, and Mr. Kochman, as CEO for the remainder of Fiscal 2012, based their determination of the total cash compensation of the other Named Executive Officers, primarily upon their assessment of the individual officers’ performance and potential to enhance long-term shareholder value and input and recommendation from the Vice President of Human Resources. The Compensation Committee understands that each CEO relied upon his judgment in making his decisions and not upon guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation elements for the other Named Executive Officers. In determining the long-term equity incentives to be awarded to the other Named Executive Officers, the Compensation Committee considered the CEO’s recommendation, the Named Executive Officer’s cash compensation, the nature and scope of the Named Executive Officer’s responsibilities and his or her individual performance.

Base Salary

Base salary is the fixed component of an executive’s annual cash compensation. The objective of base salary is to provide a portion of compensation to the Named Executive Officer that is not “at risk”, and is generally unaffected by fluctuations in the Company’s performance or the market in general. The Compensation Committee has not set a base salary for the CEO at any fixed level as against comparable positions, but instead considers the CEO’s compensation each year based on all of the factors discussed in this CDA, including, but not limited to, the individual officers’ performance, the officer’s potential to enhance long-term shareholder value, and overall Company performance.

Base salary for our Named Executive Officers, other than the CEO, were primarily determined based upon the general knowledge of the CEO with input and recommendations from the Vice President of Human Resources, and base salaries paid to similarly positioned company executives within the Company, the terms of any contractual arrangements, salaries paid historically, tax and accounting issues and, when appropriate, personal performance as assessed by the Compensation Committee and the CEO. No formulaic base salary adjustments were provided to the Named Executive Officers in fiscal years 2012 and 2011. Adjustments in base salary for Named Executive Officers are discretionary and are generally considered no more frequently than every 12 months.

Fiscal Year 2012

Except with respect to Mr. Kochman, the base salary of each of our 2012 Named Executive Officer during fiscal year 2012 was unchanged from his base salary at the end of fiscal year 2011. The Compensation Committee in May 2012 increased Mr. Kochman’s base salary to $549,700 in connection with his promotion to President and Chief Executive Officer.

Fiscal Year 2011

Except with respect to Messrs. Whitney and Schmitt, the base salary of each of our 2011 Named Executive Officer during fiscal year 2011 was unchanged from his base salary at the end of fiscal year 2010. Mr. Whitney received an increase to his base salary in August 2011 in connection with his promotion to the position of Vice President and Interim Chief Financial Officer. Mr. Schmitt received a modest increase of $13,193 in base salary in April 2011 as a result of a reinstatement of a 2009 salary reduction.

Annual Cash Bonus

For fiscal year 2012 and 2011, the determination as to the annual cash bonuses for the CEO was made by the Compensation Committee based on an assessment of his performance during the prior fiscal year, and the determination as to the annual cash bonus of the other Named Executive Officers was primarily made by the CEO based upon the performance of each such Named Executive Officer during the prior fiscal year.

The annual cash bonus provides cash incentives for our Named Executive Officers to focus on annual financial and operating results by placing a portion of total compensation opportunity “at risk.” The Compensation Committee and the CEO, as the case may be, relied upon their judgment and not upon guidelines or formulas or short-term changes in our stock price in determining the amount, if any, of the annual cash bonus. Key factors that are considered include our performance during the prior fiscal year, the individual performance of the Named Executive Officer during the prior fiscal year and, for the CEO, the company peer group information referred to in this CDA.

For fiscal year 2011, the CEO recommended to the Compensation Committee that, because of the weakened condition of the economy, and the resulting impact on the Company, he receive no annual cash bonus for the fiscal year and the Compensation Committee accepted the recommendation. The CEO similarly determined that the other Named Executive Officers (other than Mr. Whitney) should receive no cash bonuses for fiscal year 2011. In fiscal year 2011, the CEO awarded a bonus of $127,083 to Mr. Whitney in recognition of his extensive efforts in connection with the Restatement.

With respect to fiscal year 2012, the Company paid to Mr. Kochman a bonus of $347,500. Of this bonus, $287,500 was contractually provided for under the terms of his employment agreement dated December 2012 and the remainder was a discretionary bonus paid for his contributions to the Company in his previous position as Senior Vice President for strategic planning before being promoted to CEO. Mr. Whitney received a bonus in the amount of $381,250 that was contractually provided for under his employment agreement and represented payment of an amount in lieu of a contractual bonus payment under his prior employment agreement as well as a bonus for performance between May 1, 2012 and October 28, 2012. No other Named Executive Officers received a bonus for fiscal year 2012 because of the weak condition of the economy, and the resulting impact on the Company.

Long-Term Equity Incentives

A key component of our executive compensation program is an annual performance-based bonus that may be comprised of either cash or equity or a combination of both. The equity portion is granted pursuant to our 2006 Incentive Stock Plan (the “Incentive Plan”). It is the Company’s philosophy that its Named Executive Officers should be rewarded based upon the Company’s financial performance as well as each executive’s contribution to advancing the Company’s business strategy and our long-term performance. The Company believes that an equity ownership stake in the Company is an important component in linking an executive officer’s compensation to our performance and the creation of long-term shareholder value. Grants of restricted stock, restricted stock units and stock options serve to align the interests of the shareholders with those of the Named Executive Officers by incentivizing the Named Executive Officers toward the creation and preservation of long-term shareholder value. Under the Incentive Plan, eligible executive officers may, subject to Compensation Committee oversight and discretion (and, in the case of the CEO, subject to Board input and ratification), receive annual performance-based bonuses in the form of an equity award.

Effective February 17, 2011, blackout restrictions were imposed upon the Company’s directors and executive officers under Section 306(a) of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) as a result of the temporary suspension on new contributions and transfers into the Company stock fund under our 401(k) plan. These blackout restrictions ceased to apply as of October 2012. As a result of the blackout, the Company was unable to make equity grants to the Named Executive Officers from February 17, 2011 until October 2012.

No equity grants were made in fiscal year 2012 or fiscal year 2011 to any of our Named Executive Officers for the relevant fiscal year.

Employment, Termination of Employment and Change-In-Control Agreements

During fiscal years 2012 and 2011, the Company was a party to employment agreements and severance and retirement agreements with certain of our Named Executive Officers. We utilize such arrangements in order to attract, motivate and retain high caliber talent. The CEO considered these agreements in reaching compensation decisions for the applicable executives. A description of these agreements can be found in “Agreements with 2012 Named Executive Officers” and “Agreements with 2011 Named Executive Officers” in this Item 11.

Deferred Compensation Opportunity Other Retirement Benefits

Our Named Executive Officers are eligible to participate in our 401(k) plan. The Company currently matches 0.5% of the first 2% of eligible pay that employees contribute to the 401(k) plan. The Company also has a non-qualified deferred compensation and supplemental savings plan, which permits eligible employees to defer a portion of their salary. This plan consists solely of participant deferrals and earnings thereon. The Company invests the assets of the plan in mutual funds based upon investment preferences of the participants.

Accounting for Share-Based Compensation

The Company accounts for share-based compensation including its restricted stock, restricted stock units and stock option awards in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), Compensation - Stock Compensation.

IRC Section 162(m)

Section 162(m) limits the Company’s tax deduction for compensation in excess of $1 million paid in any one year to its Chief Executive Officer and certain other executive officers unless the compensation is “qualified performance-based compensation.” Payments of bonuses will constitute “qualified performance-based compensation” under the provisions of Section 162(m) if payable on account of the attainment of one or more pre-established, objective performance goals and if certain requirements are met. The Company’s Incentive Bonus Plan and Amended and Restated 2007 Incentive Award Plan (our “2007 Plan”) were each approved by our shareholders pursuant to the requirements of Section 162(m) and the Company typically intends for awards earned under these plans to qualify for tax deduction. However, the Compensation Committee reserves the right to pay the Company’s employees, including participants in the Incentive Plan, other amounts which may or may not be deductible under Section 162(m) or other provisions of the Internal Revenue Code. The Section 162(m) limitation on deductible compensation did not affect the Company in fiscal year 2012 and 2011 as no Named Executive Officer’s compensation for those years exceeded $1 million.

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

Mark M. Kaplan

Theresa A. Havell

Lloyd Frank

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Compensation Committee determines the total compensation of the CEO. The CEO determines the total cash compensation of the other Named Executive Officers with the input and recommendations of the Vice President of Human Resources, and the Compensation Committee awards long-term equity incentives to the other Named Executive Officers on the recommendation of the CEO. All members of the Compensation Committee were independent directors, and no member was an employee or former employee of the Company. During each of fiscal years 2011 and 2012, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee. No member of our Compensation Committee was an officer of the Company during fiscal years 2011 or 2012. During fiscal years 2011 and 2012, we paid or accrued $4.3 million, respectively, to Troutman Sanders LLP, at which Lloyd Frank, a member of our Compensation Committee, is Senior Counsel, for services rendered to us and expenses reimbursed.

Fiscal 2012 Executive Compensation

Fiscal 2012 Summary Compensation Table

The following table provides information concerning the compensation of the 2012 Named Executive Officers for each of the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010. In the column “Salary,” we disclose the amount of base salary paid to the 2012 Named Executive Officers during the fiscal year. In the column “All Other Compensation,” we disclose the sum of the dollar value of all perquisites and other personal benefits, or property.

Summary Compensation Table

Name and Principal Position	Year	Salary $ (1)	Bonuses $ (2)	Option Awards $ (3)	Non-Equity Incentive Plan Compensation $ (4)	All Other Compensation $ (5)	Total $
Ronald Kochman President and Chief Executive Officer	2012	416,189	347,500	-	-	4,684	768,373

Steven A. Shaw Former President and Chief Executive Officer	2012	274,850	-	-	-	32,285	307,135
	2011	549,700	-	-	-	79,449	629,149
	2010	549,700	-	-	-	38,923	588,623
James Whitney Senior Vice President and Chief Financial Officer	2012	400,000	381,250	-	-	5,924	787,174
	2011	322,692	127,083	80,889	-	3,742	534,406

Jack Egan Former Senior Vice President and Chief Financial Officer	2012	106,815	-	-	-	341,168	447,983
	2011	334,600	-	-	-	3,073	337,673
	2010	334,600	-	-	-	3,646	338,246
Jerome Shaw Executive Vice President and Secretary	2012	517,005	-	-	-	11,203	528,208
	2011	517,005	-	-	-	12,586	529,591
	2010	517,005	-	-	-	12,865	529,870
Thomas Daley Former Senior Vice President	2012	347,984	-	-	107,922	11,692	467,598
	2011	347,984	-	-	111,252	11,218	470,454
	2010	347,984	-	-	87,654	12,055	447,693
James Schmitt President of Volt Delta	2012	299,993	-	-	-	2,879	302,872
	2011	294,412	-	-	58,112	2,829	355,353
	2010	286,800	-	-	102,305	2,608	391,713

(1)	Represents the amount of base salary paid to the 2012 Named Executive Officers during the 2012 fiscal year. For Mr. Egan, this columns reports salary paid through his termination date of February 22, 2012.

(2)	Bonuses paid to Mr. Kochman and Mr. Whitney during the 2012 fiscal year were provided for pursuant to the terms of their respective employment agreements. See “Agreements with 2012 Named Executive Officers”.

(3)	Represents options granted under the Incentive Plan. Amounts reported reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the amount of estimated forfeitures. Assumptions used in determining the value of stock and option awards are disclosed in Note 15 in our consolidated financial statements for the fiscal year ended October 28, 2012 included in this report.

(4)	For Mr. Daley, represents quarterly incentives and a year-end improvement bonus provided for under the terms of Mr. Daley’s employment agreement. See “Agreements with 2011 Named Executive Officers -Thomas Daley”. For Mr. Schmitt, represents an annual incentive payment based on the annual net income of Volt Delta Resources, LLC provided for under the terms of Mr. Schmitt’s employment agreement. See “Agreements with 2011 Named Executive Officers - James Schmitt”.

(5)	Amounts for 2012 consisted of (a) premiums under the Company’s group life insurance policy of $1,004 for Jerome Shaw and $324 for Steven A. Shaw, $624 for each of Thomas Daley, James Whitney and Ronald Kochman, $215 for Jack Egan, $379 for James Schmitt; (b) the Company’s contribution under the Company’s 401(k) plan of $2,500 each for Jerome Shaw, Thomas Daley, James Schmitt, Ronald Kochman and James Whitney, $2,210 for Steven A. Shaw and $875 for Jack Egan; (c) automobile allowances and expenses related to Company owned or leased automobiles of $320 for Jerome Shaw and $8,568 for Thomas Daley; (d) transportation expenses of $7,379 for Jerome Shaw and $29,751 for Steven A. Shaw; (e) entertainment expenses of $2,800 for James Whitney and $1,560 for Ronald Kochman; and (f) severance of $334,600 and Cobra expenses for $5,478 for Jack Egan.

Fiscal 2012 Grants of Plan-Based Awards

During the 2012 fiscal year, the Company did not grant any plan-based equity awards. Cash incentive payments of $107,922 were made to Thomas Daley in fiscal year 2012 pursuant to the terms of his employment agreement. For a description of the payments, see “Agreements with 2012 Named Executive Officers”.

2012 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning shares of our common stock subject to unexercised stock options and equity incentive plan awards held at October 28, 2012 by the 2012 Named Executive Officers:

	Option Awards (1)
Name (2)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price $	Option Expiration Date
Ronald Kochman	4,800	3,200	-	6.390	4/6/2019
	1,000	4,000	-	10.560	5/11/2021	(3)
Steven A. Shaw	6,000	-	-	7.113	3/10/2013
	4,800	3,200	-	6.390	4/6/2019
James Whitney	1,000	4,000	-	10.560	5/11/2021
Jerome Shaw	4,800	3,200	-	6.390	4/6/2019
Thomas Daley	3,000	-	-	12.353	9/4/2013
	4,800	3,200	-	6.390	4/6/2019
James Schmitt	3,000	-	-	13.320	12/18/2017
	3,600	2,400	-	6.390	4/6/2019

(1)

Represents options granted to each of the 2012 Named Executive Officers. Each option has a ten year term, subject to earlier termination in the event of the termination of the optionee’s employment. All options, with the exception of the option awarded to Mr. Schmitt on December 18, 2007 option, vest over a five year period. Mr. Schmitt’s December 18, 2007 option vests 50% on the third anniversary of the award date and 50% on the fourth anniversary date.

(2)	As of the 2012 fiscal year end, Mr. Egan held no outstanding equity awards and accordingly is omitted from the table.

(3)	During fiscal year 2013, the Company became aware that the option award was granted to Mr. Kochman during a Sarbanes-Oxley “blackout” period. See “Compensation Discussion and Analysis - Components of Executive Compensation and Role of Compensation Advisors and Executive Officers in Recommending or Determining Compensation - Long-Term Equity Incentives”. The grant accordingly was cancelled for no consideration.

Fiscal 2012 Option Exercises and Stock Vested

No options were exercised and no stock awards vested in fiscal year 2012.

Fiscal 2012 Pension Plan Benefits

In fiscal year 2012, our Named Executive Officers did not participate in any plans providing for payment or other benefits at, following or in connection with retirement.

For certain payments and benefits to which our 2012 Named Executive Officers became or would become entitled upon retirement or other specified terminations of employment, please see the sections “Agreements with 2012 Named Executive Officers” and “Potential Payments Upon Termination or Change in Control as of October 28, 2012” in this Item 11.

Fiscal 2012 Nonqualified Deferred Compensation

The Company sponsors the Volt Information Sciences, Inc. Deferred Compensation and Supplemental Savings Plan (the “Deferred Compensation Plan”) under which eligible employees may elect to defer up to 20% of their cash compensation. Benefit entitlements under the Deferred Compensation Plan are unfunded, unsecured deferred compensation obligations of the Company. Participants generally may direct the manner in which their accounts under the Deferred Compensation Plan are notionally allocated to the available investment funds, which are, generally, publicly traded mutual funds and collective investment trusts. Participant accounts are vested at all times. The Company does not contribute to or otherwise supplement employee deferrals under the Deferred Compensation Plan.

James Whitney is the only one of our 2012 Named Executive Officers who participates in the Deferred Compensation Plan. The following table shows the executive or company contributions, earnings, withdrawals, and fiscal year-end account balance for Mr. Whitney.

Name	Plan Name	Executive Contributions in Last FY $ (1)	Company Contributions in Last FY $	Aggregate earnings in Last FY $ (2)	Aggregate Withdrawals/ Distributions $	Aggregate Balance at Last FYE $ (3)
James Whitney	Volt Information Sciences, Inc. Deferred Comp and Supplemental Savings Plan	10,462	-	151	-	10,613

(1)	Executive’s contributions are reported in the 2012 Summary Compensation Table.

Agreements with 2012 Named Executive Officers

Ronald Kochman

In connection with his appointment as President and CEO, the Company entered into an agreement with Ronald Kochman, effective May 1, 2012. The agreement provides for a base salary at the annual rate of $575,000, which may be increased but not decreased in the Company’s discretion. Mr. Kochman is eligible to earn an annual bonus with a target of 100% of his base salary, based on his achievement of criteria developed by the Compensation Committee.

The agreement also provides for a long-term incentive award in recognition of Mr. Kochman’s performance for fiscal year 2012 comprised of $270,000 in cash and 40,000 shares of restricted stock, which generally becomes payable or vests in three equal annual installments through October 30, 2014. For fiscal year 2013, Mr. Kochman earned a long-term incentive award of $270,000 in cash and 40,000 shares of restricted stock, awarded based on his achievement of goals and targets set by the Compensation Committee, similarly subject to payment or vesting in three installments. After 2013, Mr. Kochman will be eligible to earn target annual bonuses and long-term incentive awards as determined by the Compensation Committee.

The employment agreement with Mr. Kochman provides for “at-will” employment, but requires at least sixty days’ written notice of termination by the Company without “cause” or by Mr. Kochman with or without “good reason” (as such terms are defined in the employment agreement). Upon termination of employment by the Company without cause or by Mr. Kochman for good reason, Mr. Kochman will be entitled to (1) continued payment of base salary and continued medical benefits for 24 months and (2) if his termination date falls within fiscal year 2013, payment of a pro rata amount of his bonus for 2013. Had Mr. Kochman been terminated on October 28, 2012, the aggregate amount of his severance entitlement under his employment agreement would have been approximately $1,386,900, representing 24 months of base salary at an annual rate of $549,700 plus his fiscal year 2012 bonus of $287,500 which had not yet been paid as of October 28, 2012. Upon termination without cause or for good reason, Mr. Kochman is also entitled to the cost of medical benefit continuation during the 24 month salary continuation period (approximate value of $35,300). The Company may condition receipt of these severance benefits upon Mr. Kochman’s execution of a release of claims against the Company. Upon termination of employment for any other reason, Mr. Kochman is entitled under his employment agreement only to payment of his accrued but unpaid salary and any unused accrued vacation.

The employment agreement contains non-competition and non-solicitation covenants that apply during employment and for one year following termination of employment.

James Whitney

In connection with his appointment as Chief Financial Officer, the Company entered into an agreement with James Whitney, effective July 1, 2012. The agreement replaced Mr. Whitney’s earlier employment agreement; see “Fiscal 2011 Executive Compensation - Agreements with 2011 Named Executive Officers” in this Item 11. The agreement provides for a base salary at the annual rate of $400,000, which may be increased but not decreased in the Company’s discretion. In connection with Mr. Whitney’s entry into the employment agreement and in recognition of his past service with the Company, the employment agreement provides for an award of 30,000 shares of restricted stock which vests in three equal annual installments through June 30, 2015.

For fiscal year 2013, Mr. Whitney earned a long-term incentive award of $400,000, paid in cash.

In accordance with the employment agreement, Mr. Whitney received a bonus of $200,000 in July 2012 and a bonus of $250,000 in October 2012 for performance rendered during the period August 1, 2011 through October 28, 2012. For fiscal year 2013, Mr. Whitney is eligible to earn a bonus with a target of 100% of his base salary. Mr. Whitney is also eligible to earn a special bonus of up to $750,000. After 2013, Mr. Whitney will be eligible to earn target annual bonuses and long-term incentive awards as determined by the CEO and approved by the Compensation Committee.

The employment agreement with Mr. Whitney provides for “at-will” employment, but requires at least thirty days’ written notice of termination by the Company without cause or by Mr. Whitney with or without good reason. Upon termination of employment by the Company without cause or by Mr. Whitney for good reason, Mr. Whitney will be entitled to (1) a lump sum payment equal to one year of base salary, (2) the payment of any earned but unpaid bonus and (3) if Mr. Whitney elects to continue to participate in Company sponsored group health plans, payment of six months’ of COBRA continuation coverage, less the amount Mr. Whitney would pay for such coverage if he were still an employee of the Company. Had Mr. Whitney’s employment terminated on October 28, 2012 under such circumstances, he would have been entitled to payment equal to $781,250, representing one year of base salary $400,000, plus his fiscal year 2012 bonus of $381,250 which had not been paid as of October 28, 2012. Upon termination of employment for any other reason, Mr. Whitney is entitled under this employment agreement only to payment of his accrued but unpaid salary and any unused accrued vacation.

The employment agreement contains non-competition and non-solicitation covenants that apply during employment and for six months following termination of employment.

Steven Shaw

We were not party to an employment agreement with Steven Shaw in fiscal years 2012 or 2011.

Messrs. J. Shaw, Daley, Schmitt

For a description of the Company’s employment agreements with Jerome Shaw, Thomas Daley, and James Schmitt see “Fiscal 2011 Executive Compensation - Agreements with 2011 Named Executive Officers” in this Item 11. Such employment agreements were not amended during fiscal year 2012.

Potential Payments Upon Termination or Change in Control as of October 28, 2012

Upon a change in control of the Company as of October 28, 2012, each of the Named Executive Officers would have been entitled to accelerated vesting of the unvested non-qualified stock options that were granted on April 7, 2009. The net value of this acceleration to each of the Named Executive Officers other than James Schmitt, determined by multiplying the 3,200 stock options granted to each by the difference between the fair market value of our common stock (which was $7.00 as of the close of trading on October 26, 2010) and the applicable option exercise price of $6.39, would have been $1,952. The net value of this acceleration to James Schmitt, determined by multiplying the 2,400 stock options granted to him by the difference between the fair market value of our common stock (which was $7.00 as of the close of trading on October 26, 2010) and the applicable option exercise price of $6.39, would have been $1,464.

For a description and quantification of the payments and benefits to which Mr. Kochman and Mr. Whitney would be entitled upon termination of employment, please refer to “Agreements with 2012 Named Executive Officers” in this Item 11.

The employment agreement with Jerome Shaw provides that, following termination of Jerome Shaw’s employment for any reason, he will serve for the remainder of his life as a consultant to the Company for annual consulting fees equal to 75% of his then current base salary for the first ten years of the consulting period and 50% of the base salary for the remainder of the consulting period. If his termination of employment occurred on October 28, 2012, his applicable base salary would have been $517,005. Further, in the event of a change in control of the Company or if the Company’s office where Jerome Shaw performs his principal services is relocated to a different geographical area, Jerome Shaw may accelerate the commencement of the consulting period. Jerome Shaw’s employment agreement also provides for certain benefits upon his death. In the event that Jerome Shaw had died on October 28, 2012, his beneficiary would have been entitled to receive $1,551,015 from the Company.

On April 27, 2012, Steven A. Shaw notified the Board of his resignation as President and Chief Executive Officer of the Company, effective as of that date. In connection with his resignation, Mr. Shaw did not receive any termination benefits and his equity did not accelerate.

Jack Egan was terminated from employment on February 22, 2012. In connection with that termination, on May 24, 2012, the Company entered into a Severance Agreement and General Release with Mr. Egan. Under the Severance Agreement and General Release, Mr. Egan received $334,600 (the equivalent of 12 months of base salary) and $5,478 of certain group health benefits through August 22, 2012.

No other amounts would have been payable to our Named Executive Officers upon termination or change in control as of October 28, 2012.

2012 Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of the Board for the fiscal year ended October 28, 2012. As reflected in the table, each director of the Company who is not an officer or employee of the Company receives a director’s fee at an annual rate of $55,000, and is reimbursed for reasonable out-of-pocket expenses related to his or her services. The Chairs of the Audit Committee, the Compensation Committee and the Nominating/Governance Committee each receive an additional $5,000 per annum.

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

Director Compensation

Name	Fees Earned or Paid in Cash (1)
Lloyd Frank	$62,500
Bruce G. Goodman	62,500
Theresa A. Havell	105,000
Mark N. Kaplan	119,000
Deborah Shaw	61,750
Steven A. Shaw	28,250
William H. Turner	105,000

(1)	Includes additional amounts paid for meetings attended in fiscal year 2012 in the amounts of $59,500 for Mark Kaplan, $45,000 each for Theresa Havell and William Turner, $7,500 each for Lloyd Frank and Bruce Goodman, $6,750 for Deborah Shaw and $750 for Steven Shaw. Amounts reported for Steven Shaw relate exclusively to the period following his resignation from his position as President and CEO.

Fiscal 2011 Executive Compensation

Fiscal 2011 Summary Compensation Table

The following table provides information concerning the compensation of the 2011 Named Executive Officers for each of the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009.

In the column “Salary,” we disclose the amount of base salary paid to the 2011 Named Executive Officers during the fiscal year. In the column “All Other Compensation,” we disclose the sum of the dollar value of all perquisites and other personal benefits, or property.

Summary Compensation Table

Name and Principal Position	Year	Salary $ (1)	Bonuses $ (2)	Option Awards $ (3)	Non-Equity Incentive Plan Compensation $ (4)	All Other Compensation $ (5)	Total $
Steven A. Shaw Former President and Chief Executive Officer	2011	$549,700	-	-	-	$79,449	$629,149
	2010	549,700	-	-	-	38,923	588,623
	2009	562,350	-	$35,176	-	37,469	634,995
James Whitney Senior Vice President and Chief Financial Officer	2011	322,692	$127,083	80,889	-	3,742	534,406

Jack Egan Former Senior Vice President and Chief Financial Officer	2011	334,600	-	-	-	3,073	337,673
	2010	334,600	-	-	-	3,646	338,246
	2009	342,300	-	35,176	-	3,799	381,275
Jerome Shaw Executive Vice President and Secretary	2011	517,005	-	-	-	12,586	529,591
	2010	517,005	-	-	-	12,865	529,870
	2009	528,902	-	35,176	-	17,289	581,367
Thomas Daley Former Senior Vice President	2011	347,984	-	-	$111,252	11,218	470,454
	2010	347,984	-	-	87,654	12,055	447,693
	2009	355,992	-	35,176	26,174	13,391	430,733
James Schmitt President of Volt Delta	2011	294,412	-	-	58,112	2,829	355,353
	2010	286,800	-	-	102,305	2,608	391,713
	2009	286,785	-	26,382	162,109	2,822	478,098

(1)	Represents the amount of base salary paid to the 2011 Named Executive Officers during the fiscal year.

(2)	Represents the amount of discretionary annual cash bonuses awarded to the 2011 Named Executive Officers during the fiscal year.

(3)	Represents options granted under the Incentive Plan. Amounts reported reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, excluding the amount of estimated forfeitures. Assumptions used in determining the value of stock and option awards are disclosed in Note 15 to our consolidated financial statements for the fiscal year ended October 30, 2011 included in this report.

(4)	For Mr. Daley, represents quarterly incentives and a year-end improvement bonus provided for under the terms of Mr. Daley’s employment agreement. See “Agreements with 2011 Named Executive

Officers - Thomas Daley”. For Mr. Schmitt, represents an annual incentive payment based on the annual net income of Volt Delta Resources, LLC provided for under the terms of Mr. Schmitt’s employment agreement. See “Agreements with 2011 Named Executive Officers - James Schmitt”.

(5)	Amounts for 2011 consisted of (a) premiums under the Company’s group life insurance policy of $1,002 for Jerome Shaw and $623 for each of Steven A. Shaw, Thomas Daley, James Whitney and Jack Egan, and $379 for James Schmitt; (b) the Company’s contribution under the Company’s 401(k) plan of $2,450 for each of Jerome Shaw, Steven A. Shaw, Thomas Daley and Jack Egan, and James Schmitt, and $2,969 for James Whitney; (c) automobile allowances and expenses related to Company owned or leased automobiles of $866 for Jerome Shaw and $8,145 for Thomas Daley; (d) transportation expenses of $7,962 for Jerome Shaw and $76,376 for Steven A. Shaw; and (e) entertainment expenses of $306 for Jerome Shaw and $150 for James Whitney.

2011 Grants of Plan-Based Awards Table

The following table provides information on grants of awards under any plan to the 2011 Named Executive Officers that occurred during the fiscal year ended October 30, 2011.

2011 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards $	Grant Date Fair Value of Stock and Option Award $ (2)
		Threshold	Target	Maximum	Threshold	Target	Maximum
James Whitney	5/11/2011	-	-	-	-	-	-	-	5,000	10.56	37,135
	8/2/2011	-	-	-	-	-		-	7,000	9.00	43,755

(1)	Amounts disclosed in this column for the named executive officers reflect grants of non-qualified stock options awards issued in Fiscal 2011. For more information about the awards reported in this column for Fiscal 2011, see “Compensation Discussion and Analysis - Components of Executive Compensation and Role of Compensation Advisors and Executive Officers in Recommending or Determining Compensation - Long-Term Equity Incentives” above.

(2)	Amounts disclosed in this column for option awards are computed in accordance with FASB ASC Topic 718.

In addition, cash incentive payments of $111,252 and $58,112 were made to Thomas Daley and James Schmitt, respectively, in fiscal year 2011 pursuant to the terms of their employment agreements. For a description of the payments, see “Agreements with 2011 Named Executive Officers”.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth certain information concerning shares of our common stock subject to unexercised stock options and equity incentive plan awards held at October 30, 2011 by the 2011 Named Executive Officers.

	Option Awards (1)
Name (2)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price $	Option Expiration Date
Steven A. Shaw	6,000	-		-	7.113	3/10/2013
	-	-		20,000	13.320	12/17/2017
	3,200	4,800		-	6.390	4/6/2019
James Whitney	-	5,000		-	10.560	5/11/2012
	-	7,000	(3)	-	9.000	8/2/2021
Jack Egan	-	-		3,000	13.320	12/17/2017
	3,200	4,800		-	6.390	4/6/2019
Jerome Shaw	3,200	4,800		-	6.390	4/6/2019
Thomas Daley	3,000	-		-	12.353	9/4/2013
	-	-		3,000	13.320	12/17/2017
	3,200	4,800		-	6.390	4/6/2019
James Schmitt	1,500	1,500		2,000	13.320	12/17/2017
	2,400	3,600		-	6.390	4/6/2019

(1)	Represents options granted to each of the 2011 Named Executive Officers. Each option has a ten year term, subject to earlier termination in the event of the termination of the optionee’s employment. All options, with the exception of the option awarded to Mr. Schmitt on December 18, 2007, vest over a five year period. Mr. Schmitt’s December 18, 2007 option vests 50% on the third anniversary of the award date and 50% on the fourth anniversary date.

(2)	The unearned options in the table above are earned at the end of Fiscal 2012 if a performance target is met. The target was not achieved and the options were forfeited at the end of Fiscal 2012.

(3)	These performance options were forfeited because the performance objectives were not achieved.

Fiscal 2011 Option Exercises and Stock Vested

No options were exercised and no stock awards vested in fiscal year 2011.

Fiscal 2011 Pension Plan Benefits

In fiscal year 2011, our Named Executive Officers did not participate in any plans providing for payment or other benefits at, following or in connection with retirement.

For certain payments and benefits to which our 2011 Named Executive Officers became or would become entitled upon retirement or other specified terminations of employment, please see the sections “Agreements with 2011 Named Executive Officers” and “Potential Payments Upon Termination or Change in Control as of October 30, 2011” in this Item 11.

Fiscal 2011 Nonqualified Deferred Compensation

In fiscal year 2011, our Named Executive Officers did not participate in any plans providing for a deferral of compensation on a basis that is not tax-qualified.

Agreements with 2011 Named Executive Officers

James Whitney

In connection with his election as Interim Chief Financial Officer of the Company, the Company and Mr. Whitney entered into an Amended and Restated Employment Agreement, dated August 9, 2011, which provided for an indefinite term with either party being entitled to terminate the agreement for any reason, with or without cause, after July 31, 2012 by giving the other at least four months prior written notice. The Company was permitted to terminate the agreement earlier for Cause, as defined in the agreement. Under the terms of the agreement, Mr. Whitney was entitled to receive a base salary of $400,000 per annum and a cash bonus for the twelve months ended July 31, 2012 of $175,000. If Mr. Whitney’s employment had been terminated by the Company without “cause” (as defined in the employment agreement) as of October 30, 2011, he would have been entitled to payment of the $175,000 bonus. Mr. Whitney’s employment agreement did not provide for any other payments or benefits upon termination of employment.

Mr. Whitney subsequently entered into a new employment agreement with the Company with effect from July 1, 2012. The new employment agreement is described under “Fiscal 2012 Executive Compensation - Agreements with Named Executive Officers” in this Item 11.

Jerome Shaw

The Company is a party to an employment agreement with Jerome Shaw dated May 1, 1987 and amended January 3, 1989. The employment term under his agreement continues until the April 30 which is five years after notice is given by either the Company or Jerome Shaw to terminate his employment. The agreement also provides for service thereafter for the remainder of Jerome Shaw’s life as a consultant to the Company for annual consulting fees equal to 75% of his then current base salary for the first ten years of the consulting period and 50% of the base salary for the remainder of the consulting period. If Mr. Shaw’s termination of employment occurred on October 30, 2011, his applicable base salary would have been $517,005. The employment agreement permits Jerome Shaw to accelerate the commencement of the consulting period if a “change in control,” as described below, of the Company occurs or if the Company’s office where Jerome Shaw presently performs his principal services is relocated to a different geographical area.

Upon the death of Jerome Shaw, the Company will pay to his beneficiary an amount equal to three times his annual base salary at the date of death if his death occurred while employed as an executive, 2.25 times his annual base salary at the end of his employment as an executive if his death occurred during the first ten years of the consulting period or 1.5 times his annual base salary at the end of his employment as an executive if his death occurred during the remainder of the consulting period. In the event that Jerome Shaw had died on October 30, 2011, his beneficiary would have been entitled to receive $1,551,015 from the Company. The amount would be payable over three years following his death.

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

Jack Egan

The Company was a party to an employment agreement with Jack Egan for his employment as a Senior Vice President and the Chief (Principal) Financial Officer of the Company. The employment term under the agreement was “at will” but required the Company to provide six months’ notice prior to termination, during which period Mr. Egan would have been entitled to receive ordinary compensation and benefits, including his base salary. Under these provisions, $167,300 would have been payable to Mr. Egan as continued base salary if the Company provided notice on October 30, 2011 to terminate his employment.

Mr. Egan’s employment with the Company was terminated effective February 22, 2012 (fiscal year 2012). For a description of the payments made to Mr. Egan upon his termination from employment, see “Potential Payments Upon Termination or Change in Control as of October 30, 2012”.

Thomas Daley

During fiscal year 2011, the Company was a party to an employment agreement with Thomas Daley for his employment as a Senior Vice President of the Company. The agreement provided for an annual base salary, which was subject to increases by the Company in its sole discretion. In addition to his base salary, Mr. Daley was entitled to quarterly incentives based upon the aggregate profit and loss statements for certain specified segments of the Company at .27% of the aggregate net income for such segments. Such incentives were paid through the last fiscal quarter actually worked by Mr. Daley prior to his termination. Mr. Daley’s agreement also provided for a year-end improvement bonus based upon the increase of the aggregate net income for all of the specified segments for the fiscal year. For purposes of determining the improvement bonus, the Company fiscal year net income for the specified segments was comprised of the aggregate monthly net incomes for each specified segment of the Company during the current fiscal year, as compared with the immediately preceding fiscal year for the same segments. If the current Company fiscal year net income was a positive number and exceeded the preceding fiscal year’s aggregate net income by 5% or more, then the employee is entitled to 1% of the net income improvement. Mr. Daley retired effective as of December 31, 2012 (fiscal year 2013).

James Schmitt

Volt Delta Resources, LLC, a wholly-owned subsidiary of the Company, is a party to an employment agreement with James Schmitt. The original employment term under his agreement was two years through December 31, 2010, but is indefinite thereafter, subject to termination at any time by either the Company or James Schmitt upon three months prior written notice. Under the agreement James Schmitt is entitled to a base salary of $300,000, plus increases at the Company’s sole discretion, and an annual incentive payment of 2.25% of the annual net income of Volt Delta Resources, LLC. The Company may, however, modify this annual incentive at its sole discretion upon 15 days prior written notice to James Schmitt. If the Company provided notice on October 30, 2011 to terminate Mr. Scnmitt’s employment he would have been entitled to payment of $75,000 (representing three months of salary).

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

Potential Payments Upon Termination or Change in Control as of October 30, 2011

Upon a change in control of the Company as of October 30, 2011, each of the Named Executive Officers would have been entitled to accelerated vesting of the non-qualified stock options granted on April 7, 2009. The net value of this acceleration to Steven Shaw, Jerome Shaw and Jack Egan, determined by multiplying the 4,800 stock options granted to each by the difference between the fair market value of our common stock (which was $6.79 as of the close of trading on October 28, 2011) and the applicable option exercise price of $6.39, would have been $1,920. The net value of this acceleration to James Schmitt, determined by multiplying the 3,600 stock options granted to him by the difference between the fair market value of our common stock (which was $6.79 as of the close of trading on October 28, 2011) and the applicable option exercise price of $6.39, would have been $1,440.

For a description and quantification of the payments and benefits to which Mr. Whitney, Mr. Jerome Shaw, Mr. Egan and Mr. Schmitt would have been entitled upon termination of employment occuring on October 30, 2011, please refer to “Agreements with 2011 Named Executive Officers” in this Item 11.

No other amounts would have been payable to our Named Executive Officers upon termination or change in control as of October 30, 2011.

Fiscal 2011 Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of the Board for the fiscal year ended October 30, 2011. As reflected in the table, each director of the Company who is not an officer or employee of the Company receives a director’s fee at an annual rate of $55,000, and is reimbursed for reasonable out-of-pocket expenses related to his or her services. The Chairs of the Audit Committee, the Compensation Committee and the Nominating/Governance Committee each receive an additional $5,000 per annum.

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

Director Compensation

Name	Fee Earned or Paid in Cash
Lloyd Frank	$68,500
Bruce G. Goodman	68,500
Theresa A. Havell	97,500
Mark N. Kaplan	110,000
Deborah Shaw	68,500
William H. Turner	97,500

(1)	Includes additional fees paid for meetings attended in fiscal year 2011 of $13,500 for Lloyd Frank, Bruce Goodman and Deborah Shaw, $37,500 for Theresa Havell and William Turner and $50,000 for Mark Kaplan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of September 30, 2013 (except as described in the footnotes to the following table), with respect to the beneficial ownership of our common stock, our only class of voting or equity securities, by (a) each person who is known to us to own beneficially more than five percent of the outstanding shares of our common stock, (b) each of the Named Executive Officers, (c) each of our directors, and (d) all current executive officers and directors as a group. Unless otherwise indicated, the address for each individual listed below is c/o Volt Information Sciences, Inc., 1065 Avenue of Americas, New York, New York, 10018.

Name of Beneficial Owner	Shares of Common Stock (1)		Shares That May be Acquired Within 60 Days (2)	Percent of Class
Five Percent Shareholders (other than Named Executive Officers and Directors):
Steven A. Shaw	2,583,692	(3)	6,400	12.40%
Michael Shaw	1,903,515	(4)	-	9.12%
Linda Shaw	1,511,944	(5)	-	7.24%
Dimensional Fund Advisors, LP	1,408,842	(6)	-	6.75%
Canton Holdings, L.L.C.	1,380,497	(7)	-	6.61%
Named Executive Officers and Directors:
Deborah Shaw	2,160,403	(8)	2,400	10.36%
Jerome Shaw	1,783,221	(9)	6,400	8.57%
Lloyd Frank	1,241,746	(10)	2,400	5.96%
Bruce G. Goodman	520,905	(11)	2,400	2.51%
Ronald Kochman	41,076	(12)	8,400	*
James Whitney Mayhew	30,000	(13)	2,000	*
Theresa A. Havell	6,500		2,400	*
James Schmitt	125	(14)	7,800	*
Thomas Daley	-		4,800	*
Mark N. Kaplan	5,000		2,400	*
William H. Turner	2,000		2,400	*
All executive officers and directors as a group (13 persons)	5,473,912		56,600	26.14%

*	Less than 1%

(1)	Except as noted, the named beneficial owners have sole voting and dispositive power with respect to their beneficially owned shares.

(2)	The shares underlying all equity awards that may be exercised within 60 days are deemed to be beneficially owned by the person or persons for whom the calculation is being made and are deemed to have been exercised for the purpose of calculating this percentage, including the shares underlying options where the exercise price is above the current market price.

(3)

Includes (i) 14,216 shares held by the Steven Shaw as the sole trustee of trusts for the benefit of two nephews of Steven Shaw; (ii) 54,054 shares owned by Steven Shaw, Lloyd Frank (a director of the Company) and Michael Shaw (Steven Shaw’s brother) as trustees of a trust for the benefit of two of Steven Shaw’s nephews, as to which shares Steven Shaw may be deemed to have shared voting and investment power; (iii) 147,250 shares owned by Steven Shaw, Lloyd Frank and Michael Shaw as trustees of trust for the benefit of Steven Shaw, as to which shares Steven Shaw may be deemed to have shared voting and investment power; (iv) 331,649 shares owned by Steven Shaw, Lloyd Frank and Michael Shaw as trustees of a trust for the benefit of Michael Shaw and Rachel Shaw (Steven Shaw’s sister), as to which shares

Steven Shaw may be deemed to have shared voting and investment power; (v) 198,764 shares owned by Steven Shaw, Lloyd Frank, Michael Shaw and Rachel Shaw as trustees of a trust for the benefit of Steven Shaw, as to which shares Steven Shaw may be deemed to have shared voting and investment power; and (vi) 497,529 shares owned by Steven Shaw, Lloyd Frank, Michael Shaw and Rachel Shaw as trustees of a trust for the benefit of Michael Shaw and Rachel Shaw, as to which shares Steven Shaw may be deemed to have shared voting and investment power. The inclusion of shares in clauses (i), (ii), (iv) and (vi) is not an admission of beneficial ownership of those shares by Steven Shaw.

(4)	Includes (i) 373,753 shares owned jointly by Michael Shaw and his wife; (ii) 383,161 owned by Michael Shaw, Lloyd Frank (a director of the Company) and Steven Shaw (Michael Shaw’s brother and a director of the Company) as trustees of a trust for the benefit of Michael Shaw, as to which shares Michael Shaw may be deemed to have shared voting and investment power; (iii) 54,054 shares owned by Michael Shaw, Lloyd Frank and Steven Shaw as trustees of a trust for the benefit of two of Michael Shaw’s children, as to which shares Michael Shaw may be deemed to have shared voting and investment power; (iv) 792,031 shares owned by Michael Shaw, Lloyd Frank and Steven Shaw as trustees of a trust for the benefit of Michael Shaw’s siblings, as to which shares Michael Shaw may be deemed to have shared voting and investment power. The inclusion of the shares in clauses (iii) and (iv) is not an admission of beneficial ownership of those shares by Michael Shaw. Does not include (a) 516 shares owned by Michael Shaw’s wife individually; (b) 58,696 shares owned by Michael Shaw’s children who do not reside in his household; and (c) 14,216 shares owned by Steven Shaw as the sole trustee of trusts for the benefit of two of Michael Shaw’s children.

(5)	Includes (i) 63,956 shares owned by Linda Shaw, Bruce Goodman (her husband and a director of the Company) and Deborah Shaw (her sister and a director of the Company) as trustees of trusts for the benefit of the children of Linda Shaw, as to which shares Linda Shaw has shared voting and investment power; and (ii) 5,749 shares held by the William and Jacqueline Shaw Family Foundation, Inc., a charitable foundation of which Linda Shaw, Deborah Shaw and a daughter of Deborah Shaw are the directors, as to which shares Linda Shaw has shared voting and investment power. The inclusion of the shares in clauses (i) and (ii) is not an admission of beneficial ownership of those shares by Linda Shaw. Does not include (a) 19,244 shares owned by Bruce Goodman, individually; (b) 2,400 shares underlying a stock option held by Bruce Goodman that were granted to him by the Company as a director of the Company; (c) 1,500 shares held by Bruce Goodman as trustee of an irrevocable trust for the benefit of a child of Bruce Goodman; and (d) 436,205 shares are owned by trusts for the benefit of Linda Shaw’s children, of which trusts Deborah Shaw and Bruce Goodman are co-trustees. The address for Linda Shaw is Shepherd Kaplan LLC c/o Bruce Goodman, 125 Summer Street, Boston, MA 02110.

(6)	Based on a Schedule 13G filed with the SEC on February 11, 2013 by Dimensional Fund Advisors LP, an investment advisor that furnishes investment advice to four investment companies and serves as an investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may also act as advisors or sub-advisors to certain of the Funds. In its role as investment advisors, sub-advisor and/or manager, neither Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over securities that are owned by the Funds. Dimensional may be deemed to be the beneficial owner of the shares held by the Funds through Dimensional, but all shares are owned by the Funds and Dimensional disclaims beneficial ownership of such shares.

(7)	Based on a Schedule 13G filed with the SEC on February 14, 2013 by Archer Capital Management, L.P. (“Archer”), as the investment manager to certain private investment funds, Canton Holdings, L.L.C. (“Canton”), as the general partner of Archer, Joshua A. Lobel (“Lobel”), an individual, as a principal of Canton, and Eric J. Edidin (“Edidin”), an individual, as a principal of Canton. According to the Schedule 13G, Canton, Archer, Lobel and Edidin have shared and dispositive power with respect to all 1,380,497 shares.

(8)	Includes (i) 5,749 shares held by the William and Jacqueline Shaw Family Foundation, Inc., a charitable foundation of which Deborah Shaw, Linda Shaw and a daughter of Deborah Shaw are directors, as to which shares Deborah Shaw may be deemed to have shared voting and investment power; (ii) 71,220 shares owned by Deborah Shaw as custodian under the California Uniform Transfers to Minors Act for the benefit of her children; (iii) 63,596 shares owned by Deborah Shaw, Bruce Goodman (a director of the Company) and Linda Shaw (Deborah Shaw’s sister) as trustees of a trust for the benefit of the children of Linda Shaw, as to which shares Deborah Shaw may be deemed to have shared voting and investment power; and (iv) 436,205 shares owned by Deborah Shaw and Bruce Goodman as trustees of a trust for the benefit of Linda Shaw’s children, as to which shares Deborah Shaw may be deemed to have shared voting and investment power. The inclusion of the shares in clauses (i), (ii), (iii) and (iv) is not an admission of beneficial ownership of those shares by Deborah Shaw. Does not include 23,019 shares owned by Deborah Shaw’s husband; (b) 34,584 shares owned by the Deborah Shaw’s husband as custodian for children of Deborah Shaw; and (c) 259,830 shares held by Deborah Shaw’s husband and his sister as co-trustees for the benefit of Deborah Shaw’s children.

(9)	Includes (i) 354,375 shares owned by Jerome Shaw and his wife as trustees of a trust for the benefit of one of their children, as to which shares Jerome Shaw may be deemed to have shared voting and investment power; and (ii) 27,299 shares held under the Company’s 401(k) plan. The inclusion of the shares in (i) is not an admission of beneficial ownership of those shares by Jerome Shaw. Does not include 9,825 shares owned by Jerome Shaw’s wife individually or 12,750 shares owned by Family Foundation.

(10)	Includes (i) 54,054 shares owned by Lloyd Frank, Steven Shaw (a former director of the Company), Michael Shaw and sons of Jerome Shaw as trustees of a trust for the benefit of two grandchildren of Jerome Shaw, as to which shares Lloyd Frank may be deemed to have shared voting and investment power; (ii) 478,899 shares owned by Lloyd Frank, Steven Shaw and Michael Shaw as trustees of a trust for the benefit of Steven Shaw, Michael Shaw and Rachel Shaw, as to which shares Lloyd Frank may be deemed to have shared voting and investment power; and (iii) 696,293 shares owned by Lloyd Frank, Steven Shaw, Michael Shaw and Rachel Shaw, as trustees of a trust for the benefit of Steven Shaw, Michael Shaw and Rachel Shaw, as to which shares Lloyd Frank may be deemed to have shared voting and investment power. The inclusion of the shares in clauses (i) through (iii) is not an admission of beneficial ownership of those shares by Lloyd Frank. Does not include 3,793 shares owned by Lloyd Frank’s wife individually.

(11)	Includes (i) 1,500 shares owned by Bruce Goodman as trustee of a trust for the benefit of his one of his children; (ii) 63,956 shares owned by Bruce Goodman, Linda Shaw (his wife), and Deborah Shaw (a director of the Company) as trustees of trusts for the benefit of the children of Linda Shaw, as to which shares Bruce Goodman may be deemed to have shared voting and investment power; and (iii) 436,205 shares owned by Bruce Goodman and Deborah Shaw as trustees of a trust for the benefit of Linda Shaw’s children, as to which shares Bruce Goodman may be deemed to have shared voting and investment power. The inclusion of the shares in clauses (i), (ii) and (iii) is not an admission of beneficial ownership of those shares by Bruce Goodman. Does not include (a) 1,113,032 shares owned by Bruce Goodman’s wife individually; and (b) 309,207 shares owned by Bruce Goodman’s wife under grantor retained annuity trusts for her benefit.

(12)	Includes (i) 1,075.55 shares held for Ronald Kochman’s benefit under the Company’s 401(k) plan and (ii) 40,000 shares that are subject to transfer restrictions.

(13)	Consists of 30,000 shares that are subject to transfer restrictions.

(14)	Includes 125 shares held under the Company’s 401(k) plan.

The following table sets forth certain information, as at October 28, 2012, with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
1995 Non-Qualified Stock Option Plan	17,700	$ 13.31	- (a)
2006 Incentive Stock Plan	537,950	$ 6.53	957,050
Equity compensation plans not approved by security holders

Total	555,650	$ 6.75	957,050

(a)	Our 1995 Non-Qualified Stock Option Plan terminated on May 16, 2005 except for options previously granted under the plan.

The following table sets forth certain information, as at October 30, 2011, with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
1995 Non-Qualified Stock Option Plan	28,650	$ 12.21	- (a)
2006 Incentive Stock Plan	715,017	$ 7.51	779,983
Equity compensation plans not approved by security holders

Total	743,667	$ 7.69	779,983

(a)	Our 1995 Non-Qualified Stock Option Plan terminated on May 16, 2005 except for options previously granted under the plan.

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

During fiscal years 2012, 2011 and 2010, the Company paid or accrued $4.3 million, $4.3 million, and $4.2 million respectively, to Troutman Sanders LLP, a law firm at which Lloyd Frank, a director of the Company, is Senior Counsel, for services rendered to the Company and expenses reimbursed.

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

The Board of Directors has also determined that Lloyd Frank meets the current independence requirements under the listing standards of the NYSE. Troutman Sanders LLP, or other law firms at which Lloyd Frank, a director of the Company, is or was counsel, have been retained by the Company since 1962 to review and advise the Company with respect to its legal position on numerous matters. These firms have also rendered professional services to the estate of William Shaw and to Jerome Shaw that were and are billed directly. The fees paid by the Company to Troutman Sanders LLP with respect to services rendered during fiscal years 2011 and 2012, exclusive of disbursement reimbursement, represented less than 2% of the firm’s consolidated gross revenues during the firm’s 2011 and 2012 fiscal years and were not material to the firm, which has approximately 650 attorneys. Mr. Frank is deemed to beneficially own 5.7% of the outstanding shares of our common stock. Mr. Frank has no other interests which preclude him from being independent under the NYSE’s criteria for service on the Board of Directors. The Board of Directors has determined that, in its judgment, such relationships did not interfere with Mr. Frank’s exercise of his independent judgment and that he meets the current independence requirements applicable to independent directors under rules of the NYSE to serve on the Board of Directors.

The non-management directors have held executive sessions. In accordance with the listing standards of the NYSE, these sessions are intended to promote open discussion among non-management directors. Mark N. Kaplan has been chosen by the non-management directors to preside at these sessions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees

Our Audit Committee appointed Ernst & Young LLP as our independent registered public accounting firm for the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010. We incurred the following fees to Ernst & Young LLP for fiscal years 2010, 2011 and 2012 (in thousands):

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Audit Fees	$21,768	$7,421	$6,109

Audit-Related Fees	2	133	115

Tax Fees	-	75	112

All Other Fees	-	4	-

Total	$21,770	$7,633	$6,336

Audit fees are for professional services rendered for the audit of the annual financial statements and the review of interim financial statements included in Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. The amounts presented include costs associated with the restatement of $19,785,000, $2,765,000 and $2,123,000 for fiscal years 2012, 2011 and 2010, respectively.

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

Pre-Approval Policy

Pursuant to the Audit Committee’s pre-approval policy, it is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditors. The Audit Committee may delegate pre-approval authority to one or more of its members, and such member or members must report all pre-approval decisions to the Audit Committee at its next scheduled meeting. All audit and non-audit services for fiscal 2012, 2011 and 2010 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as a part of this report:

(a)(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because they are not required.

(b) Exhibits - The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description
2.1	Asset Purchase Agreement, dated July 29, 2008, by and among YPG Directories, LLC, YPG Systems, LLC, and YPG Holdings Inc. and the Company, DataNational, Inc. and DataNational of Georgia, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed February 2, 2009; File No. 001-09232)

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed January 30, 1997; File No. 001-09232)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 11, 2007; File No. 001-09232)

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 11, 2009; File No. 001-09232)

4.1	Credit Agreement, dated February 28, 2008, by and among the Company, the Guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and JP Morgan Chase Bank, as syndication agent (incorporated by reference to Exhibit 4.1(p) to the Company’s Current Report on Form 8-K filed March 5, 2008; File No. 001-09232)

4.2	First Amendment to Credit Agreement, dated September 11, 2009, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.1(q) to the Company’s Current Report on Form 8-K filed September 17, 2009; File No. 001-09232)

4.3	Temporary Extension Agreement and Second Amendment to Credit Agreement, dated February 8, 2012, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.2(a) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.4	Third Amendment to Credit Agreement and Temporary Extension, dated May 10, 2010, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.2(b) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

Exhibits	Description
4.5	Security Agreement, dated May 10, 2010, by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 4.2(c) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.6	Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated January 25, 2013, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.1(b) to the Company’s Current Report on Form 8-K filed January 31, 2013; File No. 001-09232)

4.7	Amended and Restated Receivables Purchase Agreement dated June 3, 2008, by and among Volt Funding Corp., the various buyers and buyers agents, the Company, and PNC Bank, National Association (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed September 5, 2008; File No. 001-09232)

4.8	Amendment No. 2 to the Amended and Restated Receivables Purchase Agreement, dated January 7, 2009, by and among Volt Funding Corp., the Company, Market Street Funding LLC, Relationship Funding Company, LLC, PNC Bank, National Association, and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2009; File No. 001-09232)

4.9	Letter Agreement, dated January 7, 2009, by and among PNC Bank, National Association, Fifth Third Bank, Volt Funding Corp., and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2009; File No. 001-09232)

4.10	Amendment No. 3 to the Amended and Restated Receivables Purchase Agreement, dated September 30, 2009, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2009; File No. 001-09232)

4.11	Amendment No. 4 to the Amended and Restated Receivables Purchase Agreement, dated February 8, 2010, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.12	Amendment No. 5 to the Amended and Restated Receivables Purchase Agreement, dated May 10, 2010, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(b) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.13	Amendment No. 6 to the Amended and Restated Receivables Purchase Agreement, dated December 3, 2010, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed December 16, 2010; File No. 001-09232)

4.14	Amendment No. 7 to the Amended and Restated Receivables Purchase Agreement, dated March 16, 2011, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 22, 2011; File No. 001-09232)

4.15	Amendment No. 8 to the Amended and Restated Receivables Purchase Agreement, dated January 27, 2012, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed February 1, 2012; File No. 001-09232)

Exhibits	Description
4.16	Amendment No. 9 to the Amended and Restated Receivables Purchase Agreement, dated August 31, 2012, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed September 7, 2012; File No. 001-09232)

4.17	Amendment No. 10 to the Amended and Restated Receivables Purchase Agreement, dated December 13, 2012, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed December 17, 2012; File No. 001-09232)

4.18	Amendment No. 11 to the Amended and Restated Receivables Purchase Agreement, dated January 30, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed January 31, 2013; File No. 001-09232)

4.19	Amendment No. 12 to the Amended and Restated Receivables Purchase Agreement, dated February 27, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed March 4, 2013; File No. 001-09232)

4.20	Amendment No. 13 to the Amended and Restated Receivables Purchase Agreement, dated March 14, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on March 14, 2013; File No. 001-09232)

4.21	Amendment No. 14 to the Amended and Restated Receivables Purchase Agreement, dated March 29, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on April 4, 2013; File No. 001-09232)

4.22	Amendment No. 15 to the Amended and Restated Receivables Purchase Agreement, dated May 3, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on April 29, 2013; File No. 001-09232)

4.23	Amendment No. 16 to the Amended and Restated Receivables Purchase Agreement, dated August 6, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on July 31, 2013; File No. 001-09232)

10.1*	1995 Non-Qualified Stock Option Plan of the Company (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K filed January 27, 1999; File No. 001-09232)

10.2*	2006 Incentive Stock Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed February 27, 2007; File No. 001-09232)

10.3*	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed June 8, 2007; File No. 001-09232)

10.4*	Form of Restricted Stock Grant Notice for Employees (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed April 9, 2013; File No. 001-09232)

10.5*	Form of Restricted Stock Unit Agreement (Option 1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 26, 2007; File No. 001-09232)

10.6*	Form of Restricted Stock Unit Agreement (Option 2) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 26, 2007; File No. 001-09232)

Exhibits	Description
10.7*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 26, 2007; File No. 001-09232)

10.8*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 13, 2009; File No. 001-09232)

10.9*	Employment Agreement, dated May 1, 1987, by and between the Company and Jerome Shaw (incorporated by reference to Exhibit 19.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 1987; File No. 001-09232)

10.10*	Amendment to Employment Agreement, dated January 3, 1989, by and between the Company and Jerome Shaw (incorporated by reference to Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the year ended October 28, 1989; File No. 001-09232)

10.11*	Employment Agreement, dated May 2, 1997, by and between the Company and James P. Schmitt (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed April 9, 2013; File No. 001-09232)

10.12*	Amendment to Employment Agreement, dated May 1, 2009, by and between the Company and James P. Schmitt (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed April 9, 2013; File No. 001-09232)

10.13*	Employment Agreement, dated December 26, 2012, by and between the Company and Ronald Kochman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2012; File No. 001-09232)

10.14*	Employment Agreement, dated December 24, 2012, by and between the Company and James Whitney Mayhew (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2012; File No. 001-09232)

10.15*	Employment Agreement, entered into on or about August 5, 2005, by and between the Company and Thomas Daley (incorporated by reference to Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K filed January 18, 2006; File No. 001-09232)

10.16*	Amendment No. 1 to the Employment Agreement, dated April 6, 2006, by and between the Company and Thomas Daley (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 10, 2006; File No. 001-09232)

10.17*	Retirement Agreement, dated November 26, 2012, by and between the Company and Thomas Daley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2012; File No. 001-09232)

10.18*	Employment Agreement, dated March 16, 2006, by and between the Company and Jack Egan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 22, 2006; File No. 001-09232)

10.19*	Severance Agreement and General Release, dated May 24, 2012, by and between the Company and Jack Egan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2012; File No. 001-09232)

10.20*	Retirement Agreement, dated May 29, 2012, by and between the Company and Howard Weinreich (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 31, 2012; File No. 001-09232)

10.21*	Consulting Agreement, dated May 29, 2012, by and between the Company and Howard Weinreich (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 31, 2012; File No. 001-09232)

10.22*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed September 9, 2005; File No. 001-09232)

Exhibits	Description
10.23*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K filed January 12, 2007; File No. 001-09232)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.

Date: November 15, 2013	By:	/s/ Ronald Kochman
Ronald Kochman
President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2013	By:	/s/ James Whitney Mayhew
James Whitney Mayhew
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 15, 2013	By:	/s/ Ronald Kochman
Ronald Kochman
President, Chief Executive Officer and Director

Date: November 15, 2013	By:	/s/ Lloyd Frank
Lloyd Frank
Director

Date: November 15, 2013	By:	/s/ Bruce G. Goodman
Bruce G. Goodman
Director

Date: November 15, 2013	By:	/s/ Theresa A. Havell
Theresa A. Havell
Director

Date: November 15, 2013	By:	/s/ Mark N. Kaplan
Mark N. Kaplan
Director

Date: November 15, 2013	By:	/s/ Deborah Shaw
Deborah Shaw
Director

Date: November 15, 2013	By:	/s/ Jerome Shaw
Jerome Shaw
Executive Vice President, Secretary and Director

Date: November 15, 2013	By:	/s/ William H. Turner
William H. Turner
Director

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Volt Information Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 28, 2012 and October 30, 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended October 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at October 28, 2012 and October 30, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Volt Information Sciences, Inc. and subsidiaries’ internal control over financial reporting as of October 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young, LLP

New York, New York

November 15, 2013

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended

	October 28, 2012	October 30, 2011	October 31, 2010

REVENUE:
Staffing services revenue	$2,027,601	$1,957,905	$1,732,348
Other revenue	218,526	280,204	224,064

NET REVENUE	2,246,127	2,238,109	1,956,412

EXPENSES:
Direct cost of staffing services revenue	1,738,933	1,698,711	1,479,562
Cost of other revenue	163,853	166,211	178,268
Selling, administrative and other operating costs	310,847	302,882	294,564
Amortization of purchased intangible assets	1,382	1,347	1,434
Restructuring costs	-	-	3,149
Gain on sale of building	(4,418)	-	-
Fees related to restatement and associated investigations	42,906	49,193	29,158

TOTAL EXPENSES	2,253,503	2,218,344	1,986,135

OPERATING INCOME (LOSS)	(7,376)	19,765	(29,723)

OTHER INCOME (EXPENSE), NET:
Interest income	592	687	763
Interest expense	(2,864)	(2,576)	(2,633)
Foreign exchange gain (loss), net	(131)	(569)	166
Other (expense) income, net	(1,433)	(2,026)	(2,334)

TOTAL OTHER EXPENSE, NET	(3,836)	(4,484)	(4,038)

INCOME (LOSS) BEFORE INCOME TAXES	(11,212)	15,281	(33,761)

Income tax provision (benefit)	2,391	(348)	62,614

NET INCOME (LOSS)	$(13,603)	$15,629	$(96,375)

PER SHARE DATA:

Basic:
Net income (loss)	$(0.65)	$0.75	$(4.63)
Weighted average number of shares	20,813	20,813	20,812

Diluted:
Net income (loss)	$(0.65)	$0.75	$(4.63)
Weighted average number of shares	20,813	20,896	20,812

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year ended
	October 28, 2012	October 30, 2011	October 31, 2010

Consolidated net income (loss)	$(13,603)	$15,629	$(96,375)
Other comprehensive income (loss)
Foreign currency translation adjustments net of taxes of $0, $0, and $0, respectively	(671)	568	(1,646)
Unrealized gain (loss) on marketable securities net of taxes of $0, $0, and $0, respectively	3	(104)	(20)

Total other comprehensive income (loss)	(668)	464	(1,666)

Comprehensive income (loss)	$(14,271)	$16,093	$(98,041)

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	Year ended

	October 28, 2012	October 30, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,483	$44,567
Restricted cash	61,927	74,150
Short-term investments	5,611	5,583
Trade accounts receivable, net of allowances of $1,899 and $2,323, respectively	334,947	320,459
Recoverable income taxes	13,884	12,540
Prepaid insurance	11,138	12,740
Other current assets	15,406	19,243

TOTAL CURRENT ASSETS	469,396	489,282

Prepaid insurance and other assets, excluding current portion	32,460	28,414
Deferred income taxes	6,019	6,461
Property, equipment and software, net	39,052	43,270
Purchased intangible assets, net and goodwill	10,645	12,052

TOTAL ASSETS	$557,572	$579,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$58,183	$60,291
Accounts payable	86,523	100,084
Accrued taxes other than income taxes	29,361	23,224
Accrued insurance and other	34,927	41,013
Deferred revenue, net, current portion	24,240	40,251
Short-term borrowings, including current portion of long-term debt	145,727	113,201

TOTAL CURRENT LIABILITIES	378,961	378,064

Accrued insurance, excluding current portion	9,010	7,916
Deferred revenue, net, excluding current portion	4,268	14,204
Income taxes payable, excluding current portion	10,424	9,339
Deferred income taxes	2,759	3,492
Long-term debt, excluding current portion	9,033	9,801

TOTAL LIABILITIES	414,455	422,816

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	-	-
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued and Outstanding - 23,500,103	2,350	2,350
Paid-in capital	71,591	71,464
Retained earnings	113,795	126,800
Accumulated other comprehensive loss	(2,739)	(2,071)
Treasury stock, at cost; 2,687,307 shares	(41,880)	(41,880)

TOTAL STOCKHOLDERS’ EQUITY	143,117	156,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$557,572	$579,479

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

					Accumulated Other Comprehensive Loss
	Common Stock $0.10 Par Value						Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Paid-in Capital	Retained Earnings

BALANCE AT NOVEMBER 1, 2009	23,498,103	$2,350	$69,944	$207,740	$(86	9)	$(41,880)	$237,285
Net loss		-	-	(96,375)	-		-	(96,375)
Share based compensation expense and stock options exercised including tax benefit of $3	2,000	-	1,060	-	-		-	1,060
Other		-	-	(167)	-		-	(167)
Other comprehensive loss		-	-	-	(1,666)		-	(1,666)

BALANCE AT OCTOBER 31, 2010	23,500,103	2,350	71,004	111,198	(2,535)		(41,880)	140,137

Net income		-	-	15,629	-		-	15,629
Share based compensation expense	-	-	460	-	-		-	460
Other		-	-	(27)			-	(27)
Other comprehensive income		-	-	-	464		-	464

BALANCE AT OCTOBER 30, 2011	23,500,103	2,350	71,464	126,800	(2,071)		(41,880)	156,663

Net loss		-	-	(13,603)	-		-	(13,603)
Share based compensation expense	-	-	127	-	-		-	127
Other		-	-	598	-		-	598
Other comprehensive loss		-	-	-	(668)		-	(668)

BALANCE AT OCTOBER 28, 2012	23,500,103	$2,350	$71,591	$113,795	$(2,739)		$(41,880)	$143,117

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year ended

	October 28, 2012	October 30, 2011	October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,603)	$15,629	$(96,375)

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	16,513	19,735	23,693
Provisions for doubtful accounts and sales allowances	114	(474)	880
Unrealized foreign currency exchange loss (gain)	272	481	(253)
(Gain) loss on dispositions of property, equipment and software	(4,898)	(2,049)	99
Deferred income tax (benefit) provision	1,806	(4,933)	67,251
Share-based compensation expense related to employee stock options	127	460	1,044

Change in operating assets and liabilities:
Trade accounts receivable	(14,719)	9,355	(36,879)
Restricted cash related to customer contracts	13,614	966	(373)
Prepaid insurance and other assets	(1,557)	(1,254)	16,623
Accounts payable	(13,069)	(3,068)	(15,939)
Accrued expenses	1,707	(5,823)	11,076
Deferred revenue, net	(26,427)	(56,883)	5,945
Other liabilities	(79)	(365)	(2,012)
Income taxes	(238)	(129)	1,854

Net cash used in operating activities	(40,437)	(28,352)	(23,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,920	2,856	3,251
Purchases of investments	(1,696)	(2,943)	(3,170)
Acquisitions, net	(1,822)	-	-
Proceeds from sales of property, equipment and software	7,658	3,795	788
Purchases of property, equipment, and software	(13,702)	(17,917)	(13,244)

Net cash used in investing activities	(7,642)	(14,209)	(12,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash restricted as collateral for borrowings	(1,391)	(3,761)	(30,429)
Net change in short-term borrowings	32,454	40,063	(1,257)
Repayment of long-term debt	(708)	(652)	(731)
Exercises of stock options	-	-	16

Net cash provided by (used in) financing activities	30,355	35,650	(32,401)

Effect of exchange rate changes on cash and cash equivalents	(360)	394	461
Net decrease in cash and cash equivalents	(18,084)	(6,517)	(67,681)
Cash and cash equivalents, beginning of year	44,567	51,084	118,765

Cash and cash equivalents, end of year	$26,483	$44,567	$51,084

Cash paid during the year
Interest expense	$2,866	$2,585	$2,584
Income taxes	$3,740	$5,857	$4,074

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

NOTE 1: Business

Volt Information Sciences, Inc. (Company) is a leading international provider of staffing services, call center computer systems, telecommunication services and other information solutions. Operating through an international network of servicing locations, the Company fulfills information technology (“IT”), engineering, administrative, and industrial workforce requirements of its customers for contingent personnel, managed service programs and personnel recruitment services. Call center computer systems are primarily for directory assistance, operator services, call centers and database management. Other information solutions include IT managed services and maintenance, telecommunication services include the design, engineering, construction, installation and maintenance of voice, data, video and utility infrastructure and telephone directory publishing and printing. The Company was incorporated in New York in 1957. The Company’s common stock trades on the over-the-counter market under the symbol “VISI”.

NOTE 2: Summary of Significant Accounting Policies

(a)	Fiscal Year

The Company’s fiscal year ends on the Sunday nearest October 31st. The 2012, 2011 and 2010 fiscal years each consisted of 52 weeks.

(b)	Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries over which the Company exercises control. All intercompany balances and transactions have been eliminated in consolidation. The Company accounts for investments over which it has significant influence but not a controlling financial interest using the equity method of accounting.

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

Revenue is generally recognized when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. Services are sometimes provided despite a customer arrangement not yet being finalized. In these cases revenue is deferred until arrangements are finalized or in some cases until cash is received. The cumulative revenue deferred for each arrangement is recognized in the period the revenue recognition criteria are met. The following revenue recognition policies define the manner in which the Company accounts for specific transaction types:

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

Staffing Services

Revenue is primarily derived from supplying contingent staff to the Company’s customers or providing other services on a time and material basis. Contingent staff primarily consist of contingent employees working under a contract for a fixed period of time or on a specific customer project. Revenue is also derived from permanent placement services, which is generally recognized after placements are made and when the fees are not contingent upon any future event.

Reimbursable costs, including those related to travel and out-of-pocket expenses, are also included in net revenue, and equivalent amounts of reimbursable costs are included in direct cost of staffing services revenue.

Under certain of the Company’s service arrangements, contingent staff is provided to customers through contracts involving other vendors or contractors. When the Company is the principal in the transaction and therefore the primary obligor for the contingent staff, it records the gross amount of the revenue and expense from the service arrangement. When the Company acts only as an agent for the customer and is not the primary obligor for the contingent staff, it records revenue net of vendor or contractor costs.

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

The Company is generally not the primary obligor when it provides comprehensive administration of multiple vendors for customers that operate significant contingent workforces, referred to as Managed Service Programs. The Company is considered an agent in these transactions if it does not have responsibility for the fulfillment of the services by the vendors or contractors (referred to as associate vendors). In such arrangements the Company is typically designated by its customers to be a facilitator of consolidated associate vendor billing and a processor of the payments to be made to the associate vendors on behalf of the customer. Usually in these situations the contractual relationship is between the customers, the associate vendors and the Company, with the associate vendors being the primary obligor and assuming the customer credit risk and the Company generally earning negotiated fixed mark-ups and not having discretion in supplier selection.

Software Systems

Revenue primarily relates to sales of telephone operator services-related software systems and enhancements to existing systems. These arrangements generally contain multiple elements including the software development and customization, sale of software licenses and computer hardware, installation, implementation and integration services, as well as post-contract customer support (“PCS”). Revenues are recognized under these arrangements following the Financial Accounting Standards Boards (“FASB”) revenue recognition requirements, including guidance on software transactions, construction contracts and multiple element arrangements. Under these requirements, the aggregate arrangement fee for multiple element arrangements is required to be allocated to each of the elements in an amount equal to its fair value, generally based upon vendor-specific objective evidence

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

(“VSOE”) of fair value. Fees allocated to each element of the arrangement are then recognized as revenue when all other revenue recognition criteria have been met. As the Company has not established VSOE of fair value for the elements of these arrangements (including PCS and installation services), all revenue for these arrangements is deferred until customer acceptance of the delivered elements is received and the only undelivered elements are services that are not essential to the functionality of the software solution. At that time, revenue recognition commences and the arrangement fee is recognized ratably over the element with the longest remaining period of performance of the arrangement, which is typically the PCS period. The customer is generally invoiced upon delivery of the individual elements which typically results in cash being collected prior to revenue being recognized.

Database Access Services

Revenue from stand-alone arrangements to access the Company’s proprietary telephone listing databases by telephone companies, inter-exchange carriers and non-telecommunications customers is recognized over the period access is provided, based on a fixed minimum fee or variable fees based on the volume of activity, provided that all other revenue recognition criteria are met.

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

Direct Cost of Staffing Services Revenue

Direct Cost of Staffing Services Revenue consists primarily of contingent employee payroll, related employment taxes and benefits, and the cost of facilities used by contingent employees in fulfilling assignments and projects for staffing services customers, including reimbursable costs. Indirect cost of staffing services revenue is included in Selling, Administrative and Other Operating Costs. The direct costs differ from the selling, administrative and other operating costs in that they arise specifically and directly from the actions of providing staffing services to customers.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

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

Research and development costs include certain expenditures on research, development and engineering for products that will be sold or licensed, as well as internal use software. Software development costs related to software that will be sold or licensed externally to third parties and that qualify for capitalization are not material and, accordingly are expensed as incurred. Costs for software that will be used for internal purposes and are incurred during the preliminary project activities and post-implementation activities are recorded as research and development expense as incurred. Research and development costs are included in Selling, Administrative and Other Operating Costs.

(g)	Comprehensive Income (Loss)

Comprehensive income (loss) is the net income (loss) of the Company combined with other changes in stockholders’ equity not involving ownership interest changes. For the Company, such other changes include foreign currency translation and mark-to-market adjustments related to available-for-sale securities.

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

As of October 28, 2012

The major classifications of property, equipment and software, including their respective expected useful lives, consisted of the following:

Buildings	25 to 32 years
Machinery and Equipment	3 to 15 years
Leasehold improvements	Shorter of length of lease or life of the asset
Software	3 to 7 years

Property, equipment and software are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or it is no longer probable that software development will be completed. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds the fair value.

(k)	Purchased Intangible Assets, Net and Goodwill

Intangible Assets

Intangible assets with finite useful lives consist primarily of customer relationships which are amortized on a straight line basis over 5 to 8 years.

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

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. In 2011, the Company adopted the method of assessing goodwill for possible impairment permitted by ASU No. 2011-08, Intangibles – Goodwill and Other as described in the following paragraph. Prior to 2011, the Company performed the quantitative two-step process further described below.

The Company first assesses the qualitative factors for its reporting units that carry goodwill. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

When a qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

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

As of October 28, 2012

Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as financing cash inflows in the consolidated statement of cash flows.

(n)	Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates during the year which approximate the rates in effect at the transaction dates. The resulting translation adjustments are directly recorded to a separate component of accumulated other comprehensive income (loss). Gains and losses arising from intercompany foreign currency transactions that are of a long-term nature are reported in the same manner as translation adjustments. Gains and losses arising from intercompany foreign currency transactions that are not of a long-term nature and certain transactions of the Company’s subsidiaries which are denominated in currencies other than the subsidiaries’ functional currency are recognized as incurred in Foreign Exchange Gain (Loss), Net in the Consolidated Statements of Operations.

(o)	Fair Value Measurement

In accordance with Accounting Standards Codification (“ASC”) “Fair Value Measurements” (“ASC 820”), the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

The Company uses this framework for measuring fair value and disclosures about fair value measurement. The Company uses fair value measurements in areas that include: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing for goodwill and long-lived assets; share-based compensation arrangements and financial instruments. The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term borrowings under the Company’s credit facilities, approximated their fair values, due to the short-term nature of these instruments, and for the long-term debt, based on the interest rates the Company believes it could obtain for borrowings with similar terms.

The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

(p)	Legal and Other Contingencies

The Company is involved in various demands, claims and actual and threatened litigation that arise in the normal course of business. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, a liability and an expense are recorded for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Actual expenses could differ from these estimates in subsequent periods as additional information becomes known.

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

On a limited basis, the Company enters into derivative and nonderivative (short-term foreign denominated debt) instruments as an economic hedge of its net investment in certain foreign subsidiaries. All derivative instruments are recognized as either assets or liabilities at their respective fair values. For the nonderivative instruments, the Company measures the foreign denominated short-term borrowings based on period-end exchange rates. The Company does not designate and document these instruments as hedges under ASC 815 “Derivatives and Hedging”. As a result, gains and losses associated with these instruments are recognized in Foreign Exchange Gain (Loss), net in our consolidated statements of operations.

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

(t)	Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity.

(u)	Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation.

(v)	New Accounting Pronouncements

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

Recently Adopted Accounting Standards

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This standard amends FASB ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (VSOE) or third party evidence of selling price (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE and TPE for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will then be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE, TPE or the entity’s estimated selling price. Additionally, the new guidance will require entities to disclose additional information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company’s adoption of this standard, effective the first day of fiscal 2011, did not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This standard applies to multiple-element arrangements that contain both software and hardware elements. Specifically, it excludes tangible products containing software and non-software components that together function to deliver the product’s essential functionality from the scope of the requirements of ASC 985-605 Software Revenue Recognition. This standard is to be applied prospectively to all revenue transactions entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The Company’s adoption of this standard, effective the first day of fiscal 2011, did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28 Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Value. For reporting units with zero or negative carrying value, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist. The guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted the guidance on the first day of fiscal 2012. The adoption of the guidance did not have an impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. The amendment explains how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. This authoritative guidance was to be applied prospectively and was effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance during the second quarter of fiscal 2012 did not have an impact on the Company’s financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

In September 2011, the FASB issued ASU 2011-08 Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the new amendment, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity must perform the second step of the goodwill impairment test to measure the amount of the impairment loss. The amendment became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if the entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company early adopted this standard for evaluating goodwill impairment during fiscal years 2010 through 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The new guidance allows entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012 if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company early adopted this standard for evaluating intangible asset impairment during the fiscal years 2010 through 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

New Accounting Standards Not Yet Adopted by the Company

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure About Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities, which clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging,” including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar arrangement. This ASU, as amended, became effective in our first quarter of fiscal year 2014 and will be applied retrospectively for all comparable periods presented. As we do not have any of the aforementioned derivative instruments, adoption of this ASU in fiscal 2014, as amended, did not have any impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The new guidance requires an

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

entity to provide information about the changes in accumulated other comprehensive income by component. An entity is also required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company expects to adopt this guidance effective fiscal 2014. The adoption of the guidance is not expected to have a material impact on the consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group Assets within a Foreign Entity or of an Investment in a Foreign Entity. The new guidance requires that currency translation adjustments should be released into net income only if the sale of a foreign subsidiary results in the complete liquidation of the entity. For an equity method investment that is a foreign entity, a pro rata portion of the currency translation adjustments should be released into net income upon a partial sale of such an equity method investment. The new guidance also clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in the foreign entity and (2) events that result in an acquirer’s obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date, otherwise known as a “step acquisition.” Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company expects to adopt this guidance effective fiscal 2015. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 3: Restricted Cash

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

At October 28, 2012, and October 30, 2011 restricted cash included $26.3 million and $40.0 million, respectively, restricted for payment to associate vendors and $35.6 million and $34.2 million, respectively, restricted as collateral under the Short-Term Credit Facility.

NOTE 4: Fair Value of Financial Instruments

The following table presents assets and liabilities measured at fair value (in thousands):

	Year ended

	October 28, 2012	October 30, 2011	Fair Value Hierarchy

Short-term investments	$5,611	$5,583	Level 1

Total financial assets	$5,611	$5,583

Deferred compensation plan liabilities	$5,536	$5,511	Level 1

Total financial liabilities	$5,536	$5,511

The fair value of the deferred compensation plan liabilities is based on the fair value of the short-term investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. The deferred compensation plan liability is recorded in Accrued Compensation.

Short-term investments also includes available for sale securities of $0.1 million and $0.1 million at October 28, 2012 and October 30, 2011, respectively.

The Company has a term loan with borrowings at fixed interest rates, and our interest expense related to this borrowing is not affected by changes in interest rates in the near term. The fair value of the term loan was calculated by applying the appropriate fiscal year-end interest rates to our present streams of loan payments.

	Year Ended October 28, 2012		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value
Long-Term Debt, including current portion	$9,801	$11,273	Level II

There have been no changes in the methodology used to fair value the financial instruments as well as no transfers between levels during the fiscal years ended October 28, 2012 and October 30, 2011.

NOTE 5: Trade Accounts Receivable

Trade accounts receivable includes both billed and unbilled amounts due from customers. Billed trade receivables generally do not bear interest and are recorded at the amount invoiced less amounts for

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

which revenue has been deferred because customer arrangements are not finalized. Unbilled receivables represent accrued revenue earned and recognized on contracts for which billings have not yet been presented to the customer. At October 28, 2012 and October 30, 2011 trade accounts receivable included unbilled receivables of $31.2 million and $33.4 million, respectively.

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions, customers’ financial condition, and current receivable aging and payment patterns. Additions to the allowance for doubtful accounts are recorded to Selling, Administrative and Other Operating Expense. The Company also maintains a sales allowance for specific customers related to volume discounts and billing disputes. The amount of the sales allowance is determined based on discount estimates and historical credits issued and additions to the sales allowance are recorded as a reduction to net revenue. Account balances are written off against the allowances when the Company believes it is probable the amount will not be received.

For the years ended October 28, 2012, October 30, 2011 and October 30, 2010, the activity in the allowance accounts is as follows (in thousands):

	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year

Year Ended October 28, 2012:
Sales allowance	$1,169	$(618)	$(7)	$544
Allowance for doubtful accounts	1,154	732	(531)	1,355

	$2,323	$114	$(538)	$1,899

	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year

Year Ended October 30, 2011:
Sales allowance	$2,484	$(1,288)	$(27)	$1,169
Allowance for doubtful accounts	503	814	(163)	1,154

	$2,987	$(474)	$(190)	$2,323

	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year

Year Ended October 31, 2010:
Sales allowance	$2,475	$302	$(293)	$2,484
Allowance for doubtful accounts	765	663	(925)	503

	$3,240	$965	$(1,218)	$2,987

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

NOTE 6: Property, Equipment and Software

Property, equipment and software consisted of (in thousands):

	Year ended

	October 28, 2012	October 30, 2011

Land and buildings	$23,399	$25,060
Machinery and equipment	139,736	136,903
Leasehold improvements	13,051	13,528
Less: Accumulated depreciation and amortization	(148,177)	(143,001)

Property and equipment	28,009	32,490
Software	102,120	99,607
Less: Accumulated amortization	(91,077)	(88,827)

Property, equipment, and software, net	$39,052	$43,270

Depreciation and amortization expense totaled $15.1 million, $18.3 million, and $22.3 million for the fiscal years ended 2012, 2011, and 2010, respectively. Depreciation and amortization is included in Cost of Other Revenue and Selling, Administrative and Other Operating Costs in the consolidated statements of operations.

On July 31, 2012, the Company sold a building located in California for $5.1 million in cash, net of related expenses, resulting in a gain of $4.4 million.

NOTE 7: Purchased Intangible Assets, Net and Goodwill

Purchased intangible assets, excluding goodwill, as of October 28, 2012 and October 30, 2011 are summarized as follows (in thousands):

	October 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

Finite-lived customer relationships	$7,963	$(5,701)	$2,262	1.7
Indefinite-lived tradename	495	-	495

Total	$8,458	$(5,701)	$2,757

	October 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

Finite-lived customer relationships	$7,963	$(4,316)	$3,647	2.6
Indefinite-lived tradename	495	-	495

Total	$8,458	$(4,316)	$4,142

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

The amount of amortization expense for purchased intangible assets in each of the succeeding five years is estimated to be as follows (in thousands):

Fiscal Year	Amount
2013	$1,369
2014	813
2015	22
2016	22
2017	22

The following represents the change in the carrying amount of goodwill during each fiscal year (in thousands):

Staffing Services
Balance as of October 30, 2011
Goodwill	$10,595
Accumulated impairment losses	(2,756)
Foreign currency translation adjustment	71

Goodwill, net of impairment losses	$7,910

Balance as of October 28, 2012
Goodwill	$10,666
Accumulated impairment losses	(2,756)
Foreign currency translation adjustment	(22)

Goodwill, net of impairment losses	$7,888

In fiscal 2008, the Company identified and recorded an impairment of intangible assets and goodwill of $135.2 million of which $83.6 million related to goodwill for the Computer System segment, $39.2 million related to intangible assets of the Computer Systems segment, $8.2 million related to goodwill for the Other segment and $2.8 million related to goodwill for the Staffing Services segment.

NOTE 8: Accrued Insurance

(a)	Casualty Insurance Program

Workers’ compensation insurance is purchased through mandated participation in certain state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a retrospective experience-rated insurance program for losses exceeding specified deductible levels and the Company is self-insured for losses below the specified deductible limits.

The Company makes premium payments based upon an estimate of the ultimate underlying exposure, such as the amount and type of labor utilized. The premiums are subsequently adjusted based on actual

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

claims experience. The experience modification process includes establishing loss development factors, based on the historical claims experience of the Company as well as industry experience, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. Adjustments to final paid premiums are determined as of a future date up to three years after the end of the respective policy year, using the level of claims paid and incurred. Under the insurance program, any additional losses incurred greater than the policy deductible limit arising from claims associated with an insurance policy are absorbed by the insurer and not the Company.

The Company recognizes expense and establishes accruals for amounts estimated to fund incurred amounts up to the policy deductible, both reported and not yet reported, and for related legal and other costs. The Company develops estimates for losses incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Expense recognized by the Company under its casualty insurance program amounted to $14.3 million, $13.4 million and $16.3 million in fiscal years 2012, 2011, and 2010, respectively.

(b)	Medical Insurance Programs

The Company is self-insured for a majority of its medical benefit programs for contingent and internal employees. Eligible contingent staff on assignment with customers are offered medical benefits through the program utilized for the Company’s internal staff in addition to a fully insured program administered through a third party. Effective January 1, 2011, the medical benefits for a majority of contingent employees were moved to a fully insured program administered by an HMO. While the Company provides the majority of medical benefits for internal staff through a self-insured arrangement with a third-party administrator, it also maintains insurance coverage for a portion of that medical program (primarily through HMOs) as well as the entire dental program. Employees contribute a portion of the cost of these medical benefit programs.

The liability for the self-insured medical benefits is limited on a per claimant basis through the purchase of stop-loss insurance. The Company’s retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected losses based on statistical analyses of historical data. Amounts contributed by employees and additional amounts necessary to fund the self-insured program administered by the third party are transferred to a 501(c)(9) employee welfare benefit trust. Accordingly, these amounts, other than the current liabilities for the employee contributions and expected loss amounts not yet remitted to the trust, do not appear on the consolidated balance sheet of the Company. The Company records the expense associated with the expected losses, net of employee contributions, in Direct Cost of Staffing Services Revenue, Cost of Other Revenue, or Selling, Administrative and Other Operating Costs, depending on the employee’s role. Expense recognized by the Company under its self-insured medical benefit programs amounted to $12.6 million, $7.6 million and $14.0 million in fiscal years 2012, 2011, and 2010, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

NOTE 9: Deferred Revenue, Net

Deferred revenue arises primarily related to certain software systems and staffing arrangements. Software systems revenue arises from software development and customization, sale of software licenses and computer hardware, installation, implementation and integration services and PCS. Because the Company is not able to establish the fair value for these various elements, the Company defers all revenue and related direct costs for these arrangements until customer acceptance of delivered elements is received and the only undelivered elements are services that are not essential to the functionality of the software solution. At that time revenue and cost recognition commences and the total arrangement fee is recognized ratably over the remaining period of performance of the arrangement, which is typically the PCS period. Accordingly, cash is generally received in advance of revenue recognition. As of October 28, 2012 and October 30, 2011, the Company had deferred revenue associated with software system sales of $23.3 million and $54.9 million, which is presented net of related deferred costs of $3.5 million and $16.0 million, respectively.

Deferred revenue also arises from service arrangements, primarily for staffing services, when services are provided despite the customer arrangement not yet being finalized, typically due to ongoing customer negotiations. In these instances the Company must defer recognition of revenue until arrangements are finalized or in some cases until cash is received. Additionally, certain customer arrangements include performance guarantees and cancellation provisions that result in deferred revenue until the service has been performed and the amounts are not contingent upon future events. As of October 28, 2012 and October 30, 2011, the Company had received payments but deferred the revenue associated with arrangements where customer arrangements were not finalized or the revenue is contingent upon future events of $8.7 million and $15.6 million, respectively.

Deferred revenue is classified as current or non-current based on the anticipated period in which the revenue is expected to be recognized.

NOTE 10: Income Taxes

Income (loss) before income taxes is derived from (in thousands):

	Year ended

	October 28, 2012	October 30, 2011	October 31, 2010

U.S. Domestic	$(18,008)	$3,511	$(38,419)
International, principally Europe	6,796	11,770	4,658

	$(11,212)	$15,281	$(33,761)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

Income tax expense (benefit) by taxing jurisdiction consists of (in thousands):

	Year ended

	October 28, 2012	October 30, 2011	October 31, 2010

Current:
U.S. Federal	$(558)	$991	$(8,728)
State and local	75	(528)	216
International, principally Europe	1,068	4,122	3,875

	$585	$4,585	$(4,637)

Deferred:
U.S. Federal	$-	$-	$54,904
State and local	-	(2,500)	13,160
International, principally Europe	1,806	(2,433)	(813)

	1,806	(4,933)	67,251

	$2,391	$(348)	$62,614

The difference between the income tax provision (benefit) on income (loss) and the amount computed at the U.S. federal statutory rate is due to (in thousands):

	Year ended

	October 28, 2012	October 30, 2011	October 31, 2010

U.S. federal statutory rate	$(3,924)	$5,349	$(11,816)
State income tax, net of US federal tax benefits	(95)	495	11,479
Income from international sources	2,127	5,312	2,832
Foreign permanent differences	(286)	841	1,246
International tax rate differentials	98	(1,274)	(589)
Foreign tax credit	-	(1,857)	(3,675)
General business credits	(2,967)	(5,363)	(1,300)
Meals and entertainment	1,713	2,013	1,742
Other, net	(770)	1,732	(75)
Change in valuation allowance for deferred tax assets	6,495	(7,596)	62,770

	$2,391	$(348)	$62,614

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include operating loss carry forwards. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended

	October 28, 2012	October 30, 2011

Deferred tax assets:
Net operating loss carryforwards	$35,163	$22,488
U.S. federal tax credit carryforwards	20,018	15,781
Purchased intangible assets	15,683	16,274
Deferred income	13,809	23,073
Compensation accruals	7,949	7,791
Accelerated tax depreciation and amortization	1,538	369
Other accruals, reserves and allowances	519	1,686
Other, net	5,585	8,279

Total deferred tax assets	100,264	95,741
Less valuation allowance	(82,952)	(76,374)

Deferred tax assets, net	$17,312	$19,367

	Year ended

	October 28, 2012	October 30, 2011

Deferred tax liabilities:
Unremitted earnings from foreign subsidiaries	$8,974	$8,833
Software development costs	891	718
Other, net	5,139	5,681

Total deferred tax liabilities	15,004	15,232

Net deferred tax asset	$2,308	$4,135

Balance sheet classification
Current assets	$1,321	$3,382
Non-current assets	6,019	6,461
Current liabilities	(2,273)	(2,216)
Non-current liabilities	(2,759)	(3,492)

Net deferred tax asset	$2,308	$4,135

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

Current deferred tax assets are included in Other Current Assets and current deferred tax liabilities are included in Accrued Insurance and Other in the consolidated balance sheet.

At October 28, 2012, the Company has available unused U.S. federal net operating loss (NOL) carry forwards of $63.4 million, U.S. state NOL carry forwards of $188.6 million, and international NOL carry forwards of $27.6 million. As of October 28, 2012, the U.S. federal NOL carry forwards can be carried forward through 2032, the U.S. state NOL carry forwards expire at various dates through 2032, and the international NOL carry forwards expire at various dates with some indefinite. The Company expects the temporary differences associated with deferred income to result in additional NOL carry forwards that, along with the rest of the net deferred tax assets, will be primarily dependent upon future taxable income for realization.

A valuation allowance has been recognized due to the uncertainty of realization of the loss carry forwards and other deferred tax assets, primarily because beginning in fiscal year 2010 the Company’s cumulative U.S. domestic and certain non-US results for each three-year period were a loss. Accordingly, the Company recorded a full valuation allowance against U.S. domestic and certain non-U.S. deferred tax assets as a non-cash charge to income tax expense. The cumulative loss continued in fiscal years 2011 and 2012 so the Company maintained a full valuation allowance against its U.S. domestic and certain non-U.S. deferred tax assets resulting in a total valuation allowance of $83.0 million and $76.4 million for fiscal 2012 and fiscal 2011, respectively. In reaching this conclusion, the Company considered the U.S. domestic demand for contingent staffing, software systems and other services and a decline in recent operating results which led to operating losses causing the Company to be in a three-year cumulative loss position. Management believes that the remaining deferred tax assets, primarily related to international locations, are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction by jurisdiction basis.

At October 28, 2012, the undistributed earnings of the Company’s non-U.S. subsidiaries are not intended to be permanently invested outside of the U.S., therefore, U.S. deferred taxes have been provided on the unremitted earnings.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The following table sets forth the change in the accrual for uncertain tax positions, excluding interest and penalties (in thousands):

	Year ended
	October 28, 2012	October 30, 2011
Balance, beginning of year	$10,287	$9,601
Increase related to current year tax provisions	1,069	710
Lapse of statute of limitations	(284)	(24)

	$11,072	$10,287

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

Of the total unrecognized tax benefits, at October 28, 2012 and October 30, 2011, approximately $5.9 million and $5.7 million, respectively, would affect the Company’s effective income tax rate, if and when recognized in future years. The amount accrued for related potential interest and penalties at October 28, 2012 and October 30, 2011 was $2.5 million and $2.0 million, respectively. The Company does not currently anticipate that its existing reserves related to uncertain tax positions as of October 28, 2012 will significantly increase or decrease in subsequent periods; however, various events could cause the Company’s current expectations to change in the future.

The Company is subject to taxation at the federal, state and local level in the U.S. and in various international jurisdictions. With few exceptions, the Company is generally no longer subject to examination by the U.S. federal, state, local or non-U.S. income tax authorities for years before fiscal 2004. The Company is currently under examination by the Canada Revenue Authority for tax years 2007-2010.

The following describes the open tax years, by major tax jurisdiction, as of October 28, 2012:

United States – Federal	2004-present

United States – State	2004-present

Canada	2006-present

Germany	2006-present

United Kingdom	2006-present

NOTE 11: Debt

(a)	Short-Term Borrowings

The Company had borrowings at October 28, 2012, of $144.9 million under various short-term credit facilities that provided for up to $195.0 million in borrowings and letters of credit, and under which it was required to maintain cash collateral of $35.6 million. Available borrowing was $30.0 million under the Short-Term Financing Program and $20.2 million under the Short-Term Credit Facility as of October 28, 2012.

i)	Short-Term Financing Program

The Short-Term Financing Program provided for up to $150.0 million of borrowing under a commercial paper program supported by a credit agreement secured by receivables from the staffing services business. The program was amended on April 29, 2013, to extend the program expiration date to December 31, 2014 and increase the credit available from $150.0 million to $200.0 million. The program is subject to termination under certain circumstances including the default rate on receivables, as defined, exceeding a specified threshold or the rate of collections on receivables failing to meet a specified threshold. At October 28, 2012, the Company was in compliance with the program covenants.

At October 28, 2012 and October 30, 2011, the Company had outstanding borrowing under the program of $120.0 million and $90.0 million, respectively, and bore a weighted average annual interest rate of 1.5% and 1.8%, respectively, which is inclusive of certain facility and program fees.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

ii)	Short-Term Credit Facility

The Short-Term Credit Facility provided for up to $42.0 million of borrowing in various currencies secured by cash collateral covering 105% of certain baseline amounts, of which up to $15.0 million could be used for letters of credit. The facility is subject to a facility fee and borrowings bear various interest rate options calculated using a combination of LIBOR and prime rates plus a margin over those rates. The facility was amended on January 25, 2013, to extend the expiration date to March 31, 2015, increase the borrowing available to $45.0 million, increase the amount that may be used for letters of credit to $25.0 million, and require minimum liquidity of $15.0 million in unrestricted cash or Short-Term Financing Program borrowing availability. The amendment also removed financial ratio covenants and certain limitations previously placed on incurring additional indebtedness, the level of annual capital expenditures, the amount of investments, including business acquisitions and mergers, and the amount of loans that may be made by the Company to its subsidiaries. At October 28, 2012, the Company was in compliance with the facility covenants.

At October 28, 2012 and October 30, 2011 the Company had drawn under the facility $21.9 million and $19.4 million, respectively, in various currencies used to hedge the Company’s net investment in certain foreign subsidiaries and $3.0 million in letters of credit outstanding. At October 28, 2012 and October 30, 2011 borrowings bore a weighted average annual interest rate of 3.1% and 3.8% respectively, inclusive of the facility fee.

(b)	Long-Term Debt

The Company has $9.8 million outstanding at October 28, 2012 under a twenty-year fully amortizing loan that ends on October 1, 2021, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, secured by a deed of trust on certain land and buildings.

Long-term debt consists of the following (in thousands):

	Year ended
	October 28, 2012	October 30, 2011

8.2% term loan	$9,801	$10,509
Less amounts due within one year	768	708

Total long-term debt	$9,033	$9,801

Principal payment maturities on long-term debt outstanding at October 28, 2012 are:

Fiscal year	Amount
2013	$768
2014	834
2015	904
2016	981
2017	1,065
Thereafter	5,249

Total	$9,801

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

NOTE 12: Hedging

The Company enters into non-derivative financial instruments to hedge its net investment in certain foreign subsidiaries. During fiscal years 2010 through 2012, the Company primarily used short-term foreign currency borrowings to hedge its net investments in certain foreign operations.

At October 28, 2012 and October 30, 2011, the Company had outstanding $21.9 million and $19.4 million, respectively, of foreign currency denominated short-term borrowings used to hedge the Company’s net investment in certain foreign subsidiaries. The Company does not designate and document these instruments as hedges under ASC 815 “Derivatives and Hedging”, and as a result gains and losses associated with these instruments are included in Foreign Exchange Gain (Loss), net in our consolidated statements of operations. For fiscal years 2012, 2011 and 2010, net gains/ (losses) on these borrowings and instruments of ($0.6) million, $0.5 million and $0.0 million, respectively, were included in Foreign Exchange Gain (Loss), net.

NOTE 13: Stockholders’ Equity

(a)	Common Stock

Each outstanding share of common stock is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during fiscal years 2012, 2011 or 2010. The holders of common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. There is no preferred stock outstanding.

(b)	Treasury Stock

On June 2, 2008, the Company’s Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase up to an additional 1,500,000 shares of the Company’s common stock. Shares repurchased prior to this authorization plan were purchased under a previous buy-back plan that was approved by the Board of Directors on September 6, 2006. The 2006 plan approved the repurchase of up to 1,500,000 of the Company’s common stock. No shares were repurchased in 2012 or 2011. As of October 28, 2012 the Company may purchase up to 309,255 additional shares under the 2008 authorization, subject to limitations contained in the Company’s debt agreements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

(c)	Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) are as follows (in thousands):

	Foreign currency gains/(losses)	Unrealized gains/(losses) on securities	Accumulated other comprehensive income (loss)

October 31, 2010	$(2,573)	$38	$(2,535)
Current period other comprehensive income (loss)	568	(104)	464

October 30, 2011	$(2,005)	$(66)	$(2,071)

Current period other comprehensive income (loss)	(671)	3	(668)

October 28, 2012	$(2,676)	$(63)	$(2,739)

NOTE 14: Stock Compensation Plans

The Company had two share-based compensation plans as of October 28, 2012, the 2006 Plan and 1995 Plan, which are discussed below. There were 957,050 shares available for future grants at October 28, 2012.

2006 Plan

The shareholders of the Company approved the Volt Information Sciences, Inc. 2006 Incentive Stock Plan (2006 Plan) in April 2007. The 2006 Plan permits the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock and Restricted Stock Units related to the Company’s common stock to employees and nonemployee directors of the Company through September 6, 2016. The aggregate number of shares that may be issued pursuant to awards made under the 2006 Plan shall not exceed 1,500,000 shares and the options will be granted at a price of no less than 100% of the fair market value of the Company’s common stock at the date of grant.

On December 18, 2007, the Company granted to employees (i) 233,000 restricted stock units with a weighted average grant date fair value of $13.32 and (ii) non-qualified stock options to purchase 152,996 shares of the Company’s common stock at a weighted average exercise price of $13.32 per share under the 2006 Plan. If certain net income targets were met in fiscal years 2007 through 2011, the restricted stock units would begin to vest over a five-year period through 2016. Similarly, if certain net income targets were met in fiscal years 2008 through 2012, substantially all the stock options would vest over a four-year period through 2016. There was no compensation expense recognized on the grants with net income targets for the fiscal years 2012, 2011, and 2010 because the achievement was not deemed probable. These targets were not met and restricted stock units and options were forfeited in October 2011 and October 2012, respectively.

On May 11, 2011, the Company granted certain employees non-qualified stock options to purchase 15,000 shares of the Company’s stock under the 2006 Plan. These options are time based and vest over a five year period.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

On August 2, 2011, the Company granted certain employees of the Company non-qualified stock options to purchase 7,000 shares of the Company’s common stock. If certain performance targets were not met during fiscal 2012, these options would forfeit at a rate of 20% over a ten week period. The targets were not met and the options forfeited in fiscal 2012.

The following table summarizes transactions involving outstanding stock options and non-vested restricted stock and restricted stock unit awards (stock awards) under the 2006 plan:

	Stock Options				Stock Awards
2006 Plan	Number of shares	Weighted average exercise price	Weighted average contractual life	Aggregate Intrinsic Value	Number of shares	Weighted average grant date fair value
			(in years)	(in thousands)
Outstanding – November 1, 2009	772,749	$7.48	9.13	$1,112	192,170	$13.32
Granted	-	-			-	-
Exercised	(2,000)	6.39			-	-
Forfeited	(20,966)	7.34			(3,028)	13.32

Outstanding – October 31, 2010	749,783	7.48	8.21	1,059	189,142	13.32
Granted	22,000	10.06			-	-
Expired	(5,600)	6.39			-	-
Forfeited	(51,166)	8.34			(189,142)	13.32

Outstanding – October 30, 2011	715,017	7.51	7.31	232	-	-

Granted	-	-
Expired	(27,800)	6.39
Forfeited	(149,267)	11.25

Outstanding – October 28, 2012	537,950	$6.53	6.43	$314

Expected to vest at October 28, 2012	205,700	$6.52	6.41	$119

Exercisable at October 28, 2012	332,250	$6.51	6.38	$195

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

The following table summarizes transactions involving outstanding stock options under the 1995 plan:

1995 Plan	Number of shares	Weighted average exercise price	Weighted average contractual life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding – November 1, 2009	61,530	$12.81	2.20	$13
Exercised	-	-
Expired	(15,480)	14.79

Outstanding – October 31, 2010	46,050	12.14	1.90	13
Exercised	-	-
Expired	(17,400)	12.03

Outstanding – October 30, 2011	28,650	12.21	1.39	-
Exercised	-	-
Expired	(10,950)	10.42

Outstanding – October 28, 2012	17,700	13.31	1.01	-

Vested and exercisable at October 28, 2012	17,700	$13.31	1.01	$-

There were no shares exercised in 2012, 2011 or 2010.

In calculating share-based compensation costs, the Company estimated the fair value of each stock option grant using the Black-Scholes option-pricing model. There were no grants in fiscal year 2010 and 2012. The assumptions used to estimate the fair value stock options were as follows for the 2011 fiscal year:

October 30, 2011
Weighted-average fair value of stock option granted	7.06
Expected volatility	59%
Expected term (in years)	10
Risk-free interest rate	3.0
Expected dividend yield	0

Share based compensation expense was recognized in Selling, Administrative and Other Operating Costs in the Company’s Consolidated Statements of Operations for the fiscal years ended 2012, 2011, and 2010, respectively. The following table details this information (in thousands):

	Year ended

	October 28, 2012	October 30, 2011	October 31, 2010
2006 Stock Incentive Plan
Selling, administrative and other operating costs	$127	$460	$1,044

	$127	$460	$1,044

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

As of October 28, 2012 there was $0.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted average period of 1.7 years. All of the unrecognized compensation cost relates to the 2006 Plan.

NOTE 15: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Year ended

	October 28, 2012	October 30, 2011	October 31, 2010

Numerator
Net income (loss)	$(13,603)	$15,629	$(96,375)

Denominator
Basic weighted average number of common shares	20,813	20,813	20,812
Dilutive weighted average number of common shares	20,813	20,896	20,812
Net income (loss) per share – basic	$(0.65)	$0.75	$(4.63)
Net income (loss) per share – diluted	$(0.65)	$0.75	$(4.63)

Options to purchase 555,650, 743,667 and 795,833 shares of the Company’s common stock were outstanding at October 28, 2012, October 30, 2011 and October 31, 2010, respectively. Additionally, there were no restricted stock units outstanding at October 28, 2012 and October 30, 2011. At October 31, 2010 there were 189,142 restricted stock units outstanding. The options and restricted stock units were not included in the computation of diluted loss per share in fiscal 2012 and 2010 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those fiscal years.

NOTE 16: Related Party Transactions

During fiscal 2012, 2011, and 2010, the law firm of which Lloyd Frank, a member of the Company’s Board of Directors, is of counsel rendered services to the Company in the amount of $4.3 million, $4.3 million, and $4.2 million, respectively. In addition, during fiscal 2012, 2011, and 2010 the Company paid $72,500, $48,000 and $81,840, respectively, to Michael Shaw, Ph.D., son of Jerry Shaw, Executive Officer, and brother of Steven Shaw, the then Chief Executive Officer and a Director, for services rendered to the Company.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

NOTE 17: Commitments and Contingencies

a)	Leases

The future minimum rental commitments as of October 28, 2012 for all non-cancelable operating leases were as follows (in thousands):

Leases
Fiscal year:
2013	$17,459
2014	14,662
2015	12,071
2016	5,540
2017	3,805
Thereafter	2,485

Many of the leases also require the Company to pay and contribute to property taxes, insurance and ordinary repairs and maintenance. The lease agreements, which expire at various dates through 2018, may be subject in some cases to renewal options, early termination options or escalation clauses.

Rental expense for all operating leases for fiscal years 2012, 2011, and 2010 was $19.8 million, $20.3 million, and $22.3 million, respectively.

In July 2013, the Company executed a lease for additional space with aggregate future minimal rental commitments of $4.1 million which expires in April 2019. The future minimum rental commitment table above excludes this commitment.

b)	Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company’s loss contingencies not discussed elsewhere consist primarily of claims and legal actions arising in the normal course of business related to contingent worker employment matters in the Staffing Services segment. These matters are at varying stages of investigation, arbitration or adjudication. The Company has accrued for losses on individual matters that are both probable and reasonably estimable.

Estimates are based on currently available information and assumptions. Significant judgment is required in both the determination of probability and the determination of whether a matter is reasonably estimable. The Company’s estimates may change and actual expenses could differ in the future as additional information becomes available.

c)	Indemnification

The Company indemnifies its officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was, serving at the Company’s request in such capacity, as permitted under New York law. The Company has paid and continues to pay legal counsel fees incurred by an officer who is involved with an SEC inquiry. This individual is required to repay the Company for such fees if he is ultimately found not to be entitled to indemnification.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

NOTE 18: Subsequent Events

Short-Term Borrowings

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

On April 29, 2013, the credit available under the Short-Term Financing Program was increased to $200 million from $150 million.

On August 29, 2013, the benchmark interest rate for which interest is charged on the sale of receivables was changed from the commercial paper rate to LIBOR.

As of October 18, 2013, the amounts outstanding under the Short-Term Financing Program and Short-Term Credit Facility were $150.0 million and $22.4 million, respectively.

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

On September 27, 2013, Steven A. Shaw resigned as a member of the Board of Directors of Volt Information Sciences, Inc.

NOTE 19: Segment Disclosures

The Company’s operating segments are determined in accordance with the Company’s internal management structure, which is based on operating activities. The Company’s previously reported fiscal 2010 segment operating income (loss) has been recast to conform to the Company’s current presentation, which has been revised to include the Telecommunications segment with the Other segment.

Segment operating income (loss) is comprised of segment net revenues less direct cost of staffing services revenue or cost of other revenue, selling, administrative and other operating costs,

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

amortization of purchased intangible assets and restructuring costs. The Company allocates all operating costs except for the corporate-wide general and administrative costs and fees related to restatement and associated investigations to the segments. These allocations are included in the calculation of each segment’s operating income (loss).

Financial data concerning the Company’s sales and segment operating income (loss) by reportable operating segment for the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010, are summarized in the following table (in thousands):

	For the year ended October 28, 2012

	Total	Staffing Services	Computer Systems	Other

Net Revenue	$2,246,127	$2,027,601	$99,679	$118,847
Expenses
Direct cost of staffing services revenue	1,738,933	1,738,933	-	-
Cost of other revenue	163,853	-	68,281	95,572
Selling, administrative and other operating costs	300,116	251,410	26,897	21,809
Amortization of purchased intangible assets	1,382	47	859	476

Segment operating income	41,843	37,211	3,642	990
Corporate general and administrative	10,731
Gain on sale of building	(4,418)
Fees related to restatement and associated investigations	42,906

Operating loss	(7,376)

Other income (expense), net	(3,836)

Loss before income tax provision	$(11,212)

	For the year ended October 30, 2011

	Total	Staffing Services	Computer Systems	Other

Net Revenue	$2,238,109	$1,957,905	$165,349	$114,855
Expenses
Direct cost of staffing services revenue	1,698,711	1,698,711	-	-
Cost of other revenue	166,211	-	76,022	90,189
Selling, administrative and other operating costs	294,410	244,343	28,835	21,232
Amortization of purchased intangible assets	1,347	15	855	477

Segment operating income	77,430	14,836	59,637	2,957
Corporate general and administrative	8,472
Fees related to restatement and associated investigations	49,193

Operating income	19,765

Other income (expense), net	(4,484)

Income before income tax provision	$15,281

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

	For the year ended October 31, 2010

	Total	Staffing Services	Computer Systems	Other

Net Revenue	$1,956,412	$1,732,348	$101,814	$122,250
Expenses
Direct cost of staffing services revenue	1,479,562	1,479,562	-	-
Cost of other revenue	178,268	-	68,685	109,583
Selling, administrative and other operating costs	284,526	232,701	29,464	22,361
Amortization of purchased intangible assets	1,434	100	857	477
Restructuring costs	3,149	1,336	1,813	-

Segment operating income (loss)	9,473	18,649	995	(10,171)
Corporate general and administrative	10,038
Fees related to restatement and associated investigations	29,158

Operating loss	(29,723)

Other income (expense), net	(4,038)

Loss before income tax provision	$(33,761)

Assets of the Company by reportable operating segment are summarized in the following table (in thousands):

	Year ended

	October 28, 2012	October 30, 2011

Assets:
Staffing services	$355,540	$351,175
Computer systems	42,502	46,401
Other	44,545	47,395

	442,587	444,971
Cash, investments and other corporate assets	114,985	134,508

Total assets	$557,572	$579,479

Sales to external customers and long-lived assets of the Company by geographic area are as follows (in thousands):

	Year ended

	October 28, 2012	October 30, 2011	October 31, 2010

Net Revenue:
Domestic	$2,019,485	$2,004,352	$1,802,385
International, principally Europe	226,642	233,757	154,027

Net Revenue:	$2,246,127	$2,238,109	$1,956,412

	Year ended

	October 28, 2012	October 30, 2011

Long-Lived Assets:
Domestic	$32,748	$36,146
International, principally Europe	6,304	7,124

Long-Lived Assets:	$39,052	$43,270

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

Capital expenditures and depreciation and amortization by the Company’s operating segments are as follows (in thousands):

	Year ended
	October 28, 2012	October 30, 2011	October 31, 2010

Capital expenditures:
Staffing services	$9,554	$12,666	$9,261
Computer systems	1,872	1,914	2,395
Other	187	324	975

Total segments	11,613	14,904	12,631
Corporate	2,089	3,013	613

	$13,702	$17,917	$13,244

Depreciation and amortization:
Staffing services	$8,588	$8,371	$9,321
Computer systems	4,680	7,002	9,831
Other	1,870	2,070	2,801

Total segments	15,138	17,443	21,953
Corporate	1,375	2,292	1,740

	$16,513	$19,735	$23,693

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

NOTE 20: Quarterly Financial Information (unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each quarter in the fiscal years ended October 28, 2012 and October 30, 2011.

The following table presents selected Consolidated Statements of Operations data for each quarter for the fiscal year ended October 28, 2012 (in thousands):

	January 29, 2012	April 29, 2012	July 29, 2012	October 28, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE:
Staffing services	$479,217	$521,278	$508,154	$518,952
Other revenue	63,876	52,165	49,878	52,607

NET REVENUE	543,093	573,443	558,032	571,559

EXPENSES:
Direct cost of staffing services revenue	415,868	441,341	441,124	440,600
Cost of other revenue	43,435	42,759	38,296	39,363
Selling, administrative and other operating costs	74,492	77,003	78,093	81,259
Amortization of purchased intangible assets	345	345	344	348
Gain on sale of building	-	-	-	(4,418)
Fees related to restatement and associated investigations	9,031	9,169	9,800	14,906

TOTAL EXPENSES	543,171	570,617	567,657	572,058

OPERATING INCOME (LOSS)	(78)	2,826	(9,625)	(499)

OTHER INCOME (EXPENSE):
Interest income	124	118	227	123
Interest expense	(703)	(699)	(736)	(726)
Foreign exchange gain (loss), net	455	(1,043)	774	(317)
Other expense, net	(293)	(324)	(321)	(495)

INCOME (LOSS) BEFORE INCOME TAXES	(495)	878	(9,681)	(1,914)

Income tax provision	402	331	1,560	98

NET INCOME (LOSS)	$(897)	$547	$(11,241)	$(2,012)

PER SHARE DATA:
Basic:
Net income (loss)	$(0.04)	$0.03	$(0.54)	$(0.10)
Weighted average number of shares	20,813	20,813	20,813	20,813
Diluted:
Net income (loss)	$(0.04)	$0.03	$(0.54)	$(0.10)
Weighted average number of shares	20,813	20,902	20,813	20,813

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

The following table presents selected Consolidated Statements of Operations data for each quarter for the fiscal year ended October 30, 2011 (in thousands):

	January 30, 2011	May 1, 2011	July 31, 2011	October 30, 2011

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE:
Staffing services	$469,166	$494,277	$490,997	$503,465
Other revenue	66,519	64,019	64,933	84,733

NET REVENUE	535,685	558,296	555,930	588,198

EXPENSES:
Direct cost of staffing services revenue	403,032	431,057	430,081	434,541
Cost of other revenue	40,870	38,507	40,658	46,176
Selling, administrative and other operating costs	73,536	75,220	76,636	77,490
Amortization of purchased intangible assets	313	344	345	345
Fees related to restatement and associated investigations	15,517	12,415	9,821	11,440

TOTAL EXPENSES	533,268	557,543	557,541	569,992

OPERATING INCOME (LOSS)	2,417	753	(1,611)	18,206

OTHER INCOME (EXPENSE):
Interest income	183	170	169	165
Interest expense	(654)	(619)	(613)	(690)
Foreign exchange gain (loss), net	411	(2,159)	553	626
Other expense, net	(789)	(306)	(431)	(500)

INCOME (LOSS) BEFORE INCOME TAXES	1,568	(2,161)	(1,933)	17,807

Income tax provision (benefit)	(2,371)	110	110	1,803

NET INCOME (LOSS)	$3,939	$(2,271)	$(2,043)	$16,004

PER SHARE DATA:

Basic:
Net income (loss)	$0.19	$(0.11)	$(0.10)	$0.77
Weighted average number of shares	20,813	20,813	20,813	20,813
Diluted:
Net income (loss)	$0.19	$(0.11)	$(0.10)	$0.77
Weighted average number of shares	20,850	20,813	20,813	20,866

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

The following table presents selected Consolidated Balance Sheet data for each quarter for the fiscal year ended October 28, 2012 (in thousands):

	January 29, 2012	April 29, 2012	July 29, 2012	October 28, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,399	$28,425	$33,118	$26,483
Restricted cash	80,654	87,424	73,681	61,927
Short-term investments	5,370	5,608	5,482	5,611
Trade accounts receivable, net	291,831	340,145	328,189	334,947
Recoverable income taxes	13,100	13,564	13,775	13,884
Prepaid insurance	10,855	17,140	12,372	11,138
Other current assets	19,898	17,951	18,861	15,406

TOTAL CURRENT ASSETS	468,107	510,257	485,478	469,396

Prepaid insurance and other assets, excluding current portion	28,790	24,678	29,624	32,460
Deferred income taxes	6,459	6,462	6,458	6,019
Property, equipment and software, net	41,768	40,632	40,473	39,052
Purchased intangible assets, net	11,550	11,402	10,732	10,645

TOTAL ASSETS	$556,674	$593,431	$572,765	$557,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued compensation	$54,666	$56,537	$58,279	$58,183
Accounts payable	98,850	110,244	92,206	86,523
Accrued taxes other than income taxes	29,555	37,339	30,901	29,361
Accrued insurance and other	40,362	36,859	34,770	34,927
Deferred revenue, net, current portion	30,357	30,704	31,649	24,240
Short-term borrowings, including current portion of long-term debt	105,529	125,831	144,246	145,727

TOTAL CURRENT LIABILITIES	359,319	397,514	392,051	378,961

Accrued insurance, excluding current portion	8,981	7,914	6,976	9,010
Deferred revenue, net, excluding current portion	10,261	8,300	6,452	4,268
Income taxes payable, excluding current portion	9,339	9,339	9,339	10,424
Deferred income taxes	3,494	3,493	3,531	2,759
Long-term debt, excluding current portion	9,615	9,425	9,231	9,033

TOTAL LIABILITIES	401,009	435,985	427,580	414,455

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-
Common stock	2,350	2,350	2,350	2,350
Paid-in capital	71,518	71,623	71,618	71,591
Retained earnings	126,270	126,944	115,771	113,795
Accumulated other comprehensive loss	(2,593)	(1,591)	(2,674)	(2,739)
Treasury stock, at cost	(41,880)	(41,880)	(41,880)	(41,880)

TOTAL STOCKHOLDERS’ EQUITY	155,665	157,446	145,185	143,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$556,674	$593,431	$572,765	$557,572

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

The following table presents selected Consolidated Balance Sheet data for each quarter for the fiscal year ended October 30, 2011 (in thousands):

	January 30, 2011	May 1, 2011	July 31, 2011	October 30, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,210	$38,004	$33,279	$44,567
Restricted cash	69,141	69,216	70,641	74,150
Short-term investments	5,485	5,793	5,631	5,583
Trade accounts receivable, net	290,826	315,256	314,733	320,459
Recoverable income taxes	12,327	12,966	15,482	12,540
Prepaid insurance	13,425	19,357	14,018	12,740
Other current assets	20,439	22,881	23,132	19,243

TOTAL CURRENT ASSETS	482,853	483,473	476,916	489,282

Prepaid insurance and other assets, excluding current portion	24,957	19,960	24,469	28,414
Deferred income taxes	9,485	9,494	9,492	6,461
Property, equipment and software, net	45,867	45,306	46,027	43,270
Purchased intangible assets, net	12,968	13,042	12,609	12,052

TOTAL ASSETS	$576,130	$571,275	$569,513	$579,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued compensation	$56,985	$57,869	$58,573	$60,291
Accounts payable	93,986	96,535	93,514	100,084
Accrued taxes other than income taxes	25,928	20,245	18,295	23,224
Accrued insurance and other	42,422	40,702	40,096	41,013
Deferred revenue, net, current portion	69,915	63,185	56,092	40,251
Short-term borrowings, including current portion of long-term debt	73,783	83,385	102,602	113,201

TOTAL CURRENT LIABILITIES	363,019	361,921	369,172	378,064

Accrued insurance, excluding current portion	10,770	9,755	7,122	7,916
Deferred revenue, net, excluding current portion	25,997	23,799	20,182	14,204
Income taxes payable, excluding current portion	8,612	8,612	8,612	9,339
Deferred income taxes	13,633	13,628	13,629	3,492
Long-term debt, excluding current portion	10,337	10,162	9,983	9,801

TOTAL LIABILITIES	432,368	427,877	428,700	422,816

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00	-	-	-	-
Common stock, par value $0.10	2,350	2,350	2,350	2,350
Paid-in capital	71,132	71,276	71,382	71,464
Retained earnings	115,116	112,774	110,554	126,800
Accumulated other comprehensive loss	(2,956)	(1,122)	(1,593)	(2,071)
Treasury stock, at cost	(41,880)	(41,880)	(41,880)	(41,880)

TOTAL STOCKHOLDERS’ EQUITY	143,762	143,398	140,813	156,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$576,130	$571,275	$569,513	$579,479

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

The following table presents selected Consolidated Cash Flows data for each quarter for the fiscal year ended October 28, 2012 (in thousands):

	Three Months Ended				Year ended

	January 29, 2012	April 29, 2012	July 29, 2012	October 28, 2012	October 28, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(897)	$547	$(11,241)	$(2,012)	$(13,603)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,354	4,075	4,022	4,062	16,513
Provisions for doubtful accounts and sales allowances	(138)	5	333	(86)	114
Unrealized foreign currency exchange loss (gain)	475	8	(427)	216	272
Gain on dispositions of property, equipment and software	(107)	(32)	(367)	(4,392)	(4,898)
Deferred income tax (benefit) provision	269	203	1,348	(14)	1,806
Share-based compensation expense related to employee stock options	54	105	(5)	(27)	127

Change in operating assets and liabilities:
Trade accounts receivable	28,558	(48,654)	11,663	(6,286)	(14,719)
Restricted cash related to customer contracts	(5,167)	(6,752)	13,451	12,082	13,614
Prepaid insurance and other assets	28	(84)	(3,864)	2,363	(1,557)
Accounts payable	(851)	11,265	(17,865)	(5,618)	(13,069)
Accrued expenses	3,854	4,969	(5,809)	(1,307)	1,707
Deferred revenue, net	(14,262)	(1,700)	(779)	(9,686)	(26,427)
Other liabilities	(79)	(54)	44	10	(79)
Income taxes	(682)	(588)	(271)	1,303	(238)

Net cash provided by (used in) operating activities	15,409	(36,687)	(9,767)	(9,392)	(40,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	718	358	399	445	1,920
Purchases of investments	(505)	(360)	(389)	(442)	(1,696)
Acquisitions, net	(1,822)	-	-	-	(1,822)
Proceeds from sales of property, equipment and software	485	375	1,379	5,419	7,658
Purchases of property, equipment, and software	(2,950)	(2,960)	(4,627)	(3,165)	(13,702)

Net cash provided by (used in) investing activities	(4,074)	(2,587)	(3,238)	2,257	(7,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash restricted as collateral for borrowings	(1,337)	(18)	292	(328)	(1,391)
Net change in short-term borrowings	(7,708)	20,312	18,415	1,435	32,454
Repayment of long-term debt	(172)	(175)	(178)	(183)	(708)

Net cash provided by (used in) financing activities	(9,217)	20,119	18,529	924	30,355

Effect of exchange rate changes on cash and cash equivalents	(287)	1,181	(831)	(424)	(360)
Net increase (decrease) in cash and cash equivalents	1,832	(17,974)	4,693	(6,635)	(18,084)
Cash and cash equivalents, beginning of period	44,567	46,399	28,425	33,118	44,567

Cash and cash equivalents, end of period	$46,399	$28,425	$33,118	$26,483	$26,483

Cash paid during the year
Interest expense	$697	$697	$740	$732	$2,866
Income taxes	$875	$833	$786	$1,246	$3,740

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 28, 2012

The following table presents selected Consolidated Cash Flows data for each quarter for the fiscal year ended October 30, 2011 (in thousands):

	Three Months Ended				Year ended

	January 30, 2011	May 1, 2011	July 31, 2011	October 30, 2011	October 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,939	$(2,271)	$(2,043)	$16,004	$15,629

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	5,218	5,004	4,756	4,757	19,735
Provisions for doubtful accounts and sales allowances	380	(1,758)	220	684	(474)
Unrealized foreign currency exchange loss (gain)	(220)	1,850	(607)	(542)	481
Gain on dispositions of property, equipment and software	(491)	(756)	(98)	(704)	(2,049)
Deferred income tax (benefit) provision	(2,453)	542	539	(3,561)	(4,933)
Share-based compensation expense related to employee stock options	128	143	107	82	460

Change in operating assets and liabilities:
Trade accounts receivable	37,981	(23,062)	813	(6,377)	9,355
Restricted cash related to customer contracts	2,883	(1,386)	3,892	(4,423)	966
Prepaid insurance and other assets	5,023	(2,886)	(2,036)	(1,355)	(1,254)
Accounts payable	(9,186)	2,568	(3,019)	6,569	(3,068)
Accrued expenses	(2,769)	(8,260)	(2,259)	7,465	(5,823)
Deferred revenue, net	(15,460)	(8,930)	(10,422)	(22,071)	(56,883)
Other liabilities	(138)	(265)	(454)	492	(365)
Income taxes	(205)	(749)	(2,849)	3,674	(129)

Net cash provided by (used in) operating activities	24,630	(40,216)	(13,460)	694	(28,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	570	498	357	1,431	2,856
Purchases of investments	(435)	(570)	(424)	(1,514)	(2,943)
Proceeds from sales of property, equipment and software	529	1,030	358	1,878	3,795
Purchases of property, equipment, and software	(5,243)	(4,321)	(5,243)	(3,110)	(17,917)

Net cash provided by (used in) investing activities	(4,579)	(3,363)	(4,952)	(1,315)	(14,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash restricted as collateral for borrowings	(669)	1,311	(5,316)	913	(3,761)
Net change in short-term borrowings	777	9,503	19,198	10,585	40,063
Repayment of long-term debt	(158)	(161)	(165)	(168)	(652)

Net cash provided by (used in) financing activities	(50)	10,653	13,717	11,330	35,650

Effect of exchange rate changes on cash and cash equivalents	125	(280)	(30)	579	394
Net increase (decrease) in cash and cash equivalents	20,126	(33,206)	(4,725)	11,288	(6,517)
Cash and cash equivalents, beginning of period	51,084	71,210	38,004	33,279	51,084

Cash and cash equivalents, end of period	$71,210	$38,004	$33,279	$44,567	$44,567

Cash paid during the year
Interest expense	$658	$616	$639	$672	$2,585
Income taxes	$674	$824	$2,372	$1,987	$5,857