Form 10-K
period 2013-11-03
VOLT INFORMATION SCIENCES, INC.
filed 2014-01-31
CIK 103872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 3, 2013

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

As of January 24, 2014 there were 20,849,462 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

VOLT INFORMATION SCIENCES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 3, 2013

EXPLANATORY NOTE

Financial Reports for the Company’s 2013 Fiscal Year.

Volt Information Sciences, Inc. (the “Company” or “Volt”) previously restated its Consolidated Financial Statements for the fiscal year-ended November 2, 2008 (the “Restatement”). The Restatement corrected accounting errors related to recognition of revenue and related customer costs primarily in our Computer Systems and Staffing Services segments, employment taxes and benefits, intangible assets, timing and recording of various accruals and income taxes. The restated financial statements were included in an Annual Report on Form 10-K for 2008, 2009, and 2010, and the Company then filed an Annual Report on Form 10-K for 2011 and 2012. This Annual Report on Form 10-K (the “2013 Form 10-K”) contains the financial information for the Company’s fiscal year ended November 3, 2013 (the “2013 fiscal year”), as well as quarterly financial information for each of the first three quarters of the 2013 Fiscal Year.

Readers should be aware that this report differs from other annual reports. In addition to annual financial information for the 2013 fiscal year, the report is being filed in lieu of the Company filing separate Quarterly Reports on Form 10-Q for the first three quarters of the 2013 fiscal year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking” statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events of our business and industry in general. The terms “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the following:

•	the circumstances resulting in the restatement of our 2008 financial statements and the material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures;

•	our ability to successfully regain a listing on a national securities exchange;

•	our ability to comply with the covenants in our credit agreements;

•	our Staffing Services segment is in a very competitive industry with few significant barriers to entry;

•	our project-related businesses are subject to project delays, unanticipated costs and cancellations;

•	many of our contracts either provide no minimum purchase requirements, are cancellable during the term or both;

•	our Computer Systems segment is highly dependent on our customers’ call volume and their acceptance of our OnDemand contact center technology platform;

•	we rely extensively on our information technology systems and are vulnerable to damage and interruption;

•	our business may be negatively affected if we are not able to keep pace with rapid changes in technology;

•	the loss of any key customers would adversely impact our business;

•	we are dependent upon our key personnel and upon our ability to attract and retain technologically qualified personnel;

•	new and increased government regulation, employment costs or taxes could have a material adverse effect on our business, especially for our contingent staffing business;

•	the outcome of any future litigation or regulatory proceedings, including those related to the restatement of our consolidated financial statements; and

•	changes in general economic conditions.

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

Volt Information Sciences, Inc. (the “Company” or “Volt”) is an international provider of staffing services (traditional time and materials based as well as project based), contact center computer systems, information technology and telecommunications infrastructure services, and telephone directory publishing and printing in Uruguay. Our staffing services include a suite of workforce solutions that include providing contingent personnel, personnel recruitment services, and managed staffing services programs supporting primarily professional administration, technical, information technology and engineering positions. Our contact center computer systems provide the functionality for telecommunications company directory assistance services and for corporate and government call centers, operator services, and database management. Our information technology infrastructure services provide a single-source alternative to original equipment manufacturer and other independent IT service providers for server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations, and designing, deploying and supporting corporate technology upgrade and refresh programs, as well as design, engineering, construction, installation and maintenance of voice, data, video and utility infrastructure. The Company was incorporated in New York in 1957. Unless the context otherwise requires, throughout this report, the words “Volt,” “the Company,” “we,” “us” and “our” refer to Volt Information Sciences, Inc. and its consolidated subsidiaries.

Geographic Regions and Segments:

Volt operates 192 locations worldwide, with approximately 90% of its revenues generated in the United States where we have employees in all 50 U.S. states. Our principal non-U.S. markets include Canada, the United Kingdom, and Germany, with presence in most European countries and several Asian locations. Our global footprint enables us to deliver consistent quality to our enterprise customers that require an established international presence. For financial information concerning our domestic and international operations and segment reporting, see our Segment Disclosure footnote to our Consolidated Financial Statements included in this report.

We report our activities in three reportable segments: Staffing Services, Computer Systems and Other. Our operating segments have been determined in accordance with our internal management structure, which is based on operating activities. We evaluate business performance based upon several factors, using segment operating income as the primary financial measure. We believe operating income provides management and investors a measure to analyze operating performance of each business segment against historical and competitors’ data, although historical results, including operating income, may not be indicative of future results as operating income is highly contingent on many factors including the state of the economy, competitive conditions and customer preferences.

We allocate all costs to the operating segments except for certain corporate-wide general and administrative costs, intangible asset and goodwill impairment charges, and fees related to the restatement of our financial statements and associated investigations. These allocations are included in the calculation of each segment’s operating income. The following is a brief description of the reportable segments and the predominant source of their revenues, and each is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

Staffing Services

The Staffing Services segment provides workforce management expertise to deliver staffing solutions including technology outsourcing services and solutions. Our staffing services are provided through approximately 160 locations in North America, Europe and Asia. We deliver a broad spectrum of contingent staffing, master staffing, vendor contracting and management, direct placement and other employment services. Our contingent employees are placed on assignment with our customers in a broad range of occupations including accounting, administrative, customer care, engineering, finance, human resources, information technology, life sciences, manufacturing and assembly, sales and marketing, technical communications and media, and warehousing and fulfillment. Our contingent staffing services are provided for varying periods of time to companies and other organizations (including government agencies) ranging from smaller retail accounts that may require ten or fewer contingent workers at a time to national accounts that require as many as several thousand contingent workers at one time. Our national accounts typically enter into longer term procurement agreements with us resulting in lower direct margins compared to our retail accounts.

Volt’s contingent staffing services enable customers to easily scale their workforce to meet changing business conditions, complete a specific project, secure the services of a specialist on an as-needed basis, substitute for regular employees during vacation or other temporary absences, staff high turnover positions, or meet seasonal peaks in workforce needs. When requested, we also provide Volt personnel at the customer’s location to coordinate and manage contingent workers. Many customers rely on Volt’s staffing services as a strategic element of their overall workforce, allowing them to more efficiently meet their fluctuating staffing requirements.

Contingent staff is recruited through proprietary internet recruiting sites, independent web-based job search companies, and social networking talent communities through which we build and maintain proprietary databases of candidates from which we can fill current and future customer needs. Contingent workers become Volt employees during the period of their assignment and we are responsible for the payment of wages, payroll taxes, workers’ compensation insurance, unemployment insurance and other benefits. Customers will sometimes hire Volt’s contingent workers as their own employees after a period of time, for which we may receive a fee.

We also provide recruitment and direct placement services of specialists in the information technology, engineering, technical, accounting, finance and administrative support disciplines. These services are primarily provided on a contingency basis with fees earned only if our clients ultimately hire the candidates.

Our staffing services include providing master vendor services under which we administer a customer’s entire contingent workforce program. Our responsibilities for these programs usually include subcontracting procurement of contingent workers from other qualified staffing providers if we are unable to fill a position. In most cases, we are only required to pay subcontractors after we receive payment from our customer.

Our managed service programs (“MSPs”) consist of managing the procurement and on-boarding of contingent workers and a broad range of specialized solutions that includes managing suppliers and providing sourcing and recruiting support, supplier performance measurement, consolidated customer billing, supplier payment, supplier optimization and analysis, and benchmarking of spend demographics and rates. The workforce placed on assignment through our MSPs is usually provided by third-party staffing providers (“associate vendors”) or through our own staffing services. In most cases, we are only required to pay associate vendors after we receive payment from our customer. We also act as a subcontractor or associate vendor to other national providers in their managed services programs.

Our MSPs are administered through the use of vendor management system software (“VMS”) utilizing either Volt’s proprietary systems or systems licensed from various other providers. Our proprietary VMS software, Consol and HRP, is also offered for licensing to non-MSP customers to support their contingent worker recruiting process. Our VMS technology enables sourcing of professional services, improvement of spending management, supplier management, time and expense processing and billing, and compliance with customer hiring policies.

Our technology outsourcing services and solutions provide flexible and scalable customer care call centers, video and online gaming industry quality assurance testing services, project-based staffing, and technology and consumer products industry development and integration activities, quality assurance testing, and customer care solutions including end-user and technical, sales and retention support. Project-based staffing includes project management and provides IT infrastructure outsourcing, data center management, enterprise technology implementation and integration and corporate helpdesk services.

Computer Systems

Our Computer Systems segment provides information services, software, hosted OnDemand contact center service solutions and database services to customers worldwide. This includes design, integration and development of reliable and scalable directory assistance systems which we market to telephone companies and inter-exchange carriers. These services include traditional directory assistance (known in the United States as 411 service), enhanced directory assistance services such as reverse number lookup, weather, sports scores, and travel directions, and Short Message Services (“SMS”) messaging features and directory assistance automated services. We license systems to our customers and also provide an Application Service Provider (“ASP”) or “cloud” based model in which we host and manage the equipment.

Our OnDemand business delivers contact center and voice self-service solutions with Software as a Service (“SaaS”) performance and efficiency. OnDemand combines proprietary and third-party technology that enables distributed contact centers and deployment of home-based agents to enhance cost-effectiveness and flexibility in providing customer care. A unified framework of skills-based call routing, universal queue management, and multichannel support including phone, email, chat and social media enables organizations of all sizes with channel-of-choice communications and cloud-based value.

We leverage our directory assistance residential and business databases, including databases of the United States, Canada and some European countries to help customers improve their operations and marketing capabilities by providing database services, data processing, listing verification and online and offline data integration solutions (so called “big data”). We also aggregate data from third parties, including wireless and Voice over Internet Protocol (“VoIP”) networks, and make that information available on a real-time basis.

Other Segment

Our Other reportable segment consists of our information technology and telecommunications infrastructure businesses, as well as our Uruguay telephone directory publishing and printing business.

Our information technology infrastructure business provides customized, single-source, cost-effective IT service solutions to United States and multinational clients as an alternative to services offered by original equipment manufacturers and other independent IT services providers. We deliver our services across the United States and in major business centers globally, including hardware maintenance on all major brands of server, storage, network and desktop products, network and data center monitoring and operations services in large data center environments, and designing, deploying and supporting corporate technology upgrade and refresh programs including cloud strategies and Windows migration. We sell our services directly to corporate clients, with data center and network product providers, and through value added resellers. Our target markets include financial services, telecommunications and aerospace.

Our telecommunications infrastructure services business is an integrator of enterprise, campus and metropolitan security, voice and data systems for Fortune 500, critical infrastructure and telecommunications companies and government entities across the United States. We design, engineer, build, and maintain:

•	Infrastructure services including fiber, copper, horizontal and backbone cabling, and EFIT&T;

•	Voice and Data networks including VoIP, PBX, TDM, and MAC;

•	Wireless systems including Wi-Fi, DAS, Mesh and PTP; and

•	Security systems including intrusion detection, behavioral analytics, video surveillance and perimeter detection.

Our telephone directory publishing and printing business publishes telephone directories in Uruguay under contract with the Uruguayan telephone company, including printing of the white pages and the sale of yellow pages and web portal advertising. This business also operates a printing facility in Uruguay, which prints the Uruguay telephone directories, directories for other publishers in other countries, and commercial printing including books, magazines, periodicals and advertising material.

Business Strategy

We believe that building upon our established brands and reinforcing our strong client relationships will position Volt to grow both profitability and shareholder value. Key elements of our strategy include:

Expand Margins and Reduce Operating Expenses

We are focused on increasing profitability through initiatives to expand margins and reduce operating expenses. We are pursuing these initiatives along with promoting a culture of disciplined execution to further expand our operating income:

•	focus on core business offerings and on market sectors where we are profitable or that have long-term growth potential, and reduce or eliminate non-core, non-strategic business;

•	increase the percentage of our revenue represented by higher-margin business;

•	increase our market share in our key customers and target market sectors;

•	exit or reduce business levels in sectors or with customers where profitability or business terms are unfavorable; and

•	consolidate financial and other administrative and support functions, implement process standardization, and use productivity metrics to drive more cost-effective performance.

We expect these initiatives to increase margins and reduce operating expenses as a percentage of margins, thus driving increased operating income.

Align Management Incentives with Corporate-Wide Objectives

We are changing management incentive structures corporate-wide to align with short and long term strategic objectives, profitability goals and efficiency measures. Variable management compensation is being redesigned from single-factor measurements to a set of entity and business unit targets along with specific department performance measures with achievement targets that reward accomplishment thresholds rather than incremental increases.

Retain, Recruit and Develop Talent Globally

We are focused on developing a workforce that has both exceptional technical capabilities and the leadership skills that are required to support future growth of the business, which will be achieved by developing new workforce capabilities and a committed, diverse executive team with the highest level of ethics and integrity.

Customers

The Company serves multinational, national and local clients with an emphasis on the technology, telecommunication and financial industries. The Company had no single customer that accounted for more than 10% of consolidated net revenue in the fiscal years 2013, 2012 and 2011. Our top 10 clients represented approximately 33%, 34% and 34% of our fiscal 2013, 2012 and 2011 revenue, respectively. The loss of one or more of these customers, unless the business is replaced, could have an adverse effect on our results of operations or cash flows.

For the fiscal years ended 2013, 2012 and 2011, 88.4%, 89.9% and 89.6% of our revenue, respectively, were from customers in the United States.

Competition

The markets for Volt’s staffing services are highly competitive. There are few barriers to entry, so new entrants frequently appear resulting in considerable market fragmentation. There are over 100 competitors with annual revenues over $300 million, some of whom are larger and have greater resources than we do. These large competitors collectively represent less than half of all staffing services revenues, and there are countless smaller companies competing in varying degrees at local levels. Our direct staffing competitors include Adecco, Randstad, Manpower, Allegis, Recruit, Hays, Kelly Services, USG People, Robert Half, Tempstaff and CDI Corp.

Our Computer Systems business is experiencing technology shifts in directory assistance. Consumers increasingly obtain information from alternative sources (primarily on-line sources using devices such as smartphones and computers) instead of traditional contact over telephone lines. Additionally, the change in how consumers obtain data is increasingly moving to on-line through numerous platforms including mobile devices where competitors face relatively fewer barriers to entry than in our traditional directory assistance services. Our specialized directory assistance technology and proprietary listings databases provide us with financial synergies in our directory assistance services, but because we do not have the same degree of synergies in other call center applications of our technology we face a broader range of competitors.

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

Research, Development and Engineering

We have project experience and expertise across multiple technologies and have made significant investments in research, development and engineering to keep abreast of the latest technology developments. The experience gained from particular projects and research, development and engineering efforts in each business we operate is utilized across all services in those businesses. As a result, we are able to react to customers’ needs quickly and efficiently. We believe that our ability to work with new technologies allows us to foster long-term relationships by having the skill set to continually address the evolving needs of both existing and new customers. The majority of research and development expenditures are incurred by the Computer Systems segment.

Intellectual Property

VOLT is the principal registered trademark for our brand in the United States. ARCTERN, A VOLT INFORMATION SCIENCES COMPANY, DATASERV, DIRECTDA, DIRECTORY ONE, DIRECTORY EXPRESS, FNCS & DESIGN, LSSI, LSSIDATA, MAINTECH, PARTNER WITH US, COMPETE WITH ANYBODY, PROCURESTAFF TECHNOLOGIES, PROCURESTAFF GETTING THE WORLD BACK TO BUSINESS & DESIGN, SMARTMATCH, TEAM WITH US. COMPETE WITH ANYBODY, VOLT DELTA, VOLT DELTA CONNECTING PEOPLE & INFORMATION, VOLTDELTA & DESIGN, and VOLTSOURCE are other registered trademarks in the United States. The Company also owns and uses common law trademarks and service marks.

We also own copyrights and patents and license technology from many providers. We rely on a combination of intellectual property rights in the United States and abroad to protect our brand and proprietary technology.

Seasonality

Our Staffing Services segment’s revenue and operating income are typically lowest in our first fiscal quarter due to the Thanksgiving, Christmas and New Year holidays, customer facility closures during the holidays in some cases for up to two weeks, and closures caused by severe winter weather conditions. The demand for our staffing services typically increases during the third and fourth quarters of the fiscal year when customers increase the use of our administrative and industrial labor during the summer vacation period. Our second fiscal quarter typically has the lowest margins as most payroll tax contributions restart each year in January. Margins typically then increase in subsequent fiscal quarters as annual payroll tax contribution maximums are met, particularly for higher salaried employees.

Employees

As of November 3, 2013, Volt employed approximately 34,700 people, including approximately 30,600 who were on contingent staffing assignments for the Staffing Services segment. Those people on contingent staffing assignments are on our payroll for the length of their assignment.

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

Regulation

Some states in the United States and certain foreign countries license and regulate contingent staffing service firms and employment agencies. In connection with some foreign sales by certain segments, we are subject to export controls, including restrictions on the export of certain technologies. The sale of certain hardware and software by our Computer Systems segment in certain countries is permitted pursuant to a general export license. When we sell to countries designated by the United States as sensitive or develop products subject to restriction, sales would be subject to more restrictive export regulations. Compliance with applicable present federal, state and local environmental laws and regulations has not had, and we believe that compliance with those laws and regulations in the future will not have, a material effect on our competitive position, financial condition, results of operations or cash flows.

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

ITEM 1A. RISK FACTORS

Risk Factors

You should carefully consider the following risks along with the other information contained in this report. The following risks could materially adversely affect our business and, as a result, our financial condition, results of operations, and the market price of our common stock. Other risks and uncertainties not known to us or that we currently do not recognize as material also could materially adversely affect our business and, as a result, our financial condition, results of operations, cash flows, and the market price of our common stock.

Risks Related to the Restatement and Other Accounting Issues

The Restatement of our 2008 Financial Statements and related investigations and process and control remediation were time consuming and expensive and had, and could continue to have, a material adverse effect on our financial condition, results of operations or cash flows.

We devoted substantial resources to the completion of the Restatement of our 2008 Financial Statements and remediation of the process and internal control failures that precipitated the Restatement. As a result of these efforts, as of November 3, 2013, we have incurred approximately $147 million in fees and expenses, primarily for additional audit, financial, legal and related costs. We expect to continue to incur additional fees and expenses in connection with complying with applicable SEC reporting requirements and the operation of some of our processes and internal controls. These costs, as well as the substantial management time devoted to address these issues, had, and could continue to have, a material adverse effect on our financial condition, results of operations or cash flows.

Although we settled an investigation by the SEC, we may be the subject of litigation relating to the Restatement, which could adversely affect our business, results of operations or cash flows.

As previously reported, the Company was the subject of a non-public investigation by the SEC related to the Company’s accounting practices that led to the restatement of the Company’s 2008 financial statements. On January 10, 2013, the SEC filed a settled enforcement action against the Company in the United States District Court for the Southern District of New York.

Although the Company has settled this matter with the SEC, additional regulatory inquiries may also be commenced. In addition, we may in the future be subject to additional litigation, or other proceedings or actions arising in relation to the restatement of our historical financial statements or the accounting matters that were addressed in the SEC investigation or related matters. Litigation and any regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. In the event that there is an adverse ruling in any legal or regulatory proceeding or action, we may be required to make payments to third parties that could have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, regardless of the merits of any claim, legal proceedings may result in substantial legal expense and could also result in the diversion of time and attention by our management.

Our insurance coverage may not cover any costs and expenses related to this potential litigation. In addition, we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was, serving at our request in such capacity, as permitted under New York law. We have paid and continue to pay legal counsel fees incurred by our present and former directors, officers and employees who are involved with the SEC inquiry, the Restatement, and related review by the Board of Directors. We currently hold insurance policies for the benefit of our current and former directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the insurers may seek to deny or limit coverage in some or all of these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations.

Our failure to timely comply with our reporting obligations under the Exchange Act may have an adverse effect on our ability to raise capital and compensate our employees.

As a result of our failure to comply timely with our reporting obligations under the Exchange Act, we are subject to a number of restrictions regarding the registration of our securities, including our common stock, under federal securities laws. Until such time as we have regained compliance with our reporting obligations under the Exchange Act for certain periods of time and meet certain other conditions, we will be unable to use shorter and less costly filings, including Registration Statements on Form S-3 and Form S-8. Being required to use the Registration Statement Form S-1 is likely to be more costly and time consuming. These restrictions reduce our access to capital markets and limit our ability to use equity-based awards as a way to reward and motivate certain of our employees, both of which may adversely affect our business.

Risks Relating to the Economy and our Industry

Our business is adversely affected by current economic and other business conditions.

The global economy continues to show the effects of a prolonged economic downturn and slow recovery characterized by high unemployment and decreased consumer and business spending. In the past our business has suffered during such downturns, and our business has similarly suffered during the recent downturn.

A weakened economy in which unemployment levels are relatively high may result in decreased demand for contingent and permanent personnel, which adversely impacts our Staffing Services segment. When economic activity slows, many of our customers reduce their use of contingent workers before undertaking layoffs of their own employees, resulting in decreased demand for contingent workers. Decreased demand and higher unemployment levels result in lower levels of pay rate increases and increased pressure on our markup of staffing service rates and direct margins and higher unemployment costs. Since employees are also reluctant to risk changing employers, there are fewer openings available and, therefore, reduced activity in permanent placements. In recent years, many of our customers have significantly reduced their workforce, including their use of contingent labor. The continuation of the current business climate is likely to continue to adversely affect our business.

In all of our business segments, we have experienced competition and pressure on price, margins and markups for renewals of customers’ contracts. There can be no assurance that we will be able to continue to compete in our business segments without impacting revenue or margins. Additionally, our efforts to manage costs in relation to our business volumes may not be successful, and the timing of these efforts and associated earnings charges may adversely affect our business.

Certain customers have also begun to contract for staffing services through managed service providers who assume all payment obligations on behalf of the end-customer to service suppliers such as Volt. These managed service providers may present greater credit risks than the end-customer and some of these managed service providers have in the past, and could in the future, default on their obligations to us, adversely impacting our business.

The contingent staffing industry is very competitive with few significant barriers to entry.

Our Staffing Services segment is in a very competitive industry with few significant barriers to entry. The worldwide contingent staffing industry is also highly fragmented. In the United States, approximately 100 competitors operate nationally and approximately 6,000 smaller companies compete in varying degrees at local levels. Some of our principal competitors in this segment are larger and have significantly more financial resources than we do. These competitors may be better able than we are to attract and retain qualified personnel, to offer more favorable pricing and terms, and otherwise attract and retain the business that we seek. In addition, some of the segment’s customers, generally larger companies, are mandated or otherwise motivated to utilize the services of small or minority-owned companies rather than publicly held corporations such as Volt, and have redirected substantial amounts of their staffing business to those companies. We also face the risk that certain of our current and prospective customers may decide to provide similar services internally.

There has been a significant increase in the number of customers consolidating their staffing services purchases with a single provider or a small number of providers. This trend to consolidate purchases has, in some cases, made it more difficult for us to obtain or retain customers. Additionally, pricing pressures have intensified as customers have continued to competitively bid contracts. This trend is expected to continue for the foreseeable future. As a result, we cannot assure you that we will not encounter increased competition and lower margins in the future.

Risks Related to our Capital Structure and Finances

Our credit agreement contains restrictive covenants.

Our existing credit facilities include restrictive covenants which limit our ability to, among other things, change our lines of business and engage in certain consolidations, mergers, liquidations, or dissolutions. These covenants could limit our ability to react to market conditions or to otherwise engage in transactions beneficial to us.

Risks Related to our Particular Customers and the Projects on which We Work

Our project related businesses are subject to delays, unanticipated costs and cancellations that may result in unforeseen costs, reductions in revenues or the payment of liquidated damages.

In some of our contracts we guarantee certain results of a project, such as the substantial completion of a project by a scheduled date, performance testing levels, results and other performance requirements. Failure to meet those criteria could result in additional costs or penalties, including liquidated damages, which could exceed our projected profit. Many projects involve engineering, procurement and construction phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties in design or engineering, delays in receiving designs or materials provided by our customers or third parties, delays in equipment and material delivery, schedule changes, delays from our customers’ failure to timely obtain rights required to perform or complete a project, weather-related delays and other factors, some of which are beyond our control, that could impact our ability to complete projects in accordance with the original delivery schedules. In addition, we often contract with subcontractors to assist us with our responsibilities, and any delay or poor performance by subcontractors may result in delays in the overall progress of projects or may cause us to incur additional costs, or both. Delays and additional costs may be substantial, we may not be able to recover any or all of these costs and our revenues and operating profits could be significantly reduced. We also may be required to invest significant working capital to fund cost overruns. Delays or cancellations also may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

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

Under these circumstances, we generally attempt to negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We may be unable to obtain, through negotiation, arbitration, mediation, litigation or otherwise, adequate amounts to compensate us for additional work or expense incurred by us due to customer change orders or failure by the customer to deliver items, such as engineering or design drawings, specifications or materials on time. Litigation, arbitration or mediation of claims for compensation may be lengthy and costly, and may not ultimately result in us receiving adequate compensation for these matters, which could adversely affect our results of operations or cash flows. Delays or cancellations also may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

Many of our contracts either provide no minimum purchase requirements, are cancellable during the term, or both.

In our Staffing Services segment most contracts are not sole source, and many of our contracts, even those with multi-year terms, provide no assurance of any minimum amount of revenue. Under many of these contracts we still must compete for each individual placement or project. In addition, many of our long-term contracts contain cancellation provisions under which the customer can cancel the contract at any time or on relatively short notice, even if we are not in default under the contract. Therefore, these contracts do not provide the assurances that typical long-term contracts often provide and are inherently uncertain with respect to the revenues and earnings we may recognize with respect to our customer contracts. Consequently, in all our business segments, if customers do not utilize our services under existing contracts or do not renew existing contracts, that could adversely affect our results of operations or cash flows.

Our Computer Systems segment is highly dependent on our customers’ call volume and their acceptance and adoption of our OnDemand product.

Revenues in our Computer Systems segment are highly dependent on the volume of directory assistance calls to our customers. The volume of such calls has declined, and will likely continue to decline, as consumers utilize free listings offered by alternative sources, including listings available on the internet, and from consolidation in the telecommunications industry which gives our customers greater negotiating power. Many of our contracts in this segment provide for us to be paid based on the volume of calls, while our costs of meeting the contractual service levels are largely fixed. Decreases in call volume that we are not able to offset with lowered costs could adversely affect our results of operations or cash flows. With the decline of call volume, revenues in our Computer Systems segment are increasingly dependent on our customers’ acceptance and adoption of our OnDemand product.

We rely extensively on our information technology systems and are vulnerable to damage and interruption.

We rely on our information technology systems and infrastructure to process transactions, summarize results, and manage our business, including maintaining client information. Failure to protect and maintain our data and information technology systems may cause outages or security breaches in our systems that could adversely affect our results of operations or cash flows, as well as our business reputation.

Our business may be negatively affected if we are not able to keep pace with rapid changes in technology.

We must obtain or produce products and systems, principally in the information technology environment, to satisfy customer requirements and to remain competitive. To do so, we must make significant investments to deploy, maintain and upgrade advanced computer software and purchase substantial amounts of computer equipment. These investments require significant capital, entail large technological obsolescence risk and require specialized talent to operate. There can be no assurance that in the future we will be able to foresee technological changes and to identify, develop and commercialize innovative and competitive products, systems and services in a timely and cost effective manner and to achieve customer acceptance of our products, systems and services in markets characterized by rapidly changing technology and frequent new product introductions.

The loss of any key customers could adversely impact our business.

Although we had no customer that represented over 10% of revenues in fiscal years 2012 or 2013, reductions, delays or cancellation of contracts with any of our key customers or the loss of one or more key customers could materially reduce our revenue and operating income. There is no assurance that our current customers will continue to do business with us or that contracts with existing customers will continue at current or historical levels.

We are dependent upon the quality of our personnel.

Our operations are dependent on the continued efforts of our senior management. In addition, we are dependent on the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of high quality personnel and members of management with significant experience in our industry without replacement by similar quality and experience may cause a significant disruption to our business. Moreover, the loss of key local managers and field personnel could jeopardize existing client relationships with businesses that use our services based upon relationships with those managers and field personnel.

We are dependent upon our ability to attract and retain technologically qualified personnel.

Our operations are dependent upon our ability to attract and retain technologically qualified personnel, particularly for temporary assignments to customers of our Staffing Services segment, as well as in the areas of research and development, implementation and upgrading of internal systems. The availability of such personnel is dependent upon a number of economic and demographic conditions. We may in the future find it difficult or more costly to hire such personnel in the face of competition from other companies.

In addition variations in the rate of unemployment and higher wages sought by contingent workers in certain technical fields that continue to experience labor shortages could affect our ability to meet our customers’ demands in these fields and adversely affect our results of operations.

Risks Related to Legal Compliance and Litigation

We are subject to employment–related and other claims and losses that could have a material adverse effect on our business.

Our Staffing Services segment employs or engages individuals on a contingent basis and places them in a customer’s workplace. Our ability to control the customer’s workplace is limited, and we risk incurring liability to our employees for injury (which can result in increased workers’ compensation costs) or other harm that they suffer at the customer’s workplace. In addition we may face claims related to violations of wage and hour regulations, discrimination, harassment, the employment of undocumented or unlicensed personnel; misconduct, negligence or professional malpractice by our employees, and claims relating to the misclassification of independent contractors, among others.

Additionally, we risk liability to our customers for the actions or inactions of our employees, including those individuals employed on a contingent basis, that may result in harm to our customers. Such actions may be the result of negligence or misconduct on the part of our employees, damage to customer facilities due to negligence, criminal activity and other similar claims. In some cases, we must indemnify our customers for certain acts of our employees, and certain customers have negotiated increases in the scope of such indemnification agreements. We also may incur fines, penalties and losses that are not covered by insurance or negative publicity with respect to these matters. There can be no assurance that the policies and procedures we have in place will be effective or that we will not experience losses as a result of these risks.

Improper disclosure of sensitive or confidential employee or client data, including personal data, could result in liability and harm our reputation.

Our business involves the use, storage and transmission of information about our full-time and contingent employees, clients and other individuals. This information may contain sensitive or confidential employee and client data, including personal data. Additionally, our employees may have access or exposure to customer data and systems, the misuse of which could result in legal liability. We and our third party service providers have established policies and procedures to help protect the security and privacy of this information. It is possible that our security controls over sensitive or confidential data and other practices we and our third party service providers follow may not prevent the improper access to or disclosure of such information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

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

Certain of our businesses are subject to licensing and regulation in some states and most foreign jurisdictions. There can be no assurance that we will continue to be able to comply with these requirements, or that the cost of compliance will not become material. Additionally, the jurisdictions in which we do or intend to do business may:

•	create new or additional regulations that prohibit or restrict the types of services that we currently provide;
•	impose new or additional employment costs that we may not be able to be pass on to customers or that could cause customers to reduce their use of our services, especially in our Staffing Services segment, which could adversely impact our business;
•	require us to obtain additional licenses; or
•	increase taxes (especially payroll and other employment-related taxes) or enact new or different taxes payable by the providers or users of services such as those offered by us, thereby increasing our costs, some of which we may not be able to pass on to customers or that could cause customers to reduce their use of our services especially in our Staffing Services segment, which could adversely impact our results of operations or cash flows.

In some of our foreign markets, new and proposed regulatory activity is imposing additional requirements and costs, and could cause changes in customers’ attitudes regarding the use of outsourcing and contingent personnel in general, which could have an adverse effect on our contingent staffing business.

Insurance has limits and exclusions and we retain risk.

Our insurance policies for various exposures including, but not limited to, general liability, auto liability, workers compensation and employer’s liability, directors’ and officers’ insurance, professional liability, employment practices, loss to real and personal property, business interruption, fiduciary and other management liability, are limited and the losses that we face may be not be covered, may be subject to high deductibles or may exceed the limits purchased.

Costs related to litigation could adversely impact our financial condition

We are involved in pending and threatened legal proceedings from time to time, the outcome of which is inherently uncertain and difficult to predict. It is uncertain at what point any of these or new matters may affect us, and there can be no assurance that our financial resources are sufficient to cover these matters in their entirety or any one of these matters. Therefore, there can be no assurance that these matters will not have an adverse effect on our financial condition, results of operations or cash flows.

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

Our stock price has in the past, and could in the future, fluctuate as a result of a variety of factors, including the increased volatility of the over-the-counter markets and:

•	our failure to meet the expectations of the investment community or our estimates of our future results of operations;
•	industry trends and the business success of our customers;
•	loss of one or more key customers;
•	strategic moves by our competitors, such as product or service announcements or acquisitions;
•	regulatory developments;
•	litigation;
•	general economic conditions; and
•	other domestic and international macroeconomic factors unrelated to our performance.

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

As of December 31, 2013, our principal shareholders, who are related family members, controlled approximately 43% of our outstanding common stock. Accordingly, these shareholders, if they vote in the same manner, would effectively be able to control the composition of our board of directors and many other matters requiring shareholder approval and would continue to have significant influence over our affairs, and the interests of our principal shareholders may not align with those of our other shareholders.

Furthermore, the provisions of the New York Business Corporation Law, to which we are subject, requires the affirmative vote of the holders of two-thirds of all of our outstanding shares entitled to vote in order to adopt a plan of merger or consolidation between us and another entity and to approve a sale, lease, exchange or other disposition of all or substantially all of our assets not made in our usual and regular course of business. Accordingly, our principal shareholders, acting together, could prevent the approval of such transactions even if such transactions are in the best interests of our other shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in approximately 18,700 square feet at 1065 Avenue of the Americas, New York, New York under a lease that expires in 2015. A summary of our principal owned and leased (those exceeding 20,000 square feet) that are currently in use is set forth below:

United States

Location	Business Segment/Purpose	Own/Lease	Lease Expiration	Approximate Square Feet
Orange, California	Staffing Services and General and Administrative Offices	Own (1)	-	200,000
Redmond, Washington	Staffing Services	Lease	2015	77,000
Rochester, New York	Computer Systems	Lease	2018	51,000
San Antonio, Texas	Staffing Services	Lease	2019	71,000
Wallington, New Jersey	Other	Lease	2015	32,000

(1)	See Note 11 in our Consolidated Financial Statements for information regarding a term loan secured by a deed of trust on this property. We lease approximately 39,000 square feet of these premises to an unaffiliated third party with a term through October 31, 2015, with the tenant having two additional 60-month lease renewal options and certain rights of early termination.

International

Location	Business Segment/Purpose	Own/Lease	Lease Expiration	Approximate Square Feet
Montevideo, Uruguay	Other	Own	-	93,000
Bangalore, India	Other	Lease	Between 2014 and 2015	30,000

We lease space in approximately 135 other facilities worldwide, excluding month-to-month leases, each of which consists of less than 20,000 square feet. These leases expire at various times from 2014 until 2022.

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

ITEM 3. LEGAL PROCEEDINGS

SEC Civil Action

As previously reported, Volt was the subject of a non-public investigation by the SEC that we settled on January 18, 2013. Also arising from the investigation, the SEC filed a civil injunctive complaint on January 10, 2013, against Jack Egan, Volt’s former Chief Financial Officer, in the United States District Court for the Southern District of New York. The Commission alleges that Egan participated in a scheme in violation of the Securities Act and the Exchange Act to materially overstate revenue causing our net income for our fourth quarter and fiscal year ended October 28, 2007 to be materially overstated and to mislead our external auditors. The Commission seeks that Egan be permanently enjoined from further violations, be ordered to pay a civil money penalty, and be prohibited from acting as an officer or director of any public company.

Other Legal Proceedings

From time to time, the Company is subject to claims in legal proceedings arising in the ordinary course of its business, including those related to payroll related matters and various employment related matters. All litigation currently pending against the Company relates to matters that have arisen in the ordinary course of business and the Company believes that such matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until January 26, 2011, our common stock was listed on the NYSE under the symbol “VOL”. Since then it has traded in the over-the-counter market under the symbol “VISI”. The following table sets forth, for the periods indicated, the high and low sales prices or the high and low bid quotations for our common stock for the years ended November 3, 2013, October 28, 2012 and October 30, 2011. The over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Period		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2013	High	$7.81	$8.74	$8.10	$8.90
	Low	$6.20	$7.79	$6.65	$6.85
2012	High	$7.00	$7.19	$7.35	$7.14
	Low	$5.45	$5.89	$6.57	$6.23
2011	High	$9.49	$10.75	$10.80	$9.15
	Low	$5.92	$6.65	$9.10	$6.00

Cash dividends have not been paid for the five years ended November 3, 2013 and through the date of this report. One of our credit agreements contains a covenant that limits cash dividends, capital stock purchases and redemptions in any one fiscal year to 50% of our prior year’s consolidated net income, as defined. As the company reported a loss in fiscal 2013, there was no availability for cash dividends, capital stock purchases and redemptions under this covenant at November 3, 2013.

On January 24, 2014 there were approximately 282 holders of record of our common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuer Purchases of Equity Securities

On June 2, 2008, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our common stock from time to time in open market or private transactions at management’s discretion, subject to market conditions and other factors. The timing and exact number of shares purchased will depend on market conditions and is subject to lender approval for purchases under the terms of our credit agreements.

Our purchases of our common stock from July 28, 2008 to November 3, 2013 were as follows:

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

Performance Information

Shareholder Return Performance Graph

The Company’s Peer Group Index includes companies having market capitalizations that are within 5% of the market capitalization of the Company’s Common Stock at the end of the Company’s latest fiscal year-end (this peer group has been selected by the Company because the Company has operated in diverse business segments).

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended November 3, 2013, October 28, 2012, October 30, 2011, October 31, 2010 and November 1, 2009. The data below should be read in conjunction with, and is qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and notes thereto. The financial information presented may not be indicative of our future performance.

For the years ended, (in thousands, except per share data)	November 3, 2013	October 28, 2012	October 30, 2011	October 31, 2010	November 1, 2009
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Revenue:
Staffing services revenue	$1,899,723	$2,027,601	$1,957,905	$1,732,348	$1,717,255
Other revenue	191,214	218,526	280,204	224,064	246,754

Net revenue	2,090,937	2,246,127	2,238,109	1,956,412	1,964,009
Direct cost of staffing services revenue	1,634,365	1,738,933	1,698,711	1,479,562	1,458,720
Cost of other revenue	160,199	163,853	166,211	178,268	230,031
Selling, administrative and other operating costs	294,034	310,847	302,882	294,564	288,404
Amortization of purchased intangible assets	1,369	1,382	1,347	1,434	1,435
Restructuring costs	4,726	-	-	3,149	10,739
Gain on sale of building	-	(4,418)	-	-	-
Restatement and associated investigations	24,828	42,906	49,193	29,158	924

Operating income (loss)	(28,584)	(7,376)	19,765	(29,723)	(26,244)
Other income (expense), net	(1,822)	(3,836)	(4,484)	(4,038)	(3,493)
Income tax provision (benefit)	469	2,391	(348)	62,614	(3,493)

Net income (loss)	$(30,875)	$(13,603)	$15,629	$(96,375)	$(26,244)

PER SHARE DATA:
Basic:
Net income (loss)	$(1.48)	$(0.65)	$0.75	$(4.63)	$(1.26)
Weighted average number of shares	20,826	20,813	20,813	20,812	20,833
Diluted:
Net income (loss)	$(1.48)	$(0.65)	$0.75	$(4.63)	$(1.26)
Weighted average number of shares	20,826	20,813	20,896	20,812	20,833

For the years ended, (in thousands)	November 3, 2013	October 28, 2012	October 30, 2011	October 31, 2010	November 1, 2009
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Cash and cash equivalents	$11,114	$26,483	$44,567	$51,084	$118,765
Working capital	54,673	90,435	111,218	127,011	201,449
Total assets	500,312	557,572	579,479	599,124	658,343
Long-term debt, current portion	839	768	708	652	601
Long-term debt, excluding current portion	8,127	9,033	9,801	10,509	11,161
Total stockholders’ equity	110,241	143,117	156,663	140,137	237,285
Note - Cash dividends were not paid during the above periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The demand for our services in all segments, both in the United States and internationally, is dependent upon general economic conditions. Our business suffers during economic downturns.

In our Staffing Services segment customer demand is dependent on the strength of the labor market, with improving economic growth typically requiring an increase in labor resulting in greater demand for our staffing services. Conversely, during periods of weak economic growth or economic contraction the demand for our staffing services typically declines. During periods of increasing demand we typically are able to leverage our existing resources and not increase our selling, administrative and other operating costs as quickly as our revenues and direct margins, resulting in improved profitability ratios. When demand declines we typically do not decrease our selling, administrative and other operating costs as quickly as our revenues and direct margins because we seek to safeguard our long-term potential to support increases, and this typically results in decreased profitability ratios.

Our Staffing Services segment’s revenue and operating income are typically lowest in our first fiscal quarter due to the Thanksgiving, Christmas and New Year holidays, customer facility closures during the holidays in some cases for up to two weeks, and closures caused by severe winter weather conditions. The demand for our staffing services typically increases during the third and fourth quarters of the fiscal year when customers increase the use of our administrative and industrial labor during the summer vacation period. Our second fiscal quarter typically has the lowest margins as most payroll tax contributions restart each year in January. Margins typically then increase in subsequent fiscal quarters as annual payroll tax contribution maximums are met, particularly for higher salaried employees.

We increased our Staffing Services segment focus during 2013 on achieving acceptable operating income from our traditional time and materials staffing services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable, and experienced lower staffing levels at a few of our large customers related to their particular business demand level. As a result, as compared to a year ago we have lower traditional staffing revenue levels but our traditional staffing margins increased as a percentage of revenue. Our traditional staffing operating income compared to a year ago is lower primarily due to the lower revenue levels, and as a percentage of revenue is down primarily as a result of our reductions in selling, administrative and other operating cost decreases lagging the decrease in revenue. Our European operations revenues and operating income increased compared to a year ago as the European economy improved during the year. Our call center, games testing and other project-based revenue and operating income are somewhat lower compared to a year ago resulting primarily from lower games testing volumes due to delayed new console releases from the major games hardware vendors, offset by higher revenue and operating income from call center operations.

Our Computer Systems segment has seen the decline continue in 2013 in the volume of directory assistance transactions and in lower data pricing, along with reduced directory assistance project revenue, as consumers increasingly utilize free listings offered by alternative sources such as listings available on the Internet, as well as from consolidation in the telecommunications industry. As a result, telecommunications companies are no longer starting large new system development projects, and the amortization of previously deferred revenue net of deferred costs is declining as the previous large implementations reach the end of the maintenance periods over which the projects were being amortized. During 2012 and 2013 we continued our investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”) that can take advantage of that growing market, although this investment combined with the declining revenues from directory assistance and relatively fixed data acquisition costs negatively impacted segment results.

In the summer of 2009 Volt commenced a reexamination of historical accounting practices as a result of an inquiry from the Securities and Exchange Commission (“SEC”) that ultimately led to a restatement of our fiscal year 2008 financial statements. In connection with the restatement, experienced independent counsel investigated the circumstances surrounding the significant restatement areas and then-senior management’s involvement with the underlying transactions. As a result of the ongoing restatement process, Volt did not file quarterly or annual financial statements from June of 2009 until the completion of the internal investigations in 2012 and restatement process in April of 2013. Following the completion of the restatement there were delinquent filings for which financial statements, audits, and filings were completed during fiscal 2013. Financial and legal consulting, audit, and related costs of approximately $147 million were incurred during the restatement, SEC inquiry, internal investigations and subsequent delinquent filing remediation process, excluding the 2012 audit and Form 10-K filing related legal fees, through completion during fiscal year 2013.

We have a very low effective income tax rate, primarily because we have a valuation allowance for substantially all United States domestic net deferred income tax assets. Accordingly, most current period income and losses are added or subtracted from our net operating loss carryforwards but these changes have substantially offsetting changes in our income tax valuation allowance. Realization of deferred tax assets is dependent upon reversals of existing taxable temporary differences, taxable income in prior carryback years, and future taxable income. Accounting guidance restricts the amount of reliance a company can place on projected taxable income to support the recovery of the deferred tax assets, and a three-year cumulative loss is significant negative evidence. Beginning in the second quarter of fiscal year 2010 and continuing through the end of fiscal year 2013, our cumulative United States domestic results for each three-year period then ended were a loss, with a significant portion of that loss resulting from our restatement and related costs. Accordingly, we maintain a valuation allowance against substantially all United States domestic net deferred tax assets. At such time as our cumulative United States domestic results for the immediately preceding three-year period are no longer a loss, the required valuation allowance may decrease depending on our expectations for future taxable income against which we can utilize our net loss carryforwards, tax credit carryforwards, and other deferred tax assets considering factors such as the United States domestic demand for contingent staffing, software systems and other services.

Our fiscal year ends on the Sunday nearest October 31st. As a result, most fiscal years contain 52 weeks and a 53rd week is added every five or six years. The 2013 fiscal year consists of 53 weeks while the 2012 and 2011 fiscal years consisted of 52 weeks. As a result, the fourth quarter of fiscal 2013 included an additional week.

Non-GAAP Measures-Unrecognized Revenue

We sometimes provide services despite a customer arrangement not yet being finalized, or continue to provide services under an expired arrangement while a renewal arrangement is being finalized. Generally Accepted Accounting Principles (“GAAP”) usually requires that services revenue be deferred until arrangements are finalized or in some cases until cash is received, which causes some periods to include the expense of providing services although the related revenue is not recognized until a subsequent period (“Unrecognized Revenue”). The following discussion refers to financial data determined both using GAAP as well as on a non-GAAP proforma basis. The non-GAAP proforma basis includes adjustments for Unrecognized Revenue so that revenue is shown in the same period as the related services are provided. This non-GAAP financial information is used by management and provided herein primarily to provide a more complete understanding of the Company’s business results and trends. This non-GAAP information should not be considered an alternative for, or in isolation from, the financial information prepared and presented in accordance with GAAP. In addition, this measure may not be comparable to similarly titled measures used by other companies.

Consolidated Results of Operations and Financial Highlights (Fiscal 2013 vs. Fiscal 2012):

Results of Operations by Segment (Fiscal 2013 vs. Fiscal 2012)

	Year ended November 3, 2013				Year ended October 28, 2012
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$2,090,937	$1,899,723	$73,465	$117,749	$2,246,127	$2,027,601	$99,679	$118,847
Expenses
Direct cost of staffing services revenue	1,634,365	1,634,365	-	-	1,738,933	1,738,933	-	-
Cost of other revenue	160,199	-	65,680	94,519	163,853	-	68,281	95,572
Selling, administrative and other operating costs	284,748	239,105	24,314	21,329	300,116	251,410	26,897	21,809
Amortization of purchased intangible assets	1,369	34	858	477	1,382	47	859	476
Restructuring costs	4,726	781	3,945	-	-	-	-	-

Segment operating income (loss)	5,530	25,438	(21,332)	1,424	41,843	37,211	3,642	990
Corporate general and administrative	9,286				10,731
Gain on sale of building	-				(4,418)
Restatement and associated investigations	24,828				42,906

Operating loss	(28,584)				(7,376)

Other expense, net	(1,822)				(3,836)
Income tax provision	469				2,391

Net loss	$(30,875)				$(13,603)

NON-GAAP PROFORMA TABLE

	Year ended November 3, 2013				Year ended October 28, 2012
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$2,090,937	$1,899,723	$73,465	$117,749	$2,246,127	$2,027,601	$99,679	$118,847
Recognition of previously unrecognized revenue	(11,166)	(11,166)	-	-	(30,090)	(30,090)	-	-
Additions to unrecognized revenue	4,869	4,869	-	-	11,731	11,731	-	-

Net non-GAAP proforma adjustment	(6,297)	(6,297)	-	-	(18,359)	(18,359)	-	-

Non-GAAP proforma net revenue	2,084,640	1,893,426	73,465	117,749	2,227,768	2,009,242	99,679	118,847

Expenses
Direct cost of staffing services revenue	1,634,365	1,634,365	-	-	1,738,933	1,738,933	-	-
Cost of other revenue	160,199	-	65,680	94,519	163,853	-	68,281	95,572
Selling, administrative and other operating costs	284,748	239,105	24,314	21,329	300,116	251,410	26,897	21,809
Amortization of purchased intangible assets	1,369	34	858	477	1,382	47	859	476
Restructuring costs	4,726	781	3,945	-	-	-	-	-

Non-GAAP proforma segment operating income (loss)	(767)	19,141	(21,332)	1,424	23,484	18,852	3,642	990
Non-GAAP proforma operating loss	(34,881)				(25,735)
Non-GAAP proforma net loss	$(37,172)				$(31,962)

Consolidated Results of Operations (Fiscal 2013 vs. Fiscal 2012)

Net Revenue: Net revenue in fiscal 2013 decreased $155.2 million to $2,090.9 million from $2,246.1 million in fiscal 2012, and proforma net revenue decreased by $143.2 million or 6.4% to $2,084.6 million from $2,227.8 million in fiscal 2012. The change in revenue, including the impact of fiscal 2013 consisting of 53 weeks while fiscal 2012 consisted of 52 weeks, was primarily the result of decreased Staffing Services revenues by $127.9 million (proforma of $115.8 million) resulting from our increased focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, lower staffing levels at a few large customers related to their particular business demand level, slightly lower managed services revenue, and $12.1 million lower recognition of previously Unrecognized Revenue, and from lower Computer Systems revenues of $26.2 million from lower transaction volumes, pricing and maintenance levels as well as several large implementations reaching the end of the maintenance periods over which the projects were being amortized. Revenue and proforma revenue included recognition of previously deferred software systems revenues, net of current period deferrals, of $7.6 million in fiscal 2013 and $31.6 million in fiscal 2012, a decrease of $24.0 million.

Direct Cost of Staffing Services Revenue: Direct cost of Staffing Services revenue in fiscal 2013 decreased $104.5 million, or 6.0%, to $1,634.4 million from $1,738.9 million in fiscal 2012. This decrease was primarily the result of fewer contingent staff on assignment and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in fiscal 2013 was 14.0% and 13.7% from 14.2% and 13.5% in fiscal 2012, respectively. The direct margin improved by 0.2% primarily due to higher margins resulting from our initiative focusing on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable, offset by lower margins on our call center, games testing and other project-based revenue. This improvement was offset in the GAAP percentage by 0.4% from the impact of the change in net Unrecognized Revenue.

Cost of Other Revenue: Cost of other revenue in fiscal 2013 decreased $3.7 million, or 2.2%, to $160.2 million from $163.9 million in fiscal 2012. This decrease was primarily a result of decreased costs, although with higher margins, from our telecommunications infrastructure services offset by increased costs at slightly lower margins for our information technology infrastructure services. It also includes decreased Computer Systems costs, although not proportional with the decrease in Computer Systems revenue due to both our ongoing investment in developing our directory assistance software platform into full featured call center software (“OnDemand”) and relatively fixed data acquisition costs.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in fiscal 2013 decreased $15.4 million, or 5.1%, to $284.7 million from $300.1 million in fiscal 2012. This decrease was primarily in our Staffing Services segment and included a $3.0 million indirect tax recovery, although the expense decrease lagged the decrease in revenue. In addition, our Computer Systems segment decreased administrative costs in reaction to the lower business levels, although this was offset by higher selling costs as we increased efforts to sell our full-featured call center software.

Restructuring Costs: Restructuring costs in fiscal 2013 was comprised of workforce reductions in our Computer Systems and Staffing Services Segments. Due to the continued decline in the Computer Systems business both domestically and internationally in fiscal 2013, we reduced headcount in North America, the United Kingdom and Germany, incurring severance related restructuring costs. We also reduced headcount in our Staffing Services segment in connection with our focus on achieving acceptable operating income from our traditional time and materials Staffing Services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable.

Restatement and Associated Investigations: Restatement and associated investigations were comprised of financial and legal consulting, audit, and related costs and in fiscal 2013 amounted to $24.8 million compared to $42.9 million in fiscal 2012. The decreased costs were a result of the resolution of the SEC investigation and completion of the restatement, audits and filing of delinquent SEC reports during 2013, compared with fiscal

2012 when significant efforts were expended on completing investigations, accounting and control assessments and auditing.

Operating Loss: Operating loss in fiscal 2013 of $28.6 million included restatement and associated investigation expenses of $24.8 million, restructuring costs of $4.7 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $7.9 million. Without these items we would have had an operating loss of $7.0 million and a proforma operating loss of $13.3 million.

Operating loss in fiscal 2012 of $7.4 million included restatement and associated investigation expenses of $42.9 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $19.1 million. Without these items we would have had operating income of $16.4 million and a proforma operating loss of $1.9 million.

Operating results and proforma operating results were lower in fiscal 2013 than fiscal 2012 due to the above reasons and a decrease in Computer Systems results of $9.9 million due to lower transaction volumes, pricing and maintenance levels with relatively fixed costs of revenue and investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”), and a gain on sale of building of $4.4 million in 2012 with no similar gain in 2013. The decreases were partially offset by an increase in Staffing Services results of $1.0 million primarily due to higher traditional staffing margins, although on lower revenues.

Other Income (Expense), net: Other expense in fiscal 2013 decreased $2.0 million, or 52.5%, to $1.8 million from $3.8 million in fiscal 2012, primarily related to foreign exchange gains and losses.

Income Tax Provision: Income tax provision in fiscal 2013 amounted to $0.5 million compared to a provision of $2.4 million in fiscal 2012, primarily related to locations outside of the United States. We have a valuation allowance for substantially all United States domestic net deferred tax assets because our three-year cumulative loss raises significant doubt that future taxable income will be available to offset them.

Results of Operations by Segments (Fiscal 2013 vs. Fiscal 2012)

Staffing Services

Net Revenue: The segment’s net revenue in fiscal 2013 decreased $127.9 million to $1,899.7 million from $2,027.6 million in fiscal 2012, and proforma net revenue decreased by $115.8 million, or 5.8%, to $1,893.4 million from $2,009.2 million in fiscal 2012. This decrease was primarily due to our increased focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, lower staffing levels at a few large customers related to their particular business demand level, slightly lower managed services revenue, and $12.1 million lower recognition of previously Unrecognized Revenue.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of Staffing Services revenue in fiscal 2013 decreased $104.5 million, or 6.0%, to $1,634.4 million from $1,738.9 million in fiscal 2012. This decrease was primarily the result of fewer contingent staff on assignment and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in fiscal 2013 was 14.0% and 13.7% from 14.2% and 13.5% in fiscal 2012, respectively. The direct margin improved by 0.2% primarily due to higher margins resulting from our initiative focusing on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable, offset by lower margins on our call center, games testing and other project-based revenue. This improvement was offset in the GAAP percentage by 0.4% from the impact of the change in net Unrecognized Revenue.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in fiscal 2013 decreased $12.3 million, or 4.9%, to $239.1 million from $251.4 million in fiscal 2012. As a percent of staffing revenue and proforma staffing revenue in fiscal 2013 these costs were 12.6% and 12.6% from 12.4% and 12.5% in fiscal 2012, respectively. The decrease was primarily the result of reductions in selling, administrative and other operating costs including a $3.0 million indirect tax recovery, although the expense decrease lagged the decrease in revenue.

Restructuring Costs: The segment’s focus in fiscal 2013 on achieving acceptable operating income from our traditional time and materials staffing services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable led to workforce re-alignments and reductions with costs for employee severance of $0.8 million.

Segment Operating Income: The segment’s operating income in fiscal 2013 decreased $11.8 million to $25.4 million from $37.2 million in fiscal 2012, and proforma operating income increased by $0.2 million or 1.5% to $19.1 million from $18.9 million in fiscal 2012. The change in operating income is primarily due to a $3.0 million indirect tax recovery, lower traditional staffing revenue, although at higher margin ratios, and selling, administrative and other operating cost decreases lagging the decrease in revenue. GAAP results include $12.1 million lower recognition of previously Unrecognized Revenue.

Computer Systems

Net Revenue: The segment’s net revenue in fiscal 2013 decreased by $26.2 million, or 26.3%, to $73.5 million from $99.7 million in fiscal 2012. This decrease was primarily a result of lower transaction revenues by $12.4 million due to both lower volumes and pricing, lower maintenance revenue by $5.0 million, and lower systems revenues by $8.8 million from several large implementations reaching the end of the maintenance periods over which the revenue of projects were being amortized and were not replaced by similar levels of new system implementations.

	Year ended
(in millions, except as noted)	November 3, 2013	October 28, 2012

New system acceptances	$3.3	$6.1
Elements of segment operating income (loss):
Computer systems segment revenues:
Maintenance revenue	$26.1	$31.1
Transaction revenue	36.2	48.6
System revenue amortization	11.2	20.0

Total computer systems segment net revenues:	73.5	99.7

Computer systems segment costs:
Current period costs, net of deferrals	91.2	88.9
Amortization of deferred costs	3.6	7.2

Total computer systems segment costs	94.8	96.1

Segment operating income (loss)	$(21.3)	$3.6

As of November 3, 2013, we had deferred revenue associated with software system sales of $15.7 million and related deferred costs of $3.8 million that will be recognized as accounting requirements are met and are expected to increase revenue, costs, and operating income in each of the following fiscal years:

(in millions)	Balance as of November 3, 2013	2014	2015	Thereafter	Dependent Upon Future Events
Expected recognition of Deferred Revenue	$15.7	$12.1	$1.1	$0.3	$2.2
Expected recognition of Deferred Costs	$ 3.8	$ 3.3	$0.3	$0.1	$0.1
Expected impact on Operating Income	$11.9	$ 8.8	$0.8	$0.2	$2.1

Cost of Other Revenue: The segment’s cost of revenue in fiscal 2013 decreased $2.6 million, or 3.8%, to $65.7 million from $68.3 million in fiscal 2012. Computer systems costs did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”) and relatively fixed data acquisition costs.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in fiscal 2013 decreased $2.6 million, or 9.6%, to $24.3 million from $26.9 million in fiscal 2012, primarily the result of decreased administrative costs in reaction to the lower business levels offset by higher selling costs as we increased efforts to sell our full-featured call center software.

Restructuring Costs: Due to the continued decline in the Computer Systems business both domestically and internationally in fiscal 2013, we reduced headcount in North America, the United Kingdom and Germany, incurring $3.9 million of severance related restructuring costs.

Segment Operating Income (Loss): The segment’s operating results in fiscal 2013 decreased by $24.9 million to a loss of $21.3 million compared to income of $3.6 million in fiscal 2012 primarily due to lower amortization of previously deferred revenue and previously deferred costs of $11.2 million as several large system implementations reaching the end of the maintenance periods over which the revenue and costs of projects are being amortized. Without the recognition of previously deferred software systems revenues and costs, segment operating loss would have been $29.3 million in 2013 and $15.5 million in 2012. The decline was primarily due to $9.9 million of lower transaction and maintenance revenues with relatively fixed data acquisition costs and restructuring costs of $3.9 million as we reduced headcount in response to lower revenue levels.

Other

Net Revenue: The segment’s net revenue in fiscal 2013 decreased $1.1 million, or 0.9%, to $117.7 million from $118.8 million in fiscal 2012. The decrease was due to lower telecommunications infrastructure services revenue primarily due to lower volume of projects partially offset by higher information technology infrastructure services revenue driven primarily by a higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers at billing rates that remained relatively consistent between the periods.

Cost of Other Revenue: The segment’s cost of other revenue in fiscal 2013 decreased $1.1 million, or 1.1%, to $94.5 million from $95.6 million in fiscal 2012. The decrease was driven primarily by lower telecommunications infrastructure services costs as these costs were reduced commensurate with the related revenue decreases and the remaining projects achieved higher margins than in 2012, offset by higher information technology infrastructure services costs commensurate with the related higher revenues, although at slightly lower margins due to ramp-up costs associated with the new customers.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in fiscal 2013 decreased $0.5 million, or 2.2%, to $21.3 million from $21.8 million in fiscal 2012, primarily through lower administrative costs partially offset by higher selling costs associated with the higher information technology infrastructure services revenue.

Segment Operating Income: The segment’s operating income remained relatively flat at $1.4 million in fiscal 2013 from $1.0 million in fiscal 2012.

Consolidated Results of Operations and Financial Highlights (Fiscal 2012 vs. Fiscal 2011)

Results of Operations by Segment (Fiscal 2012 vs. Fiscal 2011)

	Year ended October 28, 2012				Year ended October 30, 2011
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$2,246,127	$2,027,601	$99,679	$118,847	$2,238,109	$1,957,905	$165,349	$114,855
Expenses
Direct cost of staffing services revenue	1,738,933	1,738,933	-	-	1,698,711	1,698,711	-	-
Cost of other revenue	163,853	-	68,281	95,572	166,211	-	76,022	90,189
Selling, administrative and other operating costs	300,116	251,410	26,897	21,809	294,410	244,343	28,835	21,232
Amortization of purchased intangible assets	1,382	47	859	476	1,347	15	855	477

Segment operating income	41,843	37,211	3,642	990	77,430	14,836	59,637	2,957
Corporate general and administrative	10,731				8,472
Gain on sale of building	(4,418)				-
Restatement and associated investigations	42,906				49,193

Operating income (loss)	(7,376)				19,765

Other expense, net	(3,836)				(4,484)
Income tax provision (benefit)	2,391				(348)

Net income (loss)	$(13,603)				$15,629

NON-GAAP PROFORMA TABLE

	Year ended October 28, 2012				Year ended October 30, 2011
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$2,246,127	$2,027,601	$99,679	$118,847	$2,238,109	$1,957,905	$165,349	$114,855
Recognition of previously unrecognized revenue	(30,090)	(30,090)	-	-	(10,642)	(10,642)	-	-
Additions to unrecognized revenue	11,731	11,731	-	-	27,214	27,214	-	-

Net non-GAAP proforma adjustment	(18,359)	(18,359)	-	-	16,572	16,572	-	-

Non-GAAP proforma total net revenue	2,227,768	2,009,242	99,679	118,847	2,254,681	1,974,477	165,349	114,855

Expenses
Direct cost of staffing services revenue	1,738,933	1,738,933	-	-	1,698,711	1,698,711	-	-
Cost of other revenue	163,853	-	68,281	95,572	166,211	-	76,022	90,189
Selling, administrative and other operating costs	300,116	251,410	26,897	21,809	294,410	244,343	28,835	21,232
Amortization of purchased intangible assets	1,382	47	859	476	1,347	15	855	477

Non-GAAP proforma segment operating income	23,484	18,852	3,642	990	94,002	31,408	59,637	2,957
Non-GAAP proforma operating income (loss)	(25,735)				36,337
Non-GAAP proforma net income (loss)	$(31,962)				$32,201

Consolidated Results of Operations (Fiscal 2012 vs. Fiscal 2011)

Net Revenue: Net revenue in fiscal 2012 increased $8.0 million to $2,246.1 million from $2,238.1 million in fiscal 2011, and non-GAAP net revenue decreased by $26.9 million or 1.2% to $2,227.8 million from $2,254.7 million in fiscal 2011. The change in revenue was primarily the result of lower Computer Systems revenues of $65.7 million from several large implementations reaching the end of the maintenance periods over which the projects were being amortized and lower transaction volumes, pricing and maintenance levels, offset by increased Staffing Services revenues of $69.7 million (non-GAAP $34.8 million) resulting from more contingent staff on assignments, an increase in call center, games testing and other project-based staffing services revenues and a change in net deferral of staffing revenues of $34.9 million. Revenue and non-GAAP revenue included recognition of previously deferred software systems revenues, net of current period deferrals, of $31.6 million in fiscal 2012 and $70.1 million in fiscal 2011, a decrease of $38.5 million.

Direct Cost of Staffing Services Revenue: Direct cost of Staffing Services revenue in fiscal 2012 increased $40.2 million, or 2.4%, to $1,738.9 million from $1,698.7 million in fiscal 2011. This increase was primarily a result of increased contingent staff on assignment at slightly lower margins and a decrease of $3.9 million in the HIRE Act payroll tax benefits offset by slightly higher project-based margins compared to fiscal 2011. Direct margin of Staffing Services revenue as a percent of staffing revenue and non-GAAP staffing revenue in fiscal 2012 was 14.2% and 13.2% from 13.3% and 14.0% in fiscal 2011, respectively. The GAAP percentage increase was primarily due to the change in net Unrecognized Revenue. The non-GAAP percentage decrease was primarily due to the lower payroll tax benefits.

Cost of Other Revenue: Cost of other revenue in fiscal 2012 decreased $2.3 million, or 1.4%, to $163.9 million from $166.2 million in fiscal 2011. This decrease was primarily a result of Computer Systems costs that did not decrease proportionally with the decrease in computer systems revenue due to our ongoing investment in developing our directory assistance software platform into full featured call center software (“OnDemand”) and relatively fixed data acquisition costs and decreased costs for the telecommunications and publishing and printing businesses offset by increased costs related to higher IT maintenance revenue.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in fiscal 2012 increased $5.7 million, or 1.9%, to $300.1 from $294.4 million in fiscal 2011, generally in line with the similar revenues in each period.

Restatement and Associated Investigations: Restatement and associated investigations are comprised of legal, consulting and accounting expenses and amounted to $42.9 million and $49.2 million in fiscal 2012 and fiscal 2011, respectively. The decreased costs were a result of the decreased level of effort of outside consultants as fiscal 2011 focused on data gathering which had largely been completed by that year end and fiscal 2012 was focused on completing accounting and control assessments and auditing.

Operating Income (Loss): Operating loss in fiscal 2012 of $7.4 million included restatement and associated investigation expenses of $42.9 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $19.1 million. Without these items we would have had operating income of $16.4 million and a non-GAAP operating loss of $1.9 million.

Operating income in fiscal 2011 of $19.8 million included restatement and associated investigation expenses of $49.2 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $62.3 million. Without these items we would have had operating income of $6.7 million and non-GAAP operating income of $23.2 million.

Operating results and non-GAAP operating results were lower in fiscal 2012 than fiscal 2011 primarily due to the above reasons and a decrease in Computer Systems results of approximately $12.8 million due to lower transaction volumes, pricing and maintenance levels with relatively fixed costs of revenue and investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”) and a decrease in Staffing Services non-GAAP results of approximately $12.6 million due to lower traditional staffing margins on higher revenues and efforts to expand our higher margin retail business.

Other Income (Expense), net: Other expense remained relatively flat at $3.8 million in fiscal 2012 and $4.5 million in fiscal 2011.

Income Tax Provision (Benefit): Income tax provision in fiscal 2012 amounted to $2.4 million primarily related to locations outside of the United States, compared to a benefit of $0.3 million in fiscal 2011.

Result of Operations by Segment (Fiscal 2012 vs. Fiscal 2011)

Staffing Services

Net Revenue: The segment’s net revenue in fiscal 2012 increased $69.7 million to $2,027.6 million from $1,957.9 million in fiscal 2011, and non-GAAP net revenue increased by $34.7 million, or 1.8%, to $2,009.2 million from $1,974.5 million in fiscal 2011. This increase was primarily due to more contingent staff on assignments, an increase in call center, games testing and other project-based Staffing Services revenues and recognition of $34.9 million of previously deferred revenue, net of current period deferrals. On average, approximately 32,000 U.S. staffing employees were on assignment throughout fiscal 2012, compared to approximately 31,600 in 2011.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of Staffing Services revenue in fiscal 2012 increased $40.2 million, or 2.4%, to $1,738.9 million from $1,698.7 million in fiscal 2011. This increase was primarily a result of increased contingent staff on assignment at slightly lower margins and a decrease of $3.9 million in the HIRE Act payroll tax benefits offset by slightly higher project-based margins compared to fiscal 2011. Direct margin of Staffing Services revenue as a percent of staffing revenue and non-GAAP staffing revenue in fiscal 2012 was 14.2% and 13.2% from 13.3% and 14.0% in fiscal 2011, respectively. The GAAP percentage increase was primarily due to the change in net deferrals and recognition of staffing revenues. The non-GAAP percentage decrease was primarily due to the lower payroll tax benefits.

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

Computer Systems

Net Revenue: The segment’s net revenue in fiscal 2012 decreased by $65.7 million, or 39.7%, to $99.7 million from $165.4 million in fiscal 2011. This decrease was primarily a result of lower systems revenues by $19.9 million from several large implementations reaching the end of the maintenance periods over which the revenue of projects were being amortized, lower transaction revenues by $36.2 million due to both lower volumes and pricing, and lower maintenance revenue by $9.6 million.

	Year ended
(in millions, except as noted)	October 28, 2012	October 30, 2011

New system acceptances	$6.1	$30.3

Elements of segment operating income:

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

As of October 28, 2012, we had deferred revenue associated with software system sales of $23.3 million and related deferred costs of $3.5 million that will be recognized as accounting requirements are met and are expected to increase revenue, costs, and operating income.

Cost of Other Revenue: The segment’s cost of revenue in fiscal 2012 decreased $7.7 million, or 10.2%, to $68.3 million from $76.0 million in fiscal 2011, primarily the result of lower amortization of deferred costs of $7.2 million compared to $17.8 million for fiscal 2011. Computer systems costs did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full featured call center software (“OnDemand”) and relatively fixed data acquisition costs.

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

Other

Net Revenue: The segment’s net revenue in fiscal 2012 increased $3.9 million, or 3.5%, to $118.8 million from $114.9 million in fiscal 2011. The increase was primarily attributable to an increase in IT maintenance revenue of $13.2 million offset by a decrease in telecommunications revenues of $5.6 million and publishing and printing revenue of $3.7 million as compared to fiscal 2011. The IT maintenance revenue increase was driven primarily by a higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers as billing rates remained relatively consistent between the periods. The decrease in telecommunications revenues was primarily the result of exiting certain unprofitable business lines, and the publishing and printing revenue decrease was primarily due to the printing of a telephone directory for one of the segment’s large customers in fiscal 2011 that is printed on an every-other-year basis and therefore was not printed in fiscal 2012.

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

Segment Operating Income: The segment’s operating income in fiscal 2012 decreased $2.0 million to $1.0 million from $3.0 million in fiscal 2011, as a result of the factors discussed above.

Consolidated Results of Operations and Financial Highlights (Q3 2013 YTD vs. Q3 2012 YTD)

Results of Operations by Segment (Q3 2013 YTD vs. Q3 2012 YTD)

	Nine months ended July 28, 2013				Nine months ended July 29, 2012
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$1,544,142	$1,406,939	$54,478	$82,725	$1,674,568	$1,508,649	$78,112	$87,807
Expenses
Direct cost of staffing services revenue	1,215,541	1,215,541	-	-	1,298,333	1,298,333	-	-
Cost of other revenue	117,221	-	48,947	68,274	124,490	-	52,485	72,005
Selling, administrative and other operating costs	210,348	178,603	17,345	14,400	220,967	186,310	19,098	15,559
Amortization of purchased intangible assets	1,028	27	643	358	1,034	35	642	357
Restructuring costs	1,911	559	1,352	-	-	-	-	-

Segment operating income (loss)	(1,907)	12,209	(13,809)	(307)	29,744	23,971	5,887	(114)
Corporate general and administrative	7,109				8,621
Restatement and associated investigations	22,366				28,000

Operating loss	(31,382)				(6,877)

Other expense, net	(398)				(2,421)
Income tax provision	715				2,293

Net loss	$(32,495)				$(11,591)

NON-GAAP PROFORMA TABLE

	Nine months ended July 28, 2013				Nine months ended July 29, 2012
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$1,544,142	$1,406,939	$54,478	$82,725	$1,674,568	$1,508,649	$78,112	$87,807
Recognition of previously unrecognized revenue	(11,140)	(11,140)	-	-	(23,131)	(23,131)	-	-
Additions to unrecognized revenue	6,713	6,713	-	-	7,130	7,130	-	-

Net non-GAAP proforma adjustment	(4,427)	(4,427)	-	-	(16,001)	(16,001)	-	-

Non-GAAP proforma net revenue	1,539,715	1,402,512	54,478	82,725	1,658,567	1,492,648	78,112	87,807

Expenses
Direct cost of staffing services revenue	1,215,541	1,215,541	-	-	1,298,333	1,298,333	-	-
Cost of other revenue	117,221	-	48,947	68,274	124,490	-	52,485	72,005
Selling, administrative and other operating costs	210,348	178,603	17,345	14,400	220,967	186,310	19,098	15,559
Amortization of purchased intangible assets	1,028	27	643	358	1,034	35	642	357
Restructuring costs	1,911	559	1,352	-	-	-	-	-

Non-GAAP proforma segment operating income (loss)	(6,334)	7,782	(13,809)	(307)	13,743	7,970	5,887	(114)
Non-GAAP proforma operating loss	(35,809)				(22,878)
Non-GAAP proforma net loss	$(36,922)				$(27,592)

Consolidated Results of Operations (Q3 2013 YTD vs. Q3 2012 YTD)

Net Revenue: Net revenue in the first nine months of fiscal 2013 decreased $130.5 million to $1,544.1 million from $1,674.6 million in fiscal 2012, and proforma net revenue decreased by $118.9 million or 7.2% to $1,539.7 million from $1,658.6 million in fiscal 2012. The change in revenue was primarily the result of decreased Staffing Services revenues by $101.7 million (proforma of $90.1 million) resulting from our increased focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, lower staffing levels at a few large customers related to their particular business demand level, slightly lower managed services revenue, and $11.6 million lower recognition of previously Unrecognized Revenue, and from lower Computer Systems revenues of $23.6 million from lower transaction volumes, pricing and maintenance levels as well as several large implementations reaching the end of the maintenance periods over which the projects were being amortized.

Direct Cost of Staffing Services Revenue: Direct cost of Staffing Services revenue in the first nine months of fiscal 2013 decreased $82.8 million, or 6.4%, to $1,215.5 million from $1,298.3 million in fiscal 2012. This decrease was primarily the result of fewer contingent staff on assignment and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in fiscal 2013 was 13.6% and 13.3% from 13.9% and 13.0% in fiscal 2012, respectively. The direct margin improved by 0.3% primarily due to higher margins resulting from our initiative focusing on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable, offset by lower margins on our call center, games testing and other project-based revenue. This improvement was offset in the GAAP percentage by 0.6% from the impact of the change in net Unrecognized Revenue.

Cost of Other Revenue: Cost of other revenue in the first nine months of fiscal 2013 decreased $7.3 million, or 5.8%, to $117.2 million from $124.5 million in fiscal 2012. This decrease was primarily a result of decreased costs, although with higher margins, from our telecommunications infrastructure services offset by increased costs and slightly lower margins for our information technology infrastructure services. It also includes Computer Systems costs that did not decrease proportionally with the decrease in Computer systems revenue due to both our ongoing investment in developing our directory assistance software platform into full featured call center software (“OnDemand”) and relatively fixed data acquisition costs.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the first nine months of fiscal 2013 decreased $10.7 million, or 4.8%, to $210.3 million from $221.0 million in fiscal 2012. This decrease was primarily in our Staffing Services segment and included a $3.0 million indirect tax recovery, although the expense decrease lagged the decrease in revenue. In addition, our Computer Systems segment decreased administrative costs in reaction to the lower business levels, although this was offset by higher selling costs as we increased efforts to sell our full-featured call center software.

Restructuring Costs: Restructuring costs in the first nine months of fiscal 2013 was comprised of workforce reductions in our Computer Systems and Staffing Services Segments. Due to the continued decline in the Computer Systems business both domestically and internationally in fiscal 2013, we reduced headcount in North America, the United Kingdom and Germany, incurring primarily severance related restructuring costs. We also reduced headcount in our Staffing Services segment in connection with our focus on achieving acceptable operating income from our traditional time and materials Staffing Services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable.

Restatement and Associated Investigations: Restatement and associated investigations were comprised of financial and legal consulting, audit, and related costs and in the first nine months of fiscal 2013 amounted to $22.4 million compared to $28.0 million in fiscal 2012, respectively. The decreased costs were a result of the resolution of the SEC investigation and completion of the restatement, audits and filing of delinquent SEC reports during 2013, compared with fiscal 2012 when significant efforts were expended on completing investigations, accounting and control assessments and auditing.

Operating Loss: Operating loss in the first nine months of fiscal 2013 of $31.4 million included restatement and associated investigation expenses of $22.4 million, restructuring costs of $1.9 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $3.3 million. Without these items we would have had an operating loss of $10.4 million and a proforma operating loss of $14.8 million.

Operating loss in the first nine months of fiscal 2012 of $6.9 million included restatement and associated investigation expenses of $28.0 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $19.9 million. Without these items we would have had operating income of $1.2 million and a proforma operating loss of $14.8 million.

Operating results and proforma operating results were lower in the first nine months of fiscal 2013 than fiscal 2012 due to the above reasons and a decrease in Computer Systems results of $1.7 million due to lower transaction volumes, pricing and maintenance levels with relatively fixed costs of revenue and investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”), offset by an increase in Staffing Services results of $0.4 million primarily due to higher traditional staffing margins, although on lower revenue.

Other Income (Expense), net: Other expense in the first nine months of fiscal 2013 decreased $2.0 million, or 83.6%, to $0.4 million from $2.4 million in fiscal 2012, primarily related to foreign exchange gains and losses.

Income Tax Provision: Income tax provision in the first nine months of fiscal 2013 amounted to $0.7 million compared to a provision of $2.3 million in fiscal 2012, primarily related to locations outside of the United States.

Results of Operations by Segments (Q3 2013 YTD vs. Q3 2012 YTD)

Staffing Services

Net Revenue: The segment’s net revenue in the first nine months of fiscal 2013 decreased $101.7 million to $1,406.9 million from $1,508.6 million in fiscal 2012, and proforma net revenue decreased by $90.1 million, or 6.0%, to $1,402.5 million from $1,492.6 in fiscal 2012. This decrease is primarily due to our increased focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, lower staffing levels at a few of our large customers related to their particular business demand level, slightly lower managed services revenue, and $11.6 million lower recognition of previously Unrecognized Revenue.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of Staffing Services revenue in the first nine months of fiscal 2013 decreased $82.8 million, or 6.4%, to $1,215.5 million from $1,298.3 million in fiscal 2012. This decrease was primarily the result of fewer contingent staff on assignment and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in fiscal 2013 was 13.6% and 13.3% from 13.9% and 13.0% in fiscal 2012, respectively. The direct margin improved by 0.3% primarily due to higher margins resulting from our initiative focusing on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable, offset by lower margins on our call center, games testing and other project-based revenue. This improvement was offset in the GAAP percentage by 0.6% from the impact of the change in net Unrecognized Revenue.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first nine months of fiscal 2013 decreased $7.7 million, or 4.1%, to $178.6 million from $186.3 million in fiscal 2012. The decrease was primarily the result of reductions in selling, administrative and other operating costs including a $3.0 million indirect tax recovery, although the expense decrease lagged the decrease in revenue.

Restructuring Costs: The focus in fiscal 2013 on achieving acceptable operating income from our traditional time and materials staffing services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable led to workforce re-alignment and reductions with costs, primarily employee severance of $0.6 million.

Segment Operating Income: The segment’s operating income in the first nine months of fiscal 2013 decreased $11.8 million to $12.2 million from $24.0 million in fiscal 2012, and proforma operating income decreased by $0.2 million or 2.4% to $7.8 million from $8.0 million in fiscal 2012. The change in operating income is primarily due to a $3.0 million indirect tax recovery, lower traditional staffing revenue, although at higher margin ratios, and selling, administrative and other operating cost decreases lagging the decrease in revenue. GAAP results include $11.6 million lower recognition of previously Unrecognized Revenue.

Computer Systems

Net Revenue: The segment’s net revenue in the first nine months of fiscal 2013 decreased by $23.6 million, or 30.3%, to $54.5 million from $78.1 million in fiscal 2012. This decrease was primarily a result of lower transaction revenues due to both lower volumes and pricing, lower maintenance revenue, and lower systems revenues from several large implementations reached the end of the maintenance periods over which the revenue of projects were being amortized and were not replaced by similar levels of new system implementations.

Cost of Other Revenue: The segment’s cost of revenue in the first nine months of fiscal 2013 decreased $3.6 million, or 6.7%, to $48.9 million from $52.5 million in fiscal 2012. Computer Systems costs did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”) and relatively fixed data acquisition costs.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first nine months of fiscal 2013 decreased $1.8 million, or 9.2%, to $17.3 million from $19.1 million in fiscal 2012, primarily the result of decreased administrative costs in reaction to the lower business levels offset by higher selling costs as we increased efforts to sell our full-featured call center software.

Restructuring Costs: Due to the continued decline in the Computer Systems business both domestically and internationally in fiscal 2013, we reduced headcount in North America, the United Kingdom and Germany, incurring approximately $1.4 million of severance related restructuring costs.

Segment Operating Income(Loss): The segment’s operating results in the first nine months fiscal 2013 decreased by $19.7 million to a loss of $13.8 million compared to income of $5.9 million in fiscal 2012 primarily due to lower transaction revenues due to both lower volumes and pricing, lower maintenance revenue, and lower systems revenues from several large implementations reached the end of the maintenance periods over which the revenue of projects were being amortized and were not replaced by similar levels of new system implementations, relatively fixed data acquisition costs, and our continued investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”) and related sales efforts and restructuring costs as we reduced headcount in response to lower revenue levels.

Other

Net Revenue: The segment’s net revenue in the first nine months of fiscal 2013 decreased $5.1 million, or 5.8%, to $82.7 million from $87.8 million in fiscal 2012. The decrease was due to lower telecommunications infrastructure services revenue primarily due to lower volume of projects partially offset by higher information technology infrastructure services revenue driven primarily by a higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers at billing rates that remained relatively consistent between the periods.

Cost of Other Revenue: The segment’s cost of other revenue in the first nine months fiscal 2013 decreased $3.7 million, or 5.2%, to $68.3 million from $72.0 million in fiscal 2012. The decrease was driven primarily by lower telecommunications infrastructure services costs as these costs were reduced commensurate with the related revenue decreases and the remaining projects achieved higher margins than in 2012, offset by higher information technology infrastructure services costs commensurate with the related higher revenues, although at slightly lower margins due to ramp-up costs associated with the new customers.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first nine months of fiscal 2013 decreased $1.2 million, or 7.4%, to $14.4 million from $15.6 million in fiscal 2012, primarily through lower administrative costs partially offset by higher selling costs associated with the higher information technology infrastructure services revenue.

Segment Operating Loss: The segment’s operating loss in the first nine months of fiscal 2013 increased $0.2 million to $0.3 million from $0.1 million in fiscal 2012, as a result of the factors discussed above.

Consolidated Results of Operations and Financial Highlights (Q3 2013 vs. Q3 2012)

Results of Operations by Segment (Q3 2013 vs. Q3 2012)

	Three months ended July 28, 2013				Three months ended July 29, 2012
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$504,213	$455,848	$15,500	$32,865	$558,032	$508,154	$21,888	$27,990
Expenses
Direct cost of staffing services revenue	390,432	390,432	-	-	441,124	441,124	-	-
Cost of other revenue	37,595	-	14,390	23,205	38,296	-	15,914	22,382
Selling, administrative and other operating costs	69,689	58,602	5,792	5,295	74,294	62,821	6,568	4,905
Amortization of purchased intangible assets	337	3	214	120	344	11	213	120
Restructuring costs	223	141	82	-	-	-	-	-

Segment operating income (loss)	5,937	6,670	(4,978)	4,245	3,974	4,198	(807)	583
Corporate general and administrative	2,439				3,799
Restatement and associated investigations	1,159				9,800

Operating income (loss)	2,339				(9,625)

Other expense, net	(727)				(56)
Income tax provision (benefit)	(444)				1,560

Net income (loss)	$2,056				$(11,241)

NON-GAAP PROFORMA TABLE

	Three months ended July 28, 2013				Three months ended July 29, 2012
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$504,213	$455,848	$15,500	$32,865	$558,032	$508,154	$21,888	$27,990
Recognition of previously unrecognized revenue	(7,798)	(7,798)	-	-	(6,487)	(6,487)	-	-
Additions to unrecognized revenue	6,381	6,381	-	-	4,852	4,852	-	-

Net non-GAAP proforma adjustment	(1,417)	(1,417)	-	-	(1,635)	(1,635)	-	-

Non-GAAP proforma net revenue	502,796	454,431	15,500	32,865	556,397	506,519	21,888	27,990

Expenses
Direct cost of staffing services revenue	390,432	390,432	-	-	441,124	441,124	-	-
Cost of other revenue	37,595	-	14,390	23,205	38,296	-	15,914	22,382
Selling, administrative and other operating costs	69,689	58,602	5,792	5,295	74,294	62,821	6,568	4,905
Amortization of purchased intangible assets	337	3	214	120	344	11	213	120
Restructuring costs	223	141	82	-	-	-	-	-

Non-GAAP proforma segment operating income (loss)	4,520	5,253	(4,978)	4,245	2,339	2,563	(807)	583
Non-GAAP proforma operating income (loss)	922				(11,260)
Non-GAAP proforma net income (loss)	$639				$(12,876)

Consolidated Results of Operations (Q3 2013 vs. Q3 2012)

Net Revenue: Net revenue in the third quarter of fiscal 2013 decreased $53.8 million to $504.2 million from $558.0 million in fiscal 2012, and proforma net revenue decreased by $53.6 million or 9.6% to $502.8 million from $556.4 million in fiscal 2012. The change in revenue was primarily the result of decreased Staffing Services revenues by $52.4 million (proforma of $52.1 million) resulting from our increased focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, lower staffing levels at a few large customers related to their particular business demand level, slightly lower managed services revenue, and $0.2 million lower recognition of previously Unrecognized Revenue, and from lower Computer Systems revenues of $6.4 million from several large implementations reaching the end of the maintenance periods over which the projects were being amortized and lower transaction volumes, pricing and maintenance levels.

Direct Cost of Staffing Services Revenue: Direct cost of Staffing Services revenue in the third quarter of fiscal 2013 decreased $50.7 million, or 11.5%, to $390.4 million from $441.1 million in fiscal 2012. This decrease was primarily the result of fewer contingent staff on assignment and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in fiscal 2013 was 14.4% and 14.1% from 13.2% and 12.9% in fiscal 2012, respectively. The direct margin improved by 1.2% primarily due to higher margins resulting from our initiative focusing on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable, offset by lower margins on our call center, games testing and other project-based revenue. The GAAP percentage was not impacted by the change in net Unrecognized Revenue.

Cost of Other Revenue: Cost of other revenue in the third quarter of fiscal 2013 decreased $0.7 million, or 1.8%, to $37.6 million from $38.3 million in fiscal 2012. This decrease was primarily a result of Computer Systems costs that did not decrease proportionally with the decrease in Computer systems revenue due to both our ongoing investment in developing our directory assistance software platform into full featured call center software (“OnDemand”) and relatively fixed data acquisition costs as well as decreased costs and higher margins for our telecommunications infrastructure services offset by increased costs at slightly lower margins for our information technology infrastructure service.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the third quarter of fiscal 2013 decreased $4.6 million, or 6.2%, to $69.7 million from $74.3 million in fiscal 2012. This decrease was primarily in our Staffing Services segment, although the expense decrease lagged the decrease in revenue, as well as in our Computer Systems segment where we decreased administrative costs in reaction to the lower business levels, although this was offset by higher selling costs as we increased efforts to sell our full-featured call center software.

Restatement and Associated Investigations: Restatement and associated investigations were comprised of financial and legal consulting, audit, and related costs and in the third quarter of fiscal 2013 amounted to $1.2 million compared to $9.8 million in fiscal 2012. The decreased costs were a result of the resolution of the SEC investigation and completion of the restatement, audits and filing of delinquent SEC reports during 2013, compared with fiscal 2012 when significant efforts were expended on completing investigations, accounting and control assessments and auditing.

Operating Income (Loss): Operating income in the third quarter of fiscal 2013 of $2.3 million included restatement and associated investigation expenses of $1.2 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $6.1 million. Without these items we would have had operating loss of $2.6 million and a proforma operating loss of $4.0 million.

Operating loss in the third quarter of fiscal 2012 of $9.6 million included restatement and associated investigation expenses of $9.8 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $4.0 million. Without these items we would have had an operating loss of $3.8 million and a proforma operating loss of $5.5 million.

Operating results and proforma operating results were higher in the third quarter of fiscal 2013 than fiscal 2012 due to the above reasons and an increase in Staffing Services results of approximately $2.7 million primarily due to higher traditional staffing margin, although on lower revenues, partially offset by a decrease in Computer Systems results of approximately $6.3 million due to lower transaction volumes, pricing and maintenance levels with relatively fixed costs of revenue and investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”).

Other Income (Expense), net: Other expense in the third quarter of fiscal 2013 increased $0.6 million to $0.7 million from $0.1 million in fiscal 2012, primarily related to foreign exchange gains and losses.

Income Tax Provision (Benefit): Income tax benefit in the third quarter of fiscal 2013 amounted to $0.4 million compared to a provision of $1.6 million in fiscal 2012. The benefit in fiscal 2013 primarily related to locations outside of the United States.

Results of Operations by Segments (Q3 2013 vs. Q3 2012 )

Staffing Services

Net Revenue: The segment’s net revenue in the third quarter of fiscal 2013 decreased $52.4 million to $455.8 million from $508.2 million in fiscal 2012, and proforma net revenue decreased by $52.1 million, or 10.3%, to $454.4 million from $506.5 million in fiscal 2012. This decrease was primarily due to our increased focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, lower staffing levels at a few of our large customers related to their particular business demand level, slightly lower managed services revenue, and $0.2 million lower recognition of previously Unrecognized Revenue.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of Staffing Services revenue in the third quarter of fiscal 2013 decreased $50.7 million, or 11.5%, to $390.4 million from $441.1 million in fiscal 2012. This decrease was primarily the result of fewer contingent staff on assignment and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in fiscal 2013 was 14.4% and 14.1% from 13.2% and 12.9% in fiscal 2012, respectively. The direct margin improved by 1.2% primarily due to higher margins resulting from our initiative focusing on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable, offset by lower margins on our call center, games testing and other project-based revenue. This GAAP percentage was not impacted by the change in net Unrecognized Revenue.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the third quarter of fiscal 2013 decreased $4.2 million, or 6.7%, to $58.6 million from $62.8 million in fiscal 2012. The decrease was primarily the result of reductions in selling, administrative and other operating cost decreases lagging the decrease in revenue.

Segment Operating Income: The segment’s operating income in the third quarter of fiscal 2013 increased $2.5 million to $6.7 million from $4.2 million in fiscal 2012, and proforma operating income increased by $2.7 million to $5.3 million from $2.6 million in fiscal 2012. The change in operating income is primarily due to lower traditional staffing revenue, although at higher margin ratios, and selling, administrative and other operating cost decreases lagging the decrease in revenue. GAAP results include $0.2 million lower recognition of previously Unrecognized Revenue.

Computer Systems

Net Revenue: The segment’s net revenue in the third quarter of fiscal 2013 decreased by $6.4 million, or 29.2%, to $15.5 million from $21.9 million in fiscal 2012. This decrease was primarily a result of lower systems revenues from several large implementations reaching the end of the maintenance periods over which the revenue of projects were being amortized and were not replaced by similar levels of new system implementations, lower transaction revenues due to both lower volumes and pricing, and lower maintenance revenue.

Cost of Other Revenue: The segment’s cost of revenue in the third quarter of fiscal 2013 decreased $1.5 million, or 9.6%, to $14.4 million from $15.9 million in fiscal 2012. Computer Systems costs did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”) and relatively fixed data acquisition costs.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the third quarter of fiscal 2013 decreased $0.8 million, or 11.8%, to $5.8 million from $6.6 million in fiscal 2012, primarily the result of decreased administrative costs in reaction to the lower business levels offset by higher selling costs as we increased efforts to sell our full-featured call center software.

Segment Operating Loss: The segment’s operating loss in the third quarter fiscal 2013 increased by $4.2 million to a loss of $5.0 million compared to a loss of $0.8 million in fiscal 2012 primarily due to lower amortization of previously deferred revenue and previously deferred costs as several large system implementations reached the end of the maintenance periods over which the revenue and costs of projects are being amortized, relatively fixed data acquisition costs, and our continued investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”) and related sales efforts.

Other

Net Revenue: The segment’s net revenue in the third quarter of fiscal 2013 increased $4.9 million, or 17.4%, to $32.9 million from $28.0 million in fiscal 2012. The increase was due to higher information technology infrastructure services revenue driven primarily by the recognition of previously deferred revenue, as well as higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers at billing rates that remained relatively consistent between the periods offset by lower telecommunications infrastructure services revenue primarily due to lower volume of projects.

Cost of Other Revenue: The segment’s cost of other revenue in the third quarter of fiscal 2013 increased $0.8 million, or 3.7%, to $23.2 million from $22.4 million in fiscal 2012. The increase was due to higher information technology infrastructure services revenue driven primarily by a higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers at billing rates that remained relatively consistent between the periods offset by lower revenue primarily due to lower volume of projects.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the third quarter of fiscal 2013 increased $0.4 million, or 8.0%, to $5.3 million from $4.9 million in fiscal 2012, primarily from higher selling costs associated with the higher information technology infrastructure services revenue offset by lower administrative costs in telecommunications infrastructure services.

Segment Operating Income: The segment’s operating income in the third quarter of fiscal 2013 increased $3.6 million to $4.2 million from $0.6 million in fiscal 2012, as a result of the factors discussed above.

Consolidated Results of Operations and Financial Highlights (Q2 2013 YTD vs. Q2 2012 YTD)

Results of Operations by Segment (Q2 2013 YTD vs. Q2 2012 YTD)

	Six months ended April 28, 2013				Six months ended April 29, 2012
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems		Other
Net Revenue	$1,039,929	$951,091	$38,978	$49,860	$1,116,536	$1,000,495	`$	56,224	$59,817
Expenses
Direct cost of staffing services revenue	825,109	825,109	-	-	857,209	857,209		-	-
Cost of other revenue	79,626	-	34,557	45,069	86,194	-		36,571	49,623
Selling, administrative and other operating costs	140,659	120,001	11,553	9,105	146,673	123,489		12,530	10,654
Amortization of purchased intangible assets	691	24	429	238	690	24		429	237
Restructuring costs	1,688	418	1,270	-	-	-		-	-

Segment operating income (loss)	(7,844)	5,539	(8,831)	(4,552)	25,770	19,773		6,694	(697)
Corporate general and administrative	4,670				4,822
Restatement and associated investigations	21,207				18,200

Operating income (loss)	(33,721)				2,748

Other income (expense), net	329				(2,365)
Income tax provision	1,159				733

Net loss	$(34,551)				$(350)

NON-GAAP PROFORMA TABLE

	Six months ended April 28, 2013				Six months ended April 29, 2012
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$1,039,929	$951,091	$38,978	$49,860	$1,116,536	$1,000,495	$56,224	$59,817
Recognition of previously unrecognized revenue	(11,115)	(11,115)	-	-	(22,795)	(22,795)	-	-
Additions to unrecognized revenue	8,105	8,105	-	-	8,429	8,429	-	-

Net non-GAAP proforma adjustment	(3,010)	(3,010)	-	-	(14,366)	(14,366)	-	-

Non-GAAP proforma net revenue	1,036,919	948,081	38,978	49,860	1,102,170	986,129	56,224	59,817

Expenses
Direct cost of staffing services revenue	825,109	825,109	-	-	857,209	857,209	-	-
Cost of other revenue	79,626	-	34,557	45,069	86,194	-	36,571	49,623
Selling, administrative and other operating costs	140,659	120,001	11,553	9,105	146,673	123,489	12,530	10,654
Amortization of purchased intangible assets	691	24	429	238	690	24	429	237
Restructuring costs	1,688	418	1,270	-	-	-	-	-

Non-GAAP proforma segment operating income (loss)	(10,854)	2,529	(8,831)	(4,552)	11,404	5,407	6,694	(697)
Non-GAAP proforma operating loss	(36,731)				(11,618)
Non-GAAP proforma net loss	$(37,561)				$(14,716)

Consolidated Results of Operations (Q2 2013 YTD vs. Q2 2012 YTD)

Net Revenue: Net revenue in the first six months of fiscal 2013 decreased $76.6 million to $1,039.9 million from $1,116.5 million in fiscal 2012, and proforma net revenue decreased by $65.3 million or 5.9% to $1,036.9 million from $1,102.2 million in fiscal 2012. The change in revenue was primarily the result of decreased Staffing Services revenues of $49.4 million (proforma of $38.0 million) resulting from our increased focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, lower staffing levels at a few large customers related to their particular business demand level, slightly lower managed services revenue, and $11.4 million lower recognition of previously Unrecognized Revenue, and from lower Computer Systems revenues of $17.2 million from lower transaction volumes, pricing and maintenance levels, as well as several large implementations reaching the end of the maintenance periods over which the projects were being amortized.

Direct Cost of Staffing Services Revenue: Direct cost of Staffing Services revenue in the first six months of fiscal 2013 decreased $32.1 million, or 3.7%, to $825.1 million from $857.2 million in fiscal 2012. This decrease was primarily the result of fewer contingent staff on assignment and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in fiscal 2013 was 13.2% and 13.0% from 14.3% and 13.1% in fiscal 2012, respectively. The direct margin remained approximately consistent as higher margins resulting from our initiative focusing on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable were offset by lower margins on our call center, games testing and other project-based revenue. This was offset in the GAAP percentage by the 1.0% impact of the change in net Unrecognized Revenue.

Cost of Other Revenue: Cost of other revenue in the first six months of fiscal 2013 decreased $6.6 million, or 7.6%, to $79.6 million from $86.2 million in fiscal 2012. This decrease was primarily a result of decreased costs, although with higher margins, from our telecommunications infrastructure services offset by increased costs and at slightly lower margins for our information technology infrastructure service. It also includes decreased Computer Systems costs, although not proportional with the decrease in Computer systems revenue due to both our ongoing investment in developing our directory assistance software platform into full featured call center software (“OnDemand”) and relatively fixed data acquisition costs.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the first six months of fiscal 2013 decreased $6.0 million, or 4.1%, to $140.7 million from $146.7 million in fiscal 2012. This decrease was a result of a decrease in our telecommunications infrastructure services attributable to the decrease in revenue from prior year, as well as decreased administrative costs in our Computer Systems segment in reaction to the lower business levels offset by higher selling costs as we increased efforts to sell our full-featured call center software. The Staffing Services segment decrease was primarily the result of a $3.0 million indirect tax recovery.

Restructuring Costs: Restructuring costs in the first six months of fiscal 2013 was comprised of workforce reductions in our Computer Systems and Staffing Services Segments. Due to the continued decline in the Computer Systems business both domestically and internationally in fiscal 2013, we reduced headcount in North America, the United Kingdom and Germany, incurring primarily severance related restructuring costs. We also reduced headcount in our Staffing Services segment in connection with our focus on achieving acceptable operating income from our traditional time and materials Staffing Services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable.

Restatement and Associated Investigations: Restatement and associated investigations were comprised of financial and legal consulting, audit, and related costs and in the first six months of fiscal 2013 amounted to $21.2 million compared to $18.2 million in fiscal 2012. The increased costs were a result of the significant work performed to complete the restatement, audits and filing of delinquent SEC reports during 2013, compared with fiscal 2012 when efforts were expended on completing investigations, accounting and control assessments and auditing.

Operating Income (Loss): Operating loss in the first six months of fiscal 2013 of $33.7 million included restatement and associated investigation expenses of $21.2 million, restructuring costs of $1.7 million and deferral of software systems revenues and costs, net of current period deferrals, of $2.8 million. Without these items we would have had an operating loss of $8.0 million and a proforma operating loss of $11.0 million.

Operating income in the first six months of fiscal 2012 of $2.7 million included restatement and associated investigation expenses of $18.2 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $15.9 million. Without these items we would have had operating income of $5.0 million and a proforma operating loss of $9.3 million.

Operating results and proforma operating results were lower in the first six months of fiscal 2013 than fiscal 2012 due to the above reasons and a decrease in Staffing Services results of $2.5 million due to higher traditional staffing margins, although on lower revenue, as well as Other results of $3.9 million due to revenue deferrals.

Other Income (Expense), net: Other income in the first six months of fiscal 2013 increased $2.7 million to $0.3 million from an expense of $2.4 million in fiscal 2012, primarily related to foreign exchange gains and losses.

Income Tax Provision: Income tax provision in the first six months of fiscal 2013 amounted to $1.2 million compared to $0.7 million in fiscal 2012. The provision in fiscal 2013 primarily related to locations outside of the United States.

Results of Operations by Segments (Q2 2013 YTD vs. Q2 2012 YTD)

Staffing Services

Net Revenue: The segment’s net revenue in the first six months of fiscal 2013 decreased $49.4 million to $951.1 million from $1,000.5 million in fiscal 2012, and proforma net revenue decreased by $38.0 million, or 3.9%, to $948.1 million from $986.1 million in fiscal 2012. This decrease was primarily due to our increased focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, lower staffing levels at a few of our large customers related to their particular business demand level, slightly lower managed services revenue, and $11.4 million lower recognition of previously Unrecognized Revenue.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue in the first six months of fiscal 2013 decreased $32.1 million, or 3.7%, to $825.1 million from $857.2 million in fiscal 2012. This decrease was primarily the result of fewer contingent staff on assignment and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in fiscal 2013 was 13.2% and 13.0% from 14.3% and 13.1% in fiscal 2012, respectively. The direct margin remained approximately consistent as higher margins resulting from our initiative focusing on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable were offset by lower margins on our call center, games testing and other project-based revenue. This was offset in the GAAP percentage by the 1.0% impact of the change in net Unrecognized Revenue.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first six months of fiscal 2013 decreased $3.5 million, or 2.8%, to $120.0 million from $123.5 million in fiscal 2012. The decrease was primarily the result of a $3.0 million indirect tax recovery.

Restructuring Costs: The focus in fiscal 2013 on achieving acceptable operating income from our traditional time and materials staffing services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable led to workforce re-alignment and reductions with costs for employee severance of $0.4 million.

Segment Operating Income: The segment’s operating income in the first six months of fiscal 2013 decreased $14.3 million to $5.5 million from $19.8 million in fiscal 2012, and proforma operating income decreased by $2.9 million or 53.2% to $2.5 million from $5.4 million in fiscal 2012. The change in operating income is due to a $3.0 million indirect tax recovery, lower traditional staffing revenue, although at higher margin ratios, and selling, administrative and other operating cost decreases that lagged the decrease in revenue. GAAP results include a $11.4 million lower recognition of previously Unrecognized Revenue.

Computer Systems

Net Revenue: The segment’s net revenue in the first six months of fiscal 2013 decreased by $17.2 million, or 30.7%, to $39.0 million from $56.2 million in fiscal 2012. This decrease was primarily from lower transaction volumes, pricing and maintenance levels, as well as several large implementations reaching the end of the maintenance periods over which the projects were being amortized.

Cost of Other Revenue: The segment’s cost of revenue in the first six months of fiscal 2013 decreased $2.0 million, or 5.5%, to $34.6 million from $36.6 million in fiscal 2012. Computer Systems costs did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”) and relatively fixed data acquisition costs.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first six months of fiscal 2013 decreased $0.9 million, or 7.8%, to $11.6 million from $12.5 million in fiscal 2012, primarily the result of decreased administrative costs in reaction to the lower business levels offset by higher selling costs as we increased efforts to sell our full-featured call center software.

Restructuring Costs: Due to the continued decline in the Computer Systems business both domestically and internationally in fiscal 2013, we reduced headcount in North America, the United Kingdom and Germany, incurring approximately $1.3 million of severance related restructuring costs.

Segment Operating Income(Loss): The segment’s operating results in the first six months fiscal 2013 decreased by $15.5 million to a loss of $8.8 million compared to income of $6.7 million in fiscal 2012 primarily due to lower transaction volumes, pricing and maintenance levels, and as several large implementations reached the end of the maintenance periods over which the projects were being amortized, relatively fixed data acquisition costs, our continued investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”) and related sales efforts and restructuring costs as we reduced headcount in response to lower revenue levels.

Other

Net Revenue: The segment’s net revenue in the first six months of fiscal 2013 decreased $9.9 million, or 16.6%, to $49.9 million from $59.8 million in fiscal 2012. The decrease was due to information technology infrastructure services revenue deferrals and lower telecommunications infrastructure services revenue primarily due to lower volume of projects.

Cost of Other Revenue: The segment’s cost of other revenue in the first six months of fiscal 2013 decreased $4.5 million, or 9.2%, to $45.1 million from $49.6 million in fiscal 2012. The decrease was driven primarily by lower telecommunications infrastructure services costs as these costs were reduced commensurate with the related revenue decreases and the remaining projects achieved higher margins than in 2012, offset by higher information technology infrastructure services costs commensurate with the related higher revenues, although at slightly lower margins due to ramp-up costs associated with the new customers.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first six months of fiscal 2013 decreased $1.6 million, or 14.5%, to $9.1 million from $10.7 million in fiscal 2012, primarily though lower administrative costs partially offset by higher selling costs associated with the higher information technology infrastructure services revenue.

Segment Operating Loss: The segment’s operating loss in the first six months of fiscal 2013 increased $3.9 million to $4.6 million from $0.7 million in fiscal 2012, primarily due to information technology infrastructure services revenue deferrals.

Consolidated Results of Operations and Financial Highlights (Q2 2013 vs. Q2 2012)

Results of Operations by Segment (Q2 2013 vs. Q2 2012)

	Three months ended April 28, 2013				Three months ended April 29, 2012
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$519,724	$476,729	$18,752	$24,243	$573,443	$521,278	$22,322	$29,843
Expenses
Direct cost of staffing services revenue	413,116	413,116	-	-	441,341	441,341	-	-
Cost of other revenue	39,873	-	16,742	23,131	42,759	-	17,803	24,956
Selling, administrative and other operating costs	72,612	62,058	6,024	4,530	75,029	63,782	6,263	4,984
Amortization of purchased intangible assets	346	12	215	119	345	12	215	118
Restructuring costs	948	133	815	-	-	-	-	-

Segment operating income (loss)	(7,171)	1,410	(5,044)	(3,537)	13,969	16,143	(1,959)	(215)
Corporate general and administrative	2,380				1,974
Restatement and associated investigations	7,387				9,169

Operating income (loss)	(16,938)				2,826

Other income (expense), net	60				(1,948)
Income tax provision	583				331

Net income (loss)	$(17,461)				$547

NON-GAAP PROFORMA TABLE

	Three months ended April 28, 2013				Three months ended April 29, 2012
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$519,724	$476,729	$18,752	$24,243	$573,443	$521,278	$22,322	$29,843
Recognition of previously unrecognized revenue	(8,632)	(8,632)	-	-	(19,512)	(19,512)	-	-
Additions to unrecognized revenue	8,164	8,164	-	-	6,325	6,325	-	-

Net non-GAAP proforma adjustment	(468)	(468)	-	-	(13,187)	(13,187)	-	-

Non-GAAP proforma net revenue	519,256	476,261	18,752	24,243	560,256	508,091	22,322	29,843

Expenses
Direct cost of staffing services revenue	413,116	413,116	-	-	441,341	441,341	-	-
Cost of other revenue	39,873	-	16,742	23,131	42,759	-	17,803	24,956
Selling, administrative and other operating costs	72,612	62,058	6,024	4,530	75,029	63,782	6,263	4,984
Amortization of purchased intangible assets	346	12	215	119	345	12	215	118
Restructuring costs	948	133	815	-	-	-	-	-

Non-GAAP proforma segment operating income (loss)	(7,639)	942	(5,044)	(3,537)	782	2,956	(1,959)	(215)
Non-GAAP proforma operating loss	(17,406)				(10,361)
Non-GAAP proforma net loss	$(17,929)				$(12,640)

Consolidated Results of Operations (Q2 2013 vs. Q2 2012)

Net Revenue: Net revenue in the second quarter of fiscal 2013 decreased $53.7 million to $519.7 million from $573.4 million in fiscal 2012, and proforma net revenue decreased by $41.0 million or 7.3% to $519.3 million from $560.3 million in fiscal 2012. The change in revenue was primarily the result of decreased Staffing Services revenues of $44.6 million (proforma of $31.8 million) resulting from our increased focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, lower staffing levels at a few large customers related to their particular business demand level, slightly lower managed services revenue, and $12.7 million lower recognition of previously Unrecognized Revenue, and from lower Computer Systems revenues of $3.6 million from lower transaction volumes, pricing and maintenance levels, as well as several large implementations reaching the end of the maintenance periods over which the projects were being amortized.

Direct Cost of Staffing Services Revenue: Direct cost of Staffing Services revenue in the second quarter of fiscal 2013 decreased $28.2 million, or 6.4%, to $413.1 million from $441.3 million in fiscal 2012. This decrease was primarily the result of fewer contingent staff on assignment and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in fiscal 2013 was 13.3% and 13.3% from 15.3% and 13.1% in fiscal 2012, respectively. The direct margin improved by 0.2% primarily due to higher margins resulting from our initiative focusing on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable, offset by lower margins on our call center, games testing and other project-based revenue. This improvement was offset in the GAAP percentage by the 2.2% impact of the change in net Unrecognized Revenue.

Cost of Other Revenue: Cost of other revenue in the second quarter of fiscal 2013 decreased $2.9 million, or 6.7%, to $39.9 million from $42.8 million in fiscal 2012. This decrease was primarily a result of decreased costs and higher margins for our telecommunications infrastructure services, as well as Computer Systems costs that did not decrease proportionally with the decrease in Computer Systems revenue due to both our ongoing investment in developing our directory assistance software platform into full featured call center software (“OnDemand”) and relatively fixed data acquisition costs. These decreases were offset by increased costs at slightly lower margins for our information technology infrastructure service.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the second quarter of fiscal 2013 decreased $2.4 million, or 3.2%, to $72.6 million from $75.0 million in fiscal 2012. This decrease was primarily in our Staffing Services segment, although the decrease in expense lagged the decrease in revenue.

Restructuring Costs: Restructuring costs in the second quarter of fiscal 2013 was comprised of workforce reductions in our Computer Systems and Staffing Services Segments. Due to the continued decline in the Computer Systems business both domestically and internationally in fiscal 2013, we reduced headcount in North America, the United Kingdom and Germany, incurring primarily severance related restructuring costs. We also reduced headcount in our Staffing Services segment in connection with our focus on achieving acceptable operating income from our traditional time and materials Staffing Services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable.

Restatement and Associated Investigations: Restatement and associated investigations were comprised of financial and legal consulting, audit, and related costs in the second quarter of fiscal 2013 and amounted to $7.4 million compared to $9.2 million in fiscal 2012. The decreased costs were a result of the resolution of the SEC investigation and completion of the restatement, audits and filing of delinquent SEC reports during 2013, compared with fiscal 2012 when significant efforts were expended on completing investigations, accounting and control assessments and auditing.

Operating Income (Loss): Operating loss in the second quarter of fiscal 2013 of $16.9 million included restatement and associated investigation expenses of $7.4 million, deferral of software systems revenues and costs, net of current period deferrals of $2.0 million, and restructuring costs of $0.9 million as we reduced headcount in response to lower revenue levels. Without these items we would have had an operating loss of $6.6 million and a proforma operating loss of $7.1 million.

Operating income in the second quarter of fiscal 2012 of $2.8 million included restatement and associated investigation expenses of $9.2 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $2.9 million. Without these items we would have had operating income of $9.1 million and a proforma operating loss of $4.1 million.

Operating results and proforma operating results were lower in the second quarter of fiscal 2013 than fiscal 2012 primarily due to the above reasons and a decrease in Staffing Services results of approximately $2.0 million due to higher traditional staffing margins, although on lower revenues, as well as Other of $3.3 million due to revenue deferrals.

Other Income (Expense), net: Other income in the second quarter of fiscal 2013 increased $2.0 million to $0.1 million from expense of $1.9 million in fiscal 2012, primarily related to foreign exchange gains and losses.

Income Tax Provision: Income tax provision in the second quarter of fiscal 2013 amounted to $0.6 million compared to a provision of $0.3 million in fiscal 2012. The provision in fiscal 2013 primarily related to locations outside of the United States.

Results of Operations by Segments (Q2 2013 vs. Q2 2012 )

Staffing Services

Net Revenue: The segment’s net revenue in the second quarter of fiscal 2013 decreased $44.6 million to $476.7 million from $521.3 million in fiscal 2012, and proforma net revenue decreased by $31.8 million, or 6.3%, to $476.3 million from $508.1 million in fiscal 2012. This decrease is primarily due to our increased focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, lower staffing levels at a few large customers related to their particular business demand level, slightly lower managed services revenue, and $12.7 million lower recognition of previously Unrecognized Revenue.

Direct Cost of Staffing Services Revenue: Direct cost of Staffing Services revenue in the second quarter of fiscal 2013 decreased $28.2 million, or 6.4%, to $413.1 million from $441.3 million in fiscal 2012. This decrease was primarily the result of fewer contingent staff on assignment and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in fiscal 2013 was 13.3% and 13.3% from 15.3% and 13.1% in fiscal 2012, respectively. The direct margin improved by 0.2% primarily due to higher margins resulting from our initiative focusing on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable, offset by lower margins on our call center, games testing and other project-based revenue. This improvement was offset in the GAAP percentage of 2.2% impact of the change in net Unrecognized Revenue.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the second quarter of fiscal 2013 decreased $1.7 million, or 2.7%, to $62.1 million from $63.8 million in fiscal 2012. This decrease was primarily the result of reductions in selling, administrative and other operating cost decreases lagging the decrease in revenue.

Segment Operating Income: The segment’s operating income in the second quarter of fiscal 2013 decreased $14.7 million to $1.4 million from $16.1 million in fiscal 2012, and proforma operating income decreased by $2.1 million or 68.1% to $0.9 million from $3.0 million in fiscal 2012. The change in operating income is due to lower traditional staffing revenue, although at higher margin ratios, and selling, administrative and other operating cost decreases lagging the decrease in revenue. GAAP results include $12.7 million lower recognition of previously Unrecognized Revenue.

Computer Systems

Net Revenue: The segment’s net revenue in the second quarter of fiscal 2013 decreased by $3.5 million, or 16.0%, to $18.8 million from $22.3 million in fiscal 2012. This decrease was primarily a result of lower transaction volumes, pricing and maintenance levels as well as several large implementations reaching the end of the maintenance periods over which the projects were being amortized.

Cost of Other Revenue: The segment’s cost of revenue in the second quarter of fiscal 2013 decreased $1.1 million, or 6.0%, to $16.7 million from $17.8 million in fiscal 2012. Computer Systems costs did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”) and relatively fixed data acquisition costs.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the second quarter of fiscal 2013 decreased $0.3 million, or 3.8%, to $6.0 million from $6.3 million in fiscal 2012. The decrease was primarily the result of decreased administrative costs in reaction to the lower business levels offset by higher selling costs as we increased efforts to sell our full-featured call center software.

Restructuring Costs: Due to the continued decline in the Computer Systems business both domestically and internationally in fiscal 2013, we reduced headcount in North America, the United Kingdom and Germany, incurring approximately $0.8 million of severance related restructuring costs.

Segment Operating Loss: The segment’s operating loss in the second quarter fiscal 2013 increased by $3.0 million to a loss of $5.0 million from $2.0 million in fiscal 2012 primarily due to lower transaction volumes, pricing and maintenance levels and as several large implementations reached the end of the maintenance periods over which the projects were being amortized, relatively fixed data acquisition costs, our continued investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”) and related sales efforts, and restructuring costs as we reduced headcount in response to lower revenue levels.

Other

Net Revenue: The segment’s net revenue in the second quarter of fiscal 2013 decreased $5.6 million, or 18.8%, to $24.2 million from $29.8 million in fiscal 2012. The decrease was due to lower telecommunications infrastructure services revenue primarily due to lower volume of projects, as well as information technology infrastructure services revenue deferrals.

Cost of Other Revenue: The segment’s cost of other revenue in the second quarter of fiscal 2013 decreased $1.9 million, or 7.3%, to $23.1 million from $25.0 million in fiscal 2012. The decrease was due to lower telecommunications infrastructure services revenue primarily due to lower volume of projects offset by higher information technology infrastructure services revenue driven primarily by a higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers at billing rates that remained relatively consistent between the periods.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the second quarter of fiscal 2013 decreased $0.5 million, or 9.1%, to $4.5 million from $5.0 million in fiscal 2012, primarily from lower administrative costs in telecommunications infrastructure services offset by higher selling costs associated with the higher information technology infrastructure services revenue.

Segment Operating Income: The segment’s operating loss in the second quarter of fiscal 2013 increased $3.3 million to $3.5 million from $0.2 million in fiscal 2012, as a result of information technology infrastructure services revenue deferrals.

Consolidated Results of Operations and Financial Highlights (Q1 2013 YTD vs. Q1 2012 YTD)

Results of Operations by Segment (Q1 2013 YTD vs. Q1 2012 YTD)

	Three months ended January 27, 2013				Three months ended January 29, 2012
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$520,205	$474,362	$20,226	$25,617	$543,093	$479,217	$33,902	$29,974
Expenses
Direct cost of staffing services revenue	411,993	411,993	-	-	415,868	415,868	-	-
Cost of other revenue	39,753	-	17,815	21,938	43,435	-	18,768	24,667
Selling, administrative and other operating costs	68,047	57,943	5,529	4,575	71,644	59,707	6,267	5,670
Amortization of purchased intangible assets	345	12	214	119	345	12	214	119
Restructuring costs	740	285	455	-	-	-	-	-

Segment operating income (loss)	(673)	4,129	(3,787)	(1,015)	11,801	3,630	8,653	(482)
Corporate general and administrative	2,290				2,848
Restatement and associated investigations	13,820				9,031

Operating loss	(16,783)				(78)

Other income (expense), net	269				(417)
Income tax provision	576				402

Net loss	$(17,090)				$(897)

NON-GAAP PROFORMA TABLE

	Three months ended January 27, 2013				Three months ended January 29, 2012
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net Revenue	$520,205	$474,362	$20,226	$25,617	$543,093	$479,217	$33,902	$29,974
Recognition of previously unrecognized revenue	(9,113)	(9,113)	-	-	(11,837)	(11,837)	-	-
Additions to unrecognized revenue	6,571	6,571	-	-	10,658	10,658	-	-

Net non-GAAP proforma adjustment	(2,542)	(2,542)	-	-	(1,179)	(1,179)	-	-

Non-GAAP proforma net revenue	517,663	471,820	20,226	25,617	541,914	478,038	33,902	29,974

Expenses
Direct cost of staffing services revenue	411,993	411,993	-	-	415,868	415,868	-	-
Cost of other revenue	39,753	-	17,815	21,938	43,435	-	18,768	24,667
Selling, administrative and other operating costs	68,047	57,943	5,529	4,575	71,644	59,707	6,267	5,670
Amortization of purchased intangible assets	345	12	214	119	345	12	214	119
Restructuring costs	740	285	455	-	-	-	-	-

Non-GAAP proforma segment operating income (loss)	(3,215)	1,587	(3,787)	(1,015)	10,622	2,451	8,653	(482)
Non-GAAP proforma operating loss	(19,325)				(1,257)
Non-GAAP proforma net loss	$(19,632)				$(2,076)

Consolidated Results of Operations (Q1 2013 vs. Q1 2012)

Net Revenue: Net revenue in the first quarter of fiscal 2013 decreased $22.9 million to $520.2 million from $543.1 million in fiscal 2012, and proforma net revenue decreased by $24.2 million or 4.5% to $517.7 million from $541.9 million in fiscal 2012. The change in revenue was primarily the result of decreased Staffing Services revenues of $4.8 million (proforma of $6.2 million) resulting from our increased focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, lower staffing levels at a few large customers related to their particular business demand level, slightly lower managed services revenue, and $1.4 million higher recognition of previously Unrecognized Revenue, and from lower Computer Systems revenues of $13.7 million from lower transaction volumes, pricing and maintenance levels, as well as several large implementations reaching the end of the maintenance periods over which the projects were being amortized.

Direct Cost of Staffing Services Revenue: Direct cost of Staffing Services revenue in the first quarter of fiscal 2013 decreased $3.9 million, or 0.9%, to $412.0 million from $415.9 million in fiscal 2012. This decrease was primarily the result of fewer contingent staff on assignment and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in fiscal 2013 was 13.1% and 12.7% from 13.2% and 13.0% in fiscal 2012, respectively. The direct margin declined by 0.3% primarily due to lower margins on our call center, games testing and other project-based revenue. This decline was offset in the GAAP percentage by the 0.2% impact of the change in net Unrecognized Revenue.

Cost of Other Revenue: Cost of other revenue in the first quarter of fiscal 2013 decreased $3.6 million, or 8.5%, to $39.8 million from $43.4 million in fiscal 2012. This decrease was primarily a result of decreased costs and higher margins from our telecommunications infrastructure services, as well as Computer Systems costs that did not decrease proportionally with the decrease in Computer systems revenue due to both our ongoing investment in developing our directory assistance software platform into full featured call center software (“OnDemand”) and relatively fixed data acquisition costs. These decreases were offset by increased costs at slightly lower margins for our information technology infrastructure services.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in the first quarter of fiscal 2013 decreased $3.6 million, or 5.0%, to $68.0 million from $71.6 million in fiscal 2012. This decrease was primarily in our Staffing Services segment attributable to a $3.0 million indirect tax recovery, our telecommunications infrastructure services attributable to the decrease in revenue from prior year, as well as in our Computer Systems segment where we decreased administrative costs in reaction to the lower business levels offset by higher selling costs as we increased efforts to sell our full-featured call center software (“OnDemand”).

Restructuring Costs: Restructuring costs in the first quarter of fiscal 2013 was comprised of workforce reductions in our Computer Systems and Staffing Services Segments. Due to the continued decline in the Computer Systems business both domestically and internationally in fiscal 2013, we reduced headcount in North America, the United Kingdom and Germany, incurring primarily severance related restructuring costs. We also reduced headcount in our Staffing Services segment in connection with our focus on achieving acceptable operating income from our traditional time and materials staffing services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable.

Restatement and Associated Investigations: Restatement and associated investigations were comprised of financial and legal consulting, audit, and related costs and in the first quarter of fiscal 2013 amounted to $13.8 million compared to $9.0 million in fiscal 2012. The increased costs were a result of the significant work performed to complete the restatement, audits and filing of delinquent SEC reports during 2013, compared with fiscal 2012 when efforts were expended on completing investigations, accounting and control assessments and auditing.

Operating Loss: Operating loss in the first quarter of fiscal 2013 of $16.8 million included restatement and associated investigation expenses of $13.8 million, restructuring costs of $0.7 million as we reduced headcount in response to lower revenue levels and deferral of software systems revenues and costs, net of current period deferrals, of $0.8 million. Without these items we would have had an operating loss of $1.5 million and a proforma operating loss of $4.0 million.

Operating loss in the first quarter of fiscal 2012 of $0.1 million included restatement and associated investigation expenses of $9.0 million and recognition of previously deferred software systems revenues and costs, net of current period deferrals, of $13.0 million. Without these items we would have had an operating loss of $4.1 million and a proforma operating loss of $5.3 million.

Operating results and proforma operating results were lower in the first quarter of fiscal 2013 than fiscal 2012 due to the above reasons and a decrease in Staffing Services results of approximately $3.6 million primarily due to selling, administrative and other operating cost decreases lagging the decrease in revenue.

Other Income (Expense), net: Other income in the first quarter of fiscal 2013 increased $0.7 million to income of $0.3 million from expense of $0.4 million in fiscal 2012, primarily related to foreign exchange gains and losses.

Income Tax Provision: Income tax provision in the first quarter of fiscal 2013 amounted to $0.6 million compared to a provision of $0.4 million in fiscal 2012. The provision in fiscal 2013 primarily related to locations outside of the United States.

Results of Operations by Segments (Q1 2013 vs. Q1 2012 )

Staffing Services

Net Revenue: The segment’s net revenue in the first quarter of fiscal 2013 decreased $4.8 million to $474.4 million from $479.2 million in fiscal 2012, and proforma net revenue decreased by $6.2 million, or 1.3%, to $471.8 million from $478.0 million in fiscal 2012. This decrease was primarily due to our increased focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, lower staffing levels at a few of our large customers related to their particular business demand level, slightly lower managed services revenue, and $1.4 million higher recognition of previously Unrecognized Revenue.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of Staffing Services revenue in the first quarter of fiscal 2013 decreased $3.9 million, or 0.9%, to $412.0 million from $415.9 million in fiscal 2012. This decrease was primarily the result of fewer contingent staff on assignment and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in fiscal 2013 was 13.1% and 12.7% from 13.2% and 13.0% in fiscal 2012, respectively. The direct margin declined by 0.3% primarily due to lower margins on our call center, games testing and other project-based revenue. This decline was offset in the GAAP percentage by the 0.2% impact of the change in net Unrecognized Revenue.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first quarter of fiscal 2013 decreased $1.8 million, or 3.0%, to $57.9 million from $59.7 million in fiscal 2012. The decrease was primarily the result of a $3.0 million indirect tax recovery.

Restructuring Costs: The focus in fiscal 2013 on achieving acceptable operating income from our traditional time and materials Staffing Services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable led to workforce re-alignment and reductions with costs for employee severance of $0.3 million.

Segment Operating Income: The segment’s operating income in the first quarter of fiscal 2013 increased $0.5 million to $4.1 million from $3.6 million in fiscal 2012, and proforma operating income decreased by $0.9 million to $1.6 million from $2.5 million in fiscal 2012. The change in operating income is primarily due to a $3.0 million indirect tax recovery, and selling, administrative and other operating cost decreases lagging the decrease in revenue. GAAP results include $1.4 million higher recognition of previously Unrecognized Revenue.

Computer Systems

Net Revenue: The segment’s net revenue in the first quarter of fiscal 2013 decreased by $13.7 million, or 40.3%, to $20.2 million from $33.9 million in fiscal 2012. This decrease was primarily a result from lower transaction volumes, pricing and maintenance levels, as well as several large implementations reaching the end of the maintenance periods over which the projects were being amortized.

Cost of Other Revenue: The segment’s cost of revenue in the first quarter of fiscal 2013 decreased $1.0 million, or 5.1%, to $17.8 million from $18.8 million in fiscal 2012. Computer Systems costs did not decrease proportionally with the decrease in Computer Systems revenue due to our ongoing investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”) and relatively fixed data acquisition costs.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first quarter of fiscal 2013 decreased $0.8 million, or 11.8%, to $5.5 million from $6.3 million in fiscal 2012. The decrease was primarily the result of decreased administrative costs in reaction to the lower business levels offset by higher selling costs as we increased efforts to sell our full-featured call center software.

Restructuring Costs: Due to the continued decline in the Computer Systems business both domestically and internationally in fiscal 2013, we reduced headcount in North America, the United Kingdom and Germany, incurring approximately $0.5 million of severance related restructuring costs.

Segment Operating Income (Loss): The segment’s operating results in the first quarter fiscal 2013 decreased by $12.5 million to a loss of $3.8 million from income of $8.7 million in fiscal 2012 primarily due to lower amortization of previously deferred revenue and previously deferred costs as several large system implementations reaching the end of the maintenance periods over which the revenue and costs of projects are being amortized, relatively fixed data acquisition costs, and our continued investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”) and related sales efforts.

Other

Net Revenue: The segment’s net revenue in the first quarter of fiscal 2013 decreased $4.4 million, or 14.5%, to $25.6 million from $30.0 million in fiscal 2012. The decrease was due to lower telecommunications infrastructure services revenue primarily due to lower volume of projects offset by higher information technology infrastructure services revenue driven primarily by a higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers at billing rates that remained relatively consistent between the periods.

Cost of Other Revenue: The segment’s cost of other revenue in the first quarter of fiscal 2013 decreased $2.8 million, or 11.1%, to $21.9 million from $24.7 million in fiscal 2012. The decrease was due to lower telecommunications infrastructure services revenue primarily due to lower volume of projects offset by higher information technology infrastructure services revenue driven primarily by a higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers at billing rates that remained relatively consistent between the periods.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in the first quarter of fiscal 2013 decreased $1.1 million, or 19.3%, to $4.6 million from $5.7 million in fiscal 2012, primarily from lower administrative costs in telecommunications infrastructure services offset by higher selling costs associated with the higher information technology infrastructure services revenue.

Segment Operating Loss: The segment’s operating loss in the first quarter of fiscal 2013 increased $0.5 million to $1.0 million from $0.5 million in fiscal 2012, as a result of the factors discussed above.

Liquidity and Capital Resources

Cash Flows and Liquidity

Our primary sources of liquidity are cash flows from operations and proceeds from short-term borrowing and credit facilities. On November 3, 2013, the Company had cash and cash equivalents of $11.1 million and an additional $31.8 million of cash restricted as collateral for foreign currency credit lines and banking facilities. The Company also had approximately $25.5 million available from its short-term financing program. Excluding $8.9 million of long-term debt, the Company’s consolidated borrowings were $167.3 million at November 3, 2013, which included $22.3 million of foreign currency borrowings used primarily to hedge net investments in foreign subsidiaries that are fully collateralized by restricted cash, and $142.0 million drawn under the $200.0 million short-term financing program. The amount drawn under the short-term borrowing financing program was subsequently decreased to $120.0 million in January 2014 at which time there was approximately $20.3 million additional borrowing available.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	For the years ended,
(in thousands)	November 3, 2013	October 28, 2012	October 30, 2011
Net cash used in operating activities	$(31,089)	$(40,437)	$(28,352)
Net cash used in investing activities	(10,953)	(7,642)	(14,209)
Net cash provided by financing activities	25,295	30,355	35,650
Effect of exchange rates on cash and cash equivalents	1,378	(360)	394

Net decrease in cash and cash equivalents	$(15,369)	$(18,084)	$(6,517)

During fiscal 2013, the Company disbursed $37.3 million in connection with the restatement and related investigations and provided cash from all other operating activities of $6.2 million. The Company used $11.3 million for capital expenditures, net of $0.3 million received from the sale of property and equipment, and received $0.4 million for the sale of investments net of purchases. Borrowings under the accounts receivable securitization program increased by $22.0 million and decreases in restricted cash as collateral for foreign currency borrowings and banking facilities provided $3.8 million, offset by repayments of approximately $0.8 million of long-term debt.

Fiscal Year Ended November 3, 2013 Compared to the Fiscal Year Ended October 28, 2012

Cash Flows – Operating Activities

For the year ended November 3, 2013, we used net cash flows in operating activities of $31.1 million ($37.3 million in connection with the restatement and related investigations and $6.2 million provided by all other operating activities), compared to net cash used of $40.4 million ($37.2 million in connection with the restatement and related investigations) for fiscal 2012, a decrease in net cash used of $9.3 million.

The cash used in operating activities in fiscal 2013, exclusive of changes in operating assets and liabilities, was $18.3 million; the 2013 net loss of $30.9 million included non-cash charges for depreciation and amortization of $14.9 million, a gain on unrealized foreign currency exchange of $1.3 million and a deferred tax benefit of $1.7 million. The cash provided by operating activities in fiscal 2012, exclusive of changes in operating assets and liabilities, was $0.3 million; the 2012 net loss of $13.6 million included non-cash charges for depreciation and amortization of $16.5 million and a gain on dispositions of property, equipment and software of $4.9 million.

Changes in operating assets and liabilities in fiscal 2013 resulted in a $12.8 million use of cash, net, principally due to a decrease in the level of accounts payable of $29.0 million and a decrease in the level of deferred revenue of $14.9 million. These uses of cash were partially offset by a decrease in accounts receivable of $41.1 million. Changes in operating assets and liabilities in fiscal 2012 resulted in a $40.8 million use of cash, net, principally due to a decrease in the level of deferred revenue of $26.4 million, an increase in the level of accounts receivable of $14.7 million and a decrease in the level of accounts payable of $13.1 million. These uses of cash were partially offset by a decrease in restricted cash related to customer contracts of $13.6 million.

Cash Flows – Investing Activities

Cash used in investing activities in fiscal 2013 was $11.0 million, principally for the purchase of property, equipment and software totaling $11.6 million partially offset by proceeds from disposals of $0.3 million, and net proceeds from sales of investments of $0.4 million. Cash used in investing activities in fiscal 2012 was $7.6 million, principally for the purchase of property, equipment and software totaling $13.7 million partially offset by proceeds from disposals of $7.7 million, $1.8 million for acquisitions as well as the net proceeds from sales of investments of $0.2 million.

Cash Flows – Financing Activities

For fiscal 2013, net cash provided by financing activities was $25.3 million, compared to $30.4 million for fiscal 2012, a decrease of $5.1 million. In fiscal 2013, the increase in short-term borrowings for the accounts receivable securitization program and short-term facilities totaled $22.3 million compared to $32.5 million in fiscal 2012. We also decreased our collateral pledged for the lines of credit by $3.8 million in fiscal 2013 compared to an increase of $1.4 million in fiscal 2012.

Fiscal Year Ended October 28, 2012 Compared to the Fiscal Year Ended October 30, 2011

Cash Flows – Operating Activities

For the year ended October 28, 2012, we used net cash flows in operating activities of $40.4 million, compared to net cash used of $28.4 million for fiscal 2011, an increase in net cash used of $12.0 million. The cash used in operations was primarily a result of $37.2 million disbursed in connection with the restatement and related investigations and $3.2 million used for all other operating activities. We disbursed $46.8 million in fiscal 2011 in connection with the restatement and related investigations.

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

Cash Flows – Investing Activities

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

Cash Flows – Financing Activities

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

Credit Markets and Availability of Credit

At November 3, 2013, we had short-term credit facilities which provided for borrowing and issuance of letters of credit of up to an aggregate of $245.0 million, including our $200.0 million accounts receivable securitization program (“Short-Term Financing Program”) and our $45.0 million revolving credit agreement (“Short-Term Credit Facility”). Available borrowing under the Short-Term Financing Program is based on eligible receivable levels. Borrowings under the Short-Term Credit Facility require full cash collateralization as discussed in the notes to our Consolidated Financial Statements.

As of November 3, 2013, we had total outstanding short-term borrowings of $167.3 million and were required to maintain $31.8 million in cash collateral for certain outstanding short-term borrowings. At November 3, 2013, the available borrowing under the short-term borrowing facilities included $25.5 million under the Short-Term Financing Program and $19.7 million under the Short-Term Credit Facility. The amount available under the Short-Term Financing Program decreased to $20.3 million as of January 2014.

Securitization Program

The Short-Term Financing Program provides for borrowing under a credit agreement secured by receivables from the Staffing Services business that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary and are available first to satisfy the lender. The program was amended on April 29, 2013, to extend the program expiration date to December 31, 2014 and increase the maximum credit available from $150.0 million to $200.0 million. On August 28, 2013, the benchmark interest rate for which interest is charged on the sale of receivables was changed from commercial paper to a LIBOR index. On December 27, 2013, the Short-Term Financing Program was extended to December 31, 2016. The program is subject to termination under certain circumstances including the default rate on receivables, as defined, exceeding a specified threshold or the rate of collections on receivables failing to meet a specified threshold. At November 3, 2013, we were in compliance with the program covenants.

At November 3, 2013 and October 28, 2012, we had outstanding borrowing under the program of $142.0 million and $120.0 million, respectively, which bore a weighted average annual interest rate of 1.5% and 1.5%, respectively, inclusive of certain facility and program fees. The Company repaid $22.0 million and thereby reduced the borrowing to $120.0 million as of January 2014.

Credit Facilities

The Short-Term Credit Facility provides for borrowing in various currencies secured by cash collateral covering 105% of certain baseline amounts. The facility is subject to a facility fee and borrowings bear various interest rate options calculated using a combination of LIBOR and prime rates plus a margin over those rates. The facility was amended on January 25, 2013, to extend the expiration date to March 31, 2015, increase the borrowing available to $45.0 million, increase the amount that may be used for letters of credit to $25.0 million, and require minimum liquidity of $15.0 million in unrestricted cash or Short-Term Financing Program borrowing availability. The amendment also removed financial ratio covenants and certain limitations previously placed on incurring additional indebtedness, the level of annual capital expenditures, the amount of investments, including business acquisitions and mergers, and the amount of loans that may be made by the Company to its subsidiaries. At November 3, 2013, we were in compliance with the facility covenants.

At November 3, 2013 and October 28, 2012, we had drawn under the facility $22.3 million and $21.9 million, respectively, in various currencies used to hedge our net investment in certain foreign subsidiaries and $3.0 million in letters of credit outstanding. At November 3, 2013 and October 28, 2012, borrowings bore a weighted average annual interest rate of 2.2% and 3.1%, respectively, inclusive of the facility fee.

Off-Balance Sheet Arrangements

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2013 and 2012 that would have affected our liquidity or the availability of or requirements for capital resources.

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

The following table summarizes our contractual cash obligations at November 3, 2013:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Loan agreement	$8,966	$839	$1,899	$2,236	$3,992
Interest on loan agreement	3,253	704	1,188	851	510
Securitization Program	142,000	142,000	-	-	-
Notes Payable to Banks	25,275	25,275	-	-	-

Total Debt (a)	176,241	168,114	1,899	2,236	3,992
Operating Leases	54,024	17,352	22,082	10,192	4,398

Total Contractual Cash Obligations	$230,265	$185,466	$23,981	$12,428	$8,390

(a)	Total debt excludes interest on loan agreement

The Company’s liability for uncertain tax positions of $9.2 million as of November 3, 2013 is not reflected in the above contractual obligations table as we are not able to reasonably estimate the timing of payments in individual years.

The following table summarizes our contractual commitments as of November 3, 2013 (in millions):

	Total Commitment Amount by Expiration Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby Letters of Credit	$3.0	$3.0	$-	$-	$-
Other	5.5	4.8	0.7	-	-

Total Contractual Commitments	$8.5	$7.8	$0.7	$-	$-

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations are based upon our Consolidated Financial Statements, which are included in Item 8 of this report and have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments, assumptions and valuations that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. While management believes that its estimates, judgments and assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect our future results. Management believes the critical accounting policies and areas that require the most significant estimates, judgments, assumptions or valuations used in the preparation of our financial statements are those summarized below.

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. For arrangements within the scope of the multiple deliverable guidance, a deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. For multiple-element arrangements, comprised only of hardware products and related services or only services, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if applicable, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. Total transaction revenue is allocated to the multiple elements based on each element’s relative selling price compared to the total selling price.

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

Software Systems

Revenue primarily relates to sales of telephone operator services-related software systems and enhancements to existing systems. These arrangements generally contain multiple elements including the software development and customization, sale of software licenses and computer hardware, installation, implementation and integration services, as well as post-contract customer support (“PCS”). Revenues are recognized under these arrangements following the Financial Accounting Standards Board’s revenue recognition requirements, including guidance on software transactions, construction contracts and multiple element arrangements. Under these requirements, the aggregate arrangement fee for multiple element arrangements is required to be allocated to each of the elements in an amount equal to its fair value, generally based upon VSOE of fair value. Fees allocated to each element of the arrangement are then recognized as revenue when all other revenue recognition criteria have been met. As we have not established VSOE of fair value for the elements of these arrangements (including PCS and installation services), all revenue for these arrangements is deferred until customer acceptance of the delivered elements is received and the only undelivered elements are services that are not essential to the functionality of the software solution. At that time, revenue recognition commences and the arrangement fee is recognized ratably over the element with the longest remaining period of performance of the arrangement, which is typically the PCS period. The customer is generally invoiced upon delivery of the individual elements, which typically results in cash being collected prior to revenue being recognized.

Database Access Services

Revenue from stand-alone arrangements to access our proprietary telephone listing and other information databases by telephone companies, inter-exchange carriers and non-telecommunications customers is recognized in the period access is provided, based on fixed minimum fees or variable fees based on the volume of activity, provided that all other revenue recognition criteria are met.

Maintenance and Other Technology Infrastructure Services

Revenue from stand-alone PCS, hardware maintenance, and computer and network operations infrastructure services under fixed-price contracts is recognized ratably over the contract period, and the cost associated with these contracts is recognized as incurred, provided that all other revenue recognition criteria are met. For time and material contracts, we recognize revenue and costs as services are rendered, provided that all other revenue recognition criteria are met.

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

Realization of deferred tax assets is dependent upon reversals of existing taxable temporary differences, taxable income in prior carryback years, and future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance we can place on projected taxable income to support the recovery of the deferred tax assets. A valuation allowance has been recognized due to the uncertainty of realization of our loss carryforwards and other deferred tax assets. Management believes that the remaining deferred tax assets are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction-by-jurisdiction basis.

Casualty Insurance Program

In certain states, we purchase workers’ compensation insurance through mandated participation in state funds, and the experience-rated premiums in these state plans relieve us of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a retrospective experience-rated insurance program for losses exceeding specified deductible levels and we are self-insured for losses below the specified deductible limits.

We make payments to the insurance carrier for premiums based upon an estimate of the ultimate underlying exposure, such as the amount and type of labor utilized. The premiums are subsequently adjusted based on actual claims experience. The experience modification process includes establishing loss development factors, based on our historical claims experience as well as industry experience, and applying those factors to current claims information to derive an estimate of our ultimate claims liability. Adjustments to final paid premiums are determined as of a future date up to three years after the end of the respective policy year, using the level of claims paid and incurred. Under the insurance program, any additional losses incurred greater than the policy deductible limit arising from claims associated with an insurance policy are absorbed by the insurer and not the Company.

We recognize expense and establish accruals for amounts estimated to fund incurred amounts up to the policy deductible, both reported and not yet reported, and for related legal and other costs. We develop estimates for losses incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which we expect to make payments. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.

Medical Insurance Program

We are self-insured for a majority of our medical benefit programs for internal employees. Eligible contingent staff on assignment with customers are offered medical benefits through a fully insured program administered through a third party. While we provide the majority of medical benefits for internal staff through a self-insured arrangement with a third-party administrator, we also maintain insurance coverage for a portion of that medical program (primarily through HMOs) as well as the entire dental program. Employees contribute a portion of the cost of these medical benefit programs.

The liability for the self-insured medical benefits is limited on a per claimant basis through the purchase of stop-loss insurance. Our retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected losses based on statistical analyses of historical data. Amounts contributed by employees and additional amounts necessary to fund the self-insured program administered by the third party are transferred to a 501(c)(9) employee welfare benefit trust. Accordingly, these amounts, other than the current liabilities for the employee contributions and expected loss amounts not yet remitted to the trust, do not appear on our consolidated balance sheets. We record the expense associated with the expected losses, net of employee contributions, in direct cost of staffing services revenue, cost of other revenue, or selling, administrative and other operating costs, depending on the employee’s role.

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

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At November 3, 2013, we had cash and cash equivalents on which interest income is earned at variable rates. At November 3, 2013, we also had credit lines with various domestic and foreign banks that provide for borrowings and letters of credit as well as a $200.0 million accounts receivable securitization program to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $1.1 million in 2013.

We have a term loan with borrowing at fixed interest rates, and our interest expense related to this borrowing is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $10.0 million at November 3, 2013. The fair values were calculated by applying the appropriate fiscal year-end interest rates to our present streams of loan payments.

Foreign Currency Risk

We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Uruguayan Peso. These fluctuations impact reported earnings.

Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar strengthened relative to many foreign currencies as of November 3, 2013 compared to October 28, 2012. Consequently, stockholders’ equity decreased by $2.5 million as a result of the foreign currency translation as of November 3, 2013.

To reduce exposure related to non-U.S. dollar denominated net investments that may give rise to a foreign currency transaction gain or loss, we may enter into derivative and non-derivative financial instruments to hedge our net investment in certain foreign subsidiaries. We also may enter into forward foreign exchange contracts with third party banks to mitigate foreign currency risk. As of November 3, we had $22.3 million of foreign currency denominated borrowings (primarily Euro, British pound and Canadian dollar) that were used as economic hedges against the Company’s net investment in certain foreign operations and no outstanding derivative forward exchange contracts. We do not designate and document these instruments as hedges under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”, and as a result, gains and losses associated with these instruments are included in foreign exchange gain (loss), net in our consolidated statements of operations.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of November 3, 2013 would result in an approximate $1.6 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of November 3, 2013 would result in an approximate $1.6 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

Equity Risk

Our investments are exposed to market risk as it relates to changes in the market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At November 3, 2013, the total market value of these investments was $6.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 3, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 3, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of November 3, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears herein.

Changes in Internal Control Over Financial Reporting

As previously reported in Item 9A of our Annual Report on Form 10-K for the year ended October 28, 2012, we disclosed material weaknesses in our Internal Control over Financial Reporting. Following are our previously reported material weaknesses and the associated remedial actions we have taken to remediate these material weaknesses. We have concluded that the material weaknesses were remediated as of November 3, 2013.

Material weaknesses in the control environment. We previously identified material weaknesses in our control environment as follows:

•

We identified that we did not maintain a corporate culture that instilled an adequate enterprise-wide attitude of control consciousness, established sufficient focus on appropriate accounting policies and procedures, implemented adequately designed and operating activity-level controls, adequately responded to internal audit findings, or established adequate accountability for recording of operating unit performance in accordance with US GAAP.

•	We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of US GAAP commensurate with the size of the entity and nature and complexity of our financial reporting requirements.

Remedial Action. We have fundamentally changed the enterprise-wide attitude of control consciousness through a combination of replacement of key personnel including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), communications from executive leadership around the importance of integrity, significant reorganization of authority and enhancement of skills in accounting and internal controls over financial reporting, and an overhaul of incentives and compensation of operating unit management.

We appointed a CFO who is a former audit partner with over 20 years of audit experience with public companies at a big four accounting firm. Under his leadership we appointed experienced certified public accountants (CPAs) as controllers of each of our significant business units and appointed an experienced CPA as assistant controller to coordinate their activities. We created a centralized technical accounting department staffed entirely by CPAs with significant technical accounting and audit experience and headed by a former audit partner from a big four accounting firm and assigned responsibility and authority to this department to set accounting policies, make technical accounting decisions, determine the accounting for all non-routine and complex accounting areas (specifically including revenue recognition), review all significant accounting estimates and judgments, and oversee all external financial reporting. We centralized and strengthened oversight of internal control corporate-wide. We segregated high-volume transactional bookkeeping activities into a shared accounting services center responsible for standardized processes and internal controls over all significant operations. To ensure ongoing expertise, we established a comprehensive training program to provide accounting training to accountants, bookkeepers, sales staff and operating unit and corporate executives on an ongoing basis.

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

Remedial Action. We reorganized accounting and finance staff corporate-wide to report to the CFO, including all business unit controllers. Monthly and quarterly financial reviews by the CFO and technical accounting department have been implemented that include review of significant transaction accounting, financial results, financial position, and significant accounting estimates and judgments. The technical accounting department has been assigned responsibility and authority to set accounting policies, make technical accounting decisions, and determine the accounting for all non-routine and complex accounting areas (specifically including revenue recognition) subject to oversight by the CFO. The shared accounting services center reports into the Corporate Controller function. Operating unit management no longer has any authority over accounting decisions, transaction assessments, or accounting policies.

•	The Company’s primary variable compensation plans for its operating unit management provided a percentage of reported operating results as incentive payments, thus rewarding each incremental increase in reported financial results. When coupled with the control environment issues described above this resulted in a misalignment between incentives and controls over financial reporting.

Remedial Action. Operating unit management performance assessments are now based on business unit and personal contribution to achievement of both short-term and long-term objectives, including compliance, financial and operational goals. Individual and team objectives have been established and are being implemented in multi-factor management-by-objective plans that reward achievement of performance thresholds rather than each incremental improvement.

The above actions have remediated the control environment material weakness.

Material Weaknesses in Control Activities. We identified that the control environment material weaknesses described in our previous filings contributed to the material weaknesses at the control-activity level as described below:

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

Remedial Action. We have revised procedures and established review and approval controls that require material, non-routine contracts and non-routine or complex accounting areas (specifically including revenue recognition) to be reviewed and the accounting determined by the technical accounting group that is staffed entirely with CPAs with previous technical accounting and audit experience. This includes arrangements with multiple-elements and software revenue recognition, and validation of appropriateness of evidence of delivery and customer acceptance. We also have established monthly and quarterly financial reviews by the CFO and technical accounting group that include review of significant transaction accounting, financial results, financial position, and significant accounting estimates and judgments. These reviews include the business unit controllers, who are all CPAs, the CEO and non-finance operating unit management.

The technical accounting department also has the responsibility and authority to set accounting policies, make technical accounting decisions, review all significant accounting estimates and judgments, and oversee all external financial reporting, subject to oversight and approval by the CFO. This department utilizes specialist consulting firms where necessary to assist with actuarial calculations and estimates and other complex accounting areas.

We have also appointed an experienced CPA as Vice President of Tax under whose guidance we have enhanced internal controls and tax accounting processes including utilization of big four and regional tax consulting firms to assist in determining the accounting treatment of complex tax areas.

We have reorganized our period-end reporting process and enhanced controls including implementing a period-end financial review by the CEO, CFO, operating unit management, and technical accounting department that includes review of significant transaction accounting, financial results, financial position, and significant accounting estimates and judgments. We have also established a senior management Disclosure Committee that reviews external financial reports before release, as well as enhanced numerous other activity-level controls.

The above actions have remediated the control-activity material weaknesses.

Other than the remediation efforts described above, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Volt Information Sciences, Inc.

We have audited Volt Information Sciences, Inc. and subsidiaries’ internal control over financial reporting as of November 3, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Volt Information Sciences, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Volt Information Sciences, Inc. and subsidiaries, maintained in all material respects, effective internal control over financial reporting as of November 3, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Volt Information Sciences, Inc. and subsidiaries as of November 3, 2013 and October 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended November 3, 2013 and our report dated January 31, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

New York, New York

January 31, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Available Information” in the Company’s Proxy Statement for our 2014 Annual Meeting of Shareholders (the “Proxy Statement”) or in an amendment to this Annual Report, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Executive Compensation” in the Proxy Statement or in an amendment to this Annual Report, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement or in an amendment to this Annual Report, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Proxy Statement or in an amendment to this Annual Report, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement or in an amendment to this Annual Report, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as a part of this report:

(a)(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because they are not required.

(b) Exhibits - The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description
2.1	Asset Purchase Agreement, dated July 29, 2008, by and among YPG Directories, LLC, YPG Systems, LLC, and YPG Holdings Inc. and the Company, DataNational, Inc. and DataNational of Georgia, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed February 2, 2009; File No. 001-09232)

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed January 30, 1997; File No. 001-09232)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 11, 2007; File No. 001-09232)

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 11, 2009; File No. 001-09232)

4.1	Credit Agreement, dated February 28, 2008, by and among the Company, the Guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and JP Morgan Chase Bank, as syndication agent (incorporated by reference to Exhibit 4.1(p) to the Company’s Current Report on Form 8-K filed March 5, 2008; File No. 001-09232)

4.2	First Amendment to Credit Agreement, dated September 11, 2009, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.1(q) to the Company’s Current Report on Form 8-K filed September 17, 2009; File No. 001-09232)

4.3	Temporary Extension Agreement and Second Amendment to Credit Agreement, dated February 8, 2012, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.2(a) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

Exhibits	Description
4.4	Third Amendment to Credit Agreement and Temporary Extension, dated May 10, 2010, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.2(b) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.5	Security Agreement, dated May 10, 2010, by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 4.2(c) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.6	Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated January 25, 2013, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.1(b) to the Company’s Current Report on Form 8-K filed January 31, 2013; File No. 001-09232)

4.7	Amended and Restated Receivables Purchase Agreement dated June 3, 2008, by and among Volt Funding Corp., the various buyers and buyers agents, the Company, and PNC Bank, National Association (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed September 5, 2008; File No. 001-09232)

4.8	Amendment No. 2 to the Amended and Restated Receivables Purchase Agreement, dated January 7, 2009, by and among Volt Funding Corp., the Company, Market Street Funding LLC, Relationship Funding Company, LLC, PNC Bank, National Association, and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2009; File No. 001-09232)

4.9	Letter Agreement, dated January 7, 2009, by and among PNC Bank, National Association, Fifth Third Bank, Volt Funding Corp., and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2009; File No. 001-09232)

4.10	Amendment No. 3 to the Amended and Restated Receivables Purchase Agreement, dated September 30, 2009, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2009; File No. 001-09232)

4.11	Amendment No. 4 to the Amended and Restated Receivables Purchase Agreement, dated February 8, 2010, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.12	Amendment No. 5 to the Amended and Restated Receivables Purchase Agreement, dated May 10, 2010, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(b) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.13	Amendment No. 6 to the Amended and Restated Receivables Purchase Agreement, dated December 3, 2010, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed December 16, 2010; File No. 001-09232)

4.14	Amendment No. 7 to the Amended and Restated Receivables Purchase Agreement, dated March 16, 2011, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 22, 2011; File No. 001-09232)

Exhibits	Description
4.15	Amendment No. 8 to the Amended and Restated Receivables Purchase Agreement, dated January 27, 2012, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed February 1, 2012; File No. 001-09232)

4.16	Amendment No. 9 to the Amended and Restated Receivables Purchase Agreement, dated August 31, 2012, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed September 7, 2012; File No. 001-09232)

4.17	Amendment No. 10 to the Amended and Restated Receivables Purchase Agreement, dated December 13, 2012, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed December 17, 2012; File No. 001-09232)

4.18	Amendment No. 11 to the Amended and Restated Receivables Purchase Agreement, dated January 30, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed January 31, 2013; File No. 001-09232)

4.19	Amendment No. 12 to the Amended and Restated Receivables Purchase Agreement, dated February 27, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed March 4, 2013; File No. 001-09232)

4.20	Amendment No. 13 to the Amended and Restated Receivables Purchase Agreement, dated March 14, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on March 14, 2013; File No. 001-09232)

4.21	Amendment No. 14 to the Amended and Restated Receivables Purchase Agreement, dated March 29, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on April 4, 2013; File No. 001-09232)

4.22	Amendment No. 15 to the Amended and Restated Receivables Purchase Agreement, dated May 3, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on April 29, 2013; File No. 001-09232)

4.23	Amendment No. 16 to the Amended and Restated Receivables Purchase Agreement, dated August 6, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on July 31, 2013; File No. 001-09232)

4.24	Amendment No. 18 to the Amended and Restated Receivables Purchase Agreement, dated December 27, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on January 3, 2014; File No. 001-09232)

10.1*	1995 Non-Qualified Stock Option Plan of the Company (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K filed January 27, 1999; File No. 001-09232)

10.2*	2006 Incentive Stock Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed February 27, 2007; File No. 001-09232)

Exhibits	Description
10.3*	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed June 8, 2007; File No. 001-09232)

10.4*	Form of Restricted Stock Grant Notice for Employees (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed April 9, 2013; File No. 001-09232)

10.5*	Form of Restricted Stock Unit Agreement (Option 1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 26, 2007; File No. 001-09232)

10.6*	Form of Restricted Stock Unit Agreement (Option 2) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 26, 2007; File No. 001-09232)

10.7*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 26, 2007; File No. 001-09232)

10.8*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 13, 2009; File No. 001-09232)

10.9*	Employment Agreement, dated May 1, 1987, by and between the Company and Jerome Shaw (incorporated by reference to Exhibit 19.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 1987; File No. 001-09232)

10.10*	Amendment to Employment Agreement, dated January 3, 1989, by and between the Company and Jerome Shaw (incorporated by reference to Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the year ended October 28, 1989; File No. 001-09232)

10.11*	Employment Agreement, dated May 2, 1997, by and between the Company and James P. Schmitt (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed April 9, 2013; File No. 001-09232)

10.12*	Amendment to Employment Agreement, dated May 1, 2009, by and between the Company and James P. Schmitt (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed April 9, 2013; File No. 001-09232)

10.13*	Employment Agreement, dated December 26, 2012, by and between the Company and Ronald Kochman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2012; File No. 001-09232)

10.14*	Employment Agreement, dated December 24, 2012, by and between the Company and James Whitney Mayhew (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2012; File No. 001-09232)

10.15*	Employment Agreement, entered into on or about August 5, 2005, by and between the Company and Thomas Daley (incorporated by reference to Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K filed January 18, 2006; File No. 001-09232)

10.16*	Amendment No. 1 to the Employment Agreement, dated April 6, 2006, by and between the Company and Thomas Daley (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 10, 2006; File No. 001-09232)

10.17*	Retirement Agreement, dated November 26, 2012, by and between the Company and Thomas Daley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2012; File No. 001-09232)

10.18*	Employment Agreement, dated March 16, 2006, by and between the Company and Jack Egan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 22, 2006; File No. 001-09232)

Exhibits	Description
10.19*	Severance Agreement and General Release, dated May 24, 2012, by and between the Company and Jack Egan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2012; File No. 001-09232)

10.20*	Retirement Agreement, dated May 29, 2012, by and between the Company and Howard Weinreich (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 31, 2012; File No. 001-09232)

10.21*	Consulting Agreement, dated May 29, 2012, by and between the Company and Howard Weinreich (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 31, 2012; File No. 001-09232)

10.22*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed September 9, 2005; File No. 001-09232)

10.23*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K filed January 12, 2007; File No. 001-09232)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.

Date: January 31, 2014	By:	/s/ Ronald Kochman
Ronald Kochman
President and Chief Executive Officer (Principal Executive Officer)

Date: January 31, 2014	By:	/s/ James Whitney Mayhew
James Whitney Mayhew
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 31, 2014	By:	/s/ Ronald Kochman
Ronald Kochman
President, Chief Executive Officer and Director

Date: January 31, 2014	By:	/s/ Lloyd Frank
Lloyd Frank
Director

Date: January 31, 2014	By:	/s/ Bruce G. Goodman
Bruce G. Goodman
Director

Date: January 31, 2014	By:	/s/ Theresa A. Havell
Theresa A. Havell
Director

Date: January 31, 2014	By:	/s/ Mark N. Kaplan
Mark N. Kaplan
Director

Date: January 31, 2014	By:	/s/ Deborah Shaw
Deborah Shaw
Director

Date: January 31, 2014	By:	/s/ Jerome Shaw
Jerome Shaw
Executive Vice President, Secretary and Director

Date: January 31, 2014	By:	/s/ William H. Turner
William H. Turner
Director

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Volt Information Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of November 3, 2013 and October 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended November 3, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at November 3, 2013 and October 28, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 3, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Volt Information Sciences, Inc. and subsidiaries’ internal control over financial reporting as of November 3, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

New York, New York

January 31, 2014

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended
	November 3, 2013	October 28, 2012	October 30, 2011

REVENUE:
Staffing services revenue	$1,899,723	$2,027,601	$1,957,905
Other revenue	191,214	218,526	280,204

NET REVENUE	2,090,937	2,246,127	2,238,109

EXPENSES:
Direct cost of staffing services revenue	1,634,365	1,738,933	1,698,711
Cost of other revenue	160,199	163,853	166,211
Selling, administrative and other operating costs	294,034	310,847	302,882
Amortization of purchased intangible assets	1,369	1,382	1,347
Restructuring costs	4,726	-	-
Gain on sale of building	-	(4,418)	-
Restatement and associated investigations	24,828	42,906	49,193

TOTAL EXPENSES	2,119,521	2,253,503	2,218,344

OPERATING INCOME (LOSS)	(28,584)	(7,376)	19,765

OTHER INCOME (EXPENSE), NET:
Interest income	912	592	687
Interest expense	(3,869)	(3,664)	(3,576)
Foreign exchange gain (loss), net	1,104	(131)	(569)
Other income (expense), net	31	(633)	(1,026)

TOTAL OTHER EXPENSE, NET	(1,822)	(3,836)	(4,484)

INCOME (LOSS) BEFORE INCOME TAXES	(30,406)	(11,212)	15,281
Income tax provision (benefit)	469	2,391	(348)

NET INCOME (LOSS)	$(30,875)	$(13,603)	$15,629

PER SHARE DATA:

Basic:
Net income (loss)	$(1.48)	$(0.65)	$0.75
Weighted average number of shares	20,826	20,813	20,813

Diluted:
Net income (loss)	$(1.48)	$(0.65)	$0.75
Weighted average number of shares	20,826	20,813	20,896

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year ended
	November 3, 2013	October 28, 2012	October 30, 2011

Consolidated net income (loss)	$(30,875)	$(13,603)	$15,629
Other comprehensive income (loss):
Foreign currency translation adjustments net of taxes of $0, $0, and $0, respectively	(2,531)	(671)	568
Unrealized gain (loss) on marketable securities net of taxes of $0, $0, and $0, respectively	27	3	(104)

Total other comprehensive income (loss)	(2,504)	(668)	464

Comprehensive income (loss)	$(33,379)	$(14,271)	$16,093

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	November 3, 2013	October 28, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,114	$26,483
Restricted cash	47,356	61,927
Short-term investments	6,144	5,611
Trade accounts receivable, net of allowances of $1,811 and $1,899, respectively	293,305	334,947
Recoverable income taxes	17,150	13,884
Prepaid insurance	14,248	11,138
Other current assets	21,097	15,406

TOTAL CURRENT ASSETS	410,414	469,396
Prepaid insurance and other assets, excluding current portion	43,473	38,479
Property, equipment and software, net	37,324	39,052
Purchased intangible assets, net and goodwill	9,101	10,645

TOTAL ASSETS	$500,312	$557,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$53,474	$58,183
Accounts payable	57,165	86,523
Accrued taxes other than income taxes	19,520	29,361
Accrued insurance and other	44,133	34,927
Deferred revenue, net, current portion	13,335	24,240
Short-term borrowings, including current portion of long-term debt	168,114	145,727

TOTAL CURRENT LIABILITIES	355,741	378,961
Accrued insurance, excluding current portion	13,003	9,010
Deferred revenue, net, excluding current portion	2,839	4,268
Income taxes payable, excluding current portion	8,659	10,424
Deferred income taxes	1,702	2,759
Long-term debt, excluding current portion	8,127	9,033

TOTAL LIABILITIES	390,071	414,455
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	-	-
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,536,769 and 23,500,103, respectively; Outstanding - 20,849,462 and 20,812,796, respectively	2,354	2,350
Paid-in capital	72,003	71,591
Retained earnings	83,007	113,795
Accumulated other comprehensive loss	(5,243)	(2,739)
Treasury stock, at cost; 2,687,307 shares	(41,880)	(41,880)

TOTAL STOCKHOLDERS’ EQUITY	110,241	143,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$500,312	$557,572

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except number of share data)

	Common Stock $0.10 Par Value
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

BALANCE AT OCTOBER 31, 2010	23,500,103	$2,350	$71,004	$111,198	$(2,535)	$(41,880)	$140,137

Net income	-	-	-	15,629	-	-	15,629
Share based compensation expense	-	-	460	-	-	-	460
Other	-	-	-	(27)	-	-	(27)
Other comprehensive income	-	-	-	-	464	-	464

BALANCE AT OCTOBER 30, 2011	23,500,103	2,350	71,464	126,800	(2,071)	(41,880)	156,663

Net loss	-	-	-	(13,603)	-	-	(13,603)
Share based compensation expense	-	-	127	-	-	-	127
Other	-	-	-	598	-	-	598
Other comprehensive loss	-	-	-	-	(668)	-	(668)

BALANCE AT OCTOBER 28, 2012	23,500,103	2,350	71,591	113,795	(2,739)	(41,880)	143,117

Net loss	-	-	-	(30,875)	-	-	(30,875)
Share based compensation expense and issuance of related common stock	36,666	4	412	-	-	-	416
Other	-	-	-	87	-	-	87
Other comprehensive loss	-	-	-	-	(2,504)	-	(2,504)

BALANCE AT NOVEMBER 3, 2013	23,536,769	$2,354	$72,003	$83,007	$(5,243)	$(41,880)	$110,241

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	November 3, 2013	October 28, 2012	October 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,875)	$(13,603)	$15,629
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	14,931	16,513	19,735
Provisions (release) of doubtful accounts and sales allowances	379	114	(474)
Unrealized foreign currency exchange loss (gain)	(1,306)	272	481
Gain on dispositions of property, equipment and software	(109)	(4,898)	(2,049)
Deferred income tax provision (benefit)	(1,682)	1,806	(4,933)
Share-based compensation expense	416	127	460
Change in operating assets and liabilities:
Trade accounts receivable	41,072	(14,719)	9,355
Restricted cash related to customer contracts	10,775	13,614	966
Prepaid insurance and other assets	(7,797)	(1,557)	(1,254)
Accounts payable	(28,965)	(13,069)	(3,068)
Accrued expenses	(6,758)	1,707	(5,823)
Deferred revenue, net	(14,869)	(26,427)	(56,883)
Other liabilities	963	(79)	(365)
Income taxes	(7,264)	(238)	(129)

Net cash used in operating activities	(31,089)	(40,437)	(28,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	2,251	1,920	2,856
Purchases of investments	(1,894)	(1,696)	(2,943)
Acquisitions, net	-	(1,822)	-
Proceeds from sales of property, equipment and software	312	7,658	3,795
Purchases of property, equipment, and software	(11,622)	(13,702)	(17,917)

Net cash used in investing activities	(10,953)	(7,642)	(14,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in cash restricted as collateral for borrowings	3,796	(1,391)	(3,761)
Net change in short-term borrowings	22,334	32,454	40,063
Repayment of long-term debt	(835)	(708)	(652)

Net cash provided by financing activities	25,295	30,355	35,650

Effect of exchange rate changes on cash and cash equivalents	1,378	(360)	394
Net decrease in cash and cash equivalents	(15,369)	(18,084)	(6,517)
Cash and cash equivalents, beginning of year	26,483	44,567	51,084

Cash and cash equivalents, end of year	$11,114	$26,483	$44,567

Cash paid during the year:
Interest expense	$2,925	$2,866	$2,585
Income taxes	$10,822	$3,740	$5,857

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

NOTE 1: Business

Volt Information Sciences, Inc. (the “Company”) is an international provider of staffing services (traditional time and materials based as well as project based), contact center computer systems, information technology and telecommunications infrastructure services, and telephone directory publishing and printing in Uruguay. Our staffing services include a suite of workforce solutions that include providing contingent personnel, personnel recruitment services, and managed staffing services programs supporting primarily professional administration, technical, information technology and engineering positions. Our contact center computer systems provide the functionality for telecommunications company directory assistance services and for corporate and government call centers, operator services, and database management. Our information technology infrastructure services provide a single-source alternative to original equipment manufacturer and other independent IT service providers for server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations, and designing, deploying and supporting corporate technology upgrade and refresh programs, as well as design, engineering, construction, installation and maintenance of voice, data, video and utility infrastructure. The Company was incorporated in New York in 1957. The Company’s common stock trades on the over-the-counter market under the symbol “VISI”.

NOTE 2: Summary of Significant Accounting Policies

(a)	Fiscal Year

The Company’s fiscal year ends on the Sunday nearest October 31st. The 2013 fiscal year consists of 53 weeks while the 2012 and 2011 fiscal years consisted of 52 weeks. As a result, the fourth quarter of fiscal 2013 included an additional week.

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

Revenue is generally recognized when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. For arrangements within the scope of the multiple-deliverable guidance, a deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. For multiple-element arrangements, composed only of hardware products and related services or only services, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

applicable, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. Total transaction revenue is allocated to the multiple elements based on each element’s relative selling price compared to the total selling price.

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

Software Systems

Revenue primarily relates to sales of telephone operator services-related software systems and enhancements to existing systems. These arrangements generally contain multiple elements including the software development and customization, sale of software licenses and computer hardware, installation, implementation and integration services, as well as post-contract customer support (“PCS”). Revenues are recognized under these arrangements following the Financial Accounting Standards Boards (“FASB”) revenue recognition requirements, including guidance on software transactions, construction contracts and multiple element arrangements. Under these requirements, the aggregate arrangement fee for multiple element arrangements is required to be allocated to

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

each of the elements in an amount equal to its fair value, generally based upon VSOE of fair value. Fees allocated to each element of the arrangement are then recognized as revenue when all other revenue recognition criteria have been met. As the Company has not established VSOE of fair value for the elements of these arrangements (including PCS and installation services), all revenue for these arrangements is deferred until customer acceptance of the delivered elements is received and the only undelivered elements are services that are not essential to the functionality of the software solution. At that time, revenue recognition commences and the arrangement fee is recognized ratably over the element with the longest remaining period of performance of the arrangement, which is typically the PCS period. The customer is generally invoiced upon delivery of the individual elements which typically results in cash being collected prior to revenue being recognized.

Database Access Services

Revenue from stand-alone arrangements to access the Company’s proprietary telephone listing and other information databases by telephone companies, inter-exchange carriers and non-telecommunications customers is recognized over the period access is provided, based on fixed minimum fees or variable fees based on the volume of activity, provided that all other revenue recognition criteria are met.

Maintenance and Information Technology Infrastructure Services

Revenue from stand-alone PCS, hardware maintenance, and computer and network operations infrastructure services under fixed-price contracts is generally recognized ratably over the contract period, provided that all other revenue recognition criteria are met, and the cost associated with these contracts is recognized as incurred. For time and material contracts, the Company recognizes revenue and costs as services are rendered, provided that all other revenue recognition criteria are met.

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

(e)	Expense Recognition

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

As of November 3, 2013

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

As of November 3, 2013

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

The Company first assesses the qualitative factors for reporting units that carry goodwill. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

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

As of November 3, 2013

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

As of November 3, 2013

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

The Company uses this framework for measuring fair value and disclosures about fair value measurement. The Company uses fair value measurements in areas that include: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing for goodwill and long-lived assets; share-based compensation arrangements and financial instruments. The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term borrowings under the Company’s credit facilities, approximated their fair values, due to the short-term nature of these instruments, and the fair value of the long-term debt is based on the interest rates the Company believes it could obtain for borrowings with similar terms.

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

(r)	Restructuring Charges

The Company accounts for restructuring activities in accordance with ASC 420, Exit or Disposal Cost Obligations. Under the guidance, for the cost of restructuring activities that do not constitute a discontinued operation, the

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

liability for the current fair value of expected future costs associated with such restructuring activity shall be recognized in the period in which the liability is incurred. We segregate the costs of restructuring activities taken pursuant to a management approved restructuring plan.

(s)	Hedging Activities

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

(t)	Earnings (Loss) Per Share

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

(u)	Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity.

(v)	Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation.

(w)	New Accounting Pronouncements

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

As of November 3, 2013

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

New Accounting Standards Not Yet Adopted by the Company

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure About Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities, which clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging,” including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar arrangement. This ASU, as amended, became effective in our first quarter of fiscal year 2014 and will be applied retrospectively for all comparable periods presented. As we do not have any of the aforementioned derivative instruments, adoption of this ASU in fiscal 2014, as amended, will not have any impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The new guidance requires an entity to provide information about the changes in accumulated other comprehensive income by component. An entity is also required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company expects to adopt this guidance effective fiscal 2014. The adoption of the guidance is not expected to have a material impact on the consolidated financial statements.

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

As of November 3, 2013

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

At November 3, 2013 and October 28, 2012 restricted cash included $15.6 million and $26.3 million, respectively, restricted for payment to associate vendors and $31.8 million and $35.6 million, respectively, restricted as collateral under the Short-Term Credit Facility.

NOTE 4: Fair Value of Financial Instruments

The following table presents assets and liabilities measured at fair value (in thousands):

	November 3, 2013	October 28, 2012	Fair Value Hierarchy
Short-term investments	$6,144	$5,611	Level 1

Total financial assets	$6,144	$5,611

Deferred compensation plan liabilities	$6,041	$5,536	Level 1

Total financial liabilities	$6,041	$5,536

The fair value of the deferred compensation plan liabilities is based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. The deferred compensation plan liability is recorded in Accrued Compensation.

Short-term investments also includes available for sale securities of $0.1 million at November 3, 2013 and October 28, 2012.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

The Company has a term loan with borrowings at fixed interest rates, and our interest expense related to this borrowing is not affected by changes in interest rates in the near term. The fair value of the term loan was calculated by applying the appropriate fiscal year-end interest rates to our present streams of loan payments.

	November 3, 2013
(in 000’s)	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Long-Term Debt, including current portion	$8,966	$9,956	Level II

There have been no changes in the methodology used to fair value the financial instruments as well as no transfers between levels during the fiscal years ended November 3, 2013 and October 28, 2012.

NOTE 5: Trade Accounts Receivable

Trade accounts receivable includes both billed and unbilled amounts due from customers. Billed trade receivables generally do not bear interest and are recorded at the amount invoiced less amounts for which revenue has been deferred because customer arrangements are not finalized. Unbilled receivables represent accrued revenue earned and recognized on contracts for which billings have not yet been presented to the customer. At November 3, 2013 and October 28, 2012 trade accounts receivable included unbilled receivables of $30.4 million and $31.2 million, respectively.

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions, customers’ financial condition, and current receivable aging and payment patterns. Additions to the allowance for doubtful accounts are recorded to Selling, Administrative and Other Operating Costs. The Company also maintains a sales allowance for specific customers related to volume discounts and billing disputes. The amount of the sales allowance is determined based on discount estimates and historical credits issued and additions to the sales allowance are recorded as a reduction to net revenue. Account balances are written off against the allowances when the Company believes it is probable the amount will not be received.

For the years ended November 3, 2013, October 28, 2012 and October 30, 2011, the activity in the allowance accounts is as follows (in thousands):

	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year
Year Ended November 3, 2013:
Sales allowance	$544	$(183)	$(42)	$319
Allowance for doubtful accounts	1,355	562	(425)	1,492

Total	$1,899	$379	$(467)	$1,811

	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year
Year Ended October 28, 2012:
Sales allowance	$1,169	$(618)	$(7)	$544
Allowance for doubtful accounts	1,154	732	(531)	1,355

Total	$2,323	$114	$(538)	$1,899

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year
Year Ended October 30, 2011:
Sales allowance	$2,484	$(1,288)	$(27)	$1,169
Allowance for doubtful accounts	503	814	(163)	1,154

Total	$2,987	$(474)	$(190)	$2,323

NOTE 6: Property, Equipment and Software

Property, equipment and software consisted of (in thousands):

	November 3, 2013	October 28, 2012

Land and buildings	$23,298	$23,399
Machinery and equipment	136,923	139,736
Leasehold improvements	13,181	13,051
Less: Accumulated depreciation and amortization	(151,642)	(148,177)

Property and equipment	21,760	28,009
Software	93,262	102,120
Less: Accumulated amortization	(77,698)	(91,077)

Property, equipment, and software, net	$37,324	$39,052

Depreciation and amortization expense totaled $13.6 million, $15.1 million and $18.3 million for the fiscal years ended 2013, 2012 and 2011, respectively. Depreciation and amortization is included in Direct Cost of Staffing Services Revenue, Cost of Other Revenue and Selling, Administrative and Other Operating Costs in the Consolidated Statements of Operations.

On July 31, 2012, the Company sold a building located in California for $5.1 million in cash, net of related expenses, resulting in a gain of $4.4 million.

NOTE 7: Purchased Intangible Assets, Net and Goodwill

Purchased intangible assets, excluding goodwill, as of November 3, 2013 and October 28, 2012 are summarized as follows (in thousands):

	November 3, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

Finite-lived customer relationships	$7,963	$(7,070)	$893	0.7
Indefinite-lived tradename	495	-	495

Total	$8,458	$(7,070)	$1,388

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

	October 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

Finite-lived customer relationships	$7,963	$(5,701)	$2,262	1.7
Indefinite-lived tradename	495	-	495

Total	$8,458	$(5,701)	$2,757

The following represents the change in the carrying amount of goodwill during each fiscal year (in thousands):

	Staffing Services
	2013	2012

Aggregate goodwill acquired	$10,644	$10,666
Accumulated impairment losses	(2,756)	(2,756)
Foreign currency translation adjustment	(175)	(22)

Goodwill, net of impairment losses	$7,713	$7,888

NOTE 8: Accrued Insurance

(a)	Casualty Insurance Program

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

The Company makes premium payments based upon an estimate of the ultimate underlying exposure, such as the amount and type of labor utilized. The premiums are subsequently adjusted based on actual claims experience. The experience modification process includes establishing loss development factors, based on the Company’s historical claims experience as well as industry experience, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. Adjustments to final paid premiums are determined as of a future date up to three years after the end of the respective policy year, using actual claims paid and incurred. Under the insurance program, any additional losses incurred greater than the policy deductible limit arising from claims associated with an insurance policy are absorbed by the insurer and not the Company.

The Company recognizes expense and establishes accruals for amounts estimated to be incurred up to the policy deductible, both reported and not yet reported, and for related legal and other costs. The Company develops estimates for losses incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Expense recognized by the Company under its casualty insurance program amounted to $15.7 million, $14.3 million, and $13.4 million in fiscal years 2013, 2012, and 2011, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

(b)	Medical Insurance Programs

The Company is self-insured for a majority of its medical benefit programs for contingent and internal employees. Eligible contingent staff on assignment with customers are offered medical benefits through a fully insured program administered through a third party. While the Company provides the majority of medical benefits for internal staff through a self-insured arrangement with a third-party administrator, it also maintains insurance coverage for a portion of that medical program (primarily through HMOs) as well as the entire dental program. Employees contribute a portion of the cost of these medical benefit programs.

The liability for the self-insured medical benefits is limited on a per claimant basis through the purchase of stop-loss insurance. The Company’s retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected losses based on statistical analyses of historical data. Amounts contributed by employees and additional amounts necessary to fund the self-insured program administered by the third party are transferred to a 501(c)(9) employee welfare benefit trust. Accordingly, these amounts, other than the current liabilities for the employee contributions and expected loss amounts not yet remitted to the trust, do not appear on the Consolidated Balance Sheet of the Company. The Company records the expense associated with the expected losses, net of employee contributions, in Direct Cost of Staffing Services Revenue, Cost of Other Revenue, or Selling, Administrative and Other Operating Costs, depending on the employee’s role. Expense recognized by the Company under its self-insured medical benefit programs amounted to $13.6 million, $12.6 million and $7.6 million in fiscal years 2013, 2012, and 2011, respectively.

NOTE 9: Deferred Revenue, Net

Deferred revenue arises primarily related to certain software systems and staffing arrangements. Software systems revenue arises from software development and customization, sale of software licenses and computer hardware, installation, implementation and integration services and PCS. Because the Company is not able to establish the fair value for these various elements, the Company defers all revenue and related direct costs for these arrangements until customer acceptance of delivered elements is received and the only undelivered elements are services that are not essential to the functionality of the software solution. At that time revenue and cost recognition commences and the total arrangement fee is recognized ratably over the remaining period of performance of the arrangement, which is typically the PCS period. Accordingly, cash is generally received in advance of revenue recognition. As of November 3, 2013 and October 28, 2012, the Company had deferred revenue associated with software system sales of $15.7 million and $23.3 million, which is presented net of related deferred costs of $3.8 million and $3.5 million, respectively.

Deferred revenue also arises from service arrangements, primarily for staffing services, when services are provided despite the customer arrangement not yet being finalized, typically due to ongoing customer negotiations. In these instances the Company must defer recognition of revenue until arrangements are finalized or in some cases until cash is received. Additionally, certain customer arrangements include performance guarantees and cancellation provisions that result in deferred revenue until the service has been performed and the amounts are not contingent upon future events. As of November 3, 2013 and October 28, 2012, the Company had received payments but deferred the revenue associated with arrangements where customer arrangements were not finalized or the revenue is contingent upon future events of $4.3 million and $8.7 million, respectively.

Deferred revenue is classified as current or non-current based on the anticipated period in which the revenue is expected to be recognized.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

NOTE 10: Income Taxes

Income (loss) before income taxes is derived from (in thousands):

	Year ended
	November 3, 2013	October 28, 2012	October 30, 2011

U.S. Domestic	$(27,273)	$(18,008)	$3,511
International, principally Europe	(3,133)	6,796	11,770

Total	$(30,406)	$(11,212)	$15,281

Income tax expense (benefit) by taxing jurisdiction consists of (in thousands):

	Year ended
	November 3, 2013	October 28, 2012	October 30, 2011

Current:
U.S. Federal	$(146)	$(558)	$991
State and local	(378)	75	(528)
International, principally Europe	2,675	1,068	4,122

Total current	$2,151	$585	$4,585

Deferred:
U.S. Federal	$-	$-	$-
State and local	-	-	(2,500)
International, principally Europe	(1,682)	1,806	(2,433)

Total deferred	(1,682)	1,806	(4,933)

Income tax expense (benefit)	$469	$2,391	$(348)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

The difference between the income tax provision (benefit) on income (loss) and the amount computed at the U.S. federal statutory rate is due to (in thousands):

	Year ended
	November 3, 2013	October 28, 2012	October 30, 2011

U.S. federal statutory rate	$(10,642)	$(3,924)	$5,349
State income tax, net of U.S. federal tax benefits	(1,463)	(95)	495
Income from international sources	119	2,127	5,312
Foreign permanent differences	(1,539)	(286)	841
International tax rate differentials	14	98	(1,274)
General business credits	(4,977)	(2,967)	(5,363)
Meals and entertainment	987	1,713	2,013
Foreign tax credit	-	-	(1,857)
Other, net	1,258	(770)	1,732
Change in valuation allowance for deferred tax assets	16,712	6,495	(7,596)

Total	$469	$2,391	$(348)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	November 3, 2013	October 28, 2012

Deferred tax assets:
Net operating loss carryforwards	$55,130	$35,163
US federal tax credit carryforwards	27,676	20,018
Purchased intangible assets	13,363	15,683
Deferred income	10,418	13,809
Compensation accruals	7,996	7,949
Accelerated tax depreciation and amortization	-	1,538
Other accruals, reserves and allowances	548	519
Other, net	3,704	5,585

Total deferred tax assets	118,835	100,264
Less valuation allowance	(100,376)	(82,952)

Deferred tax assets, net	$18,459	$17,312

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

	November 3, 2013	October 28, 2012

Deferred tax liabilities:
Unremitted earnings from foreign subsidiaries	$8,769	$8,974
Software development costs	883	891
Other, net	4,783	5,139

Total deferred tax liabilities	14,435	15,004

Net deferred tax asset	$4,024	$2,308

Balance sheet classification
Current assets	$1,014	$1,321
Non-current assets	9,286	6,019
Current liabilities	(4,574)	(2,273)
Non-current liabilities	(1,702)	(2,759)

Net deferred tax asset	$4,024	$2,308

Current deferred tax assets are included in Other Current Assets, non-current deferred tax assets are included in Prepaid Insurance and Other Assets and current deferred tax liabilities are included in Accrued Insurance and Other in the Consolidated Balance Sheets.

At November 3, 2013, the Company has available unused U.S. federal net operating loss (NOL) carryforwards of $102.6 million, U.S. state NOL carryforwards of $162.1 million, and international NOL carryforwards of $40.6 million. As of November 3, 2013, the U.S. federal NOL carryforwards will expire at various dates between 2031 and 2033, the U.S. state NOL carryforwards expire at various dates between 2031 and 2033, and the international NOL carryforwards expire at various dates with some indefinite. At November 3, 2013, the undistributed earnings of the Company’s non-U.S. subsidiaries are not intended to be permanently invested outside of the U.S., therefore, U.S. deferred taxes have been provided on the unremitted earnings.

A valuation allowance has been recognized due to the uncertainty of realization of the loss carryforwards and other deferred tax assets. Beginning in fiscal year 2010, the Company’s cumulative U.S. domestic and certain non-U.S. results for each three-year period were a loss. Accordingly, the Company recorded a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets as a non-cash charge to income tax expense. The cumulative loss continued in fiscal years 2011, 2012, and 2013 so the Company maintained a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets resulting in a total valuation allowance of $100.4 million and $83.0 million for fiscal 2013 and fiscal 2012, respectively. In reaching this conclusion, the Company considered the U.S. domestic demand for contingent staffing, software systems and other services and a decline in recent operating results which led to operating losses causing the Company to be in a three-year cumulative loss position. Management believes that the remaining deferred tax assets, primarily related to international locations, are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction by jurisdiction basis.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The following table sets forth the change in the accrual for uncertain tax positions, excluding interest and penalties (in thousands):

	November 3, 2013	October 28, 2012

Balance, beginning of year	$11,072	$10,287
Increase related to current year tax provisions	73	1,069
Settlements	(313)	-
Lapse of statute of limitations	(1,636)	(284)

Total	$9,196	$11,072

Of the total unrecognized tax benefits at November 3, 2013 and October 28, 2012, approximately $4.0 million and $5.9 million, respectively, would affect the Company’s effective income tax rate, if and when recognized in future years. The amount accrued for related potential interest and penalties at November 3, 2013 and October 28, 2012 was $2.2 million and $2.5 million, respectively. The Company does not currently anticipate that its existing reserves related to uncertain tax positions as of November 3, 2013 will significantly increase or decrease in subsequent periods; however, various events could cause the Company’s current expectations to change in the future.

The Company is subject to taxation at the federal, state and local level in the U.S. and in various international jurisdictions. With few exceptions, the Company is generally no longer subject to examination by the U.S. federal, state, local or non-U.S. income tax authorities for years before fiscal 2004. The Company has been notified that the IRS will be auditing the Company’s U.S. Federal amended income tax returns for fiscal years 2004 – 2010. The audit is expected to start in fiscal 2014 and is not expected to have a material impact on the Company’s financial statements. The Company is currently under examination by the Canada Revenue Authority for tax years 2006-2010.

The following describes the open tax years, by major tax jurisdiction, as of November 3, 2013:

United States - Federal	2004-present
United States - State	2004-present
Canada	2006-present
Germany	2006-present
United Kingdom	2006-present

NOTE 11: Debt

(a)	Short-Term Borrowings

The Company had borrowings at November 3, 2013, of $167.3 million under various short-term credit facilities that provided for up to $245.0 million in borrowings and letters of credit, and under which it was required to maintain cash collateral of $31.8 million.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

Available borrowing was $25.5 million under the Short-Term Financing Program and $19.7 million under the Short-Term Credit Facility as of November 3, 2013.

i)	Short-Term Financing Program

The Short-Term Financing Program provided for up to $200.0 million of borrowing, with available borrowing based on eligible receivable levels, supported by a credit agreement secured by receivables from the staffing services business that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary and are available first to satisfy the lender. The program was amended on April 29, 2013, to extend the program expiration date to December 31, 2014 and increase the credit available from $150.0 million to $200.0 million. On August 28, 2013, the benchmark interest rate for which interest is charged on the sale of receivables was changed from commercial paper to a LIBOR index. The program is subject to termination under certain circumstances including the default rate on receivables, as defined, exceeding a specified threshold or the rate of collections on receivables failing to meet a specified threshold. At November 3, 2013, the Company was in compliance with the program covenants.

At November 3, 2013 and October 28, 2012, the Company had outstanding borrowing under the program of $142.0 million and $120.0 million, respectively, and bore a weighted average annual interest rate of 1.5% in fiscal 2013 and 2012 which is inclusive of certain facility and program fees.

ii)	Short-Term Credit Facility

The Short-Term Credit Facility provided for up to $45.0 million of borrowing in various currencies secured by cash collateral covering 105% of certain baseline amounts, of which up to $25.0 million could be used for letters of credit. The facility is subject to a facility fee and borrowings bear various interest rate options calculated using a combination of LIBOR and prime rates plus a margin over those rates. The facility was amended on January 25, 2013, to extend the expiration date to March 31, 2015, increase the borrowing available from $42.0 million to $45.0 million, increase the amount that may be used for letters of credit from $15.0 million to $25.0 million, and require minimum liquidity of $15.0 million in combined unrestricted cash and Short-Term Financing Program borrowing availability. The amendment also removed financial ratio covenants and certain limitations previously placed on incurring additional indebtedness, the level of annual capital expenditures, the amount of investments, including business acquisitions and mergers, and the amount of loans that may be made by the Company to its subsidiaries. At November 3, 2013, the Company was in compliance with the facility covenants.

At November 3, 2013 and October 28, 2012 the Company had drawn under the facility $22.3 million and $21.9 million, respectively, in various currencies used to hedge the Company’s net investment in certain foreign subsidiaries and $3.0 million in letters of credit outstanding. At November 3, 2013 and October 28, 2012 borrowings bore a weighted average annual interest rate of 2.2% and 3.1% respectively, inclusive of the facility fee.

(b)	Long-Term Debt

The Company has $9.0 million outstanding at November 3, 2013 under a twenty-year fully amortizing loan that ends on October 1, 2021, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, secured by a deed of trust on certain land and buildings.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

Long-term debt consists of the following (in thousands):

	Year ended
	November 3, 2013	October 28, 2012

8.2% term loan	$8,966	$9,801
Less amounts due within one year	839	768

Total long-term debt	$8,127	$9,033

Principal payment maturities on long-term debt outstanding at November 3, 2013 are (in thousands):

Fiscal year	Amount
2014	$839
2015	911
2016	988
2017	1,072
2018	1,164
Thereafter	3,992

Total	$8,966

NOTE 12: Hedging

The Company enters into non-derivative financial instruments to hedge its net investment in certain foreign subsidiaries. During fiscal years 2012 through 2013, the Company primarily used short-term foreign currency borrowings to hedge its net investments in certain foreign operations.

At November 3, 2013 and October 28, 2012, the Company had outstanding $22.3 million and $21.9 million, respectively, of foreign currency denominated short-term borrowings used to hedge the Company’s net investment in certain foreign subsidiaries. The Company does not designate and document these instruments as hedges under ASC 815 “Derivatives and Hedging”, and as a result gains and losses associated with these instruments are included in Foreign Exchange Gain (Loss), net in our Consolidated Statements of Operations. For fiscal years 2013, 2012 and 2011, net gains/(losses) on these borrowings and instruments of $0.1 million, ($0.6) million and $0.5 million, respectively, were included in Foreign Exchange Gain (Loss), net in the Consolidated Statement of Operations.

NOTE 13: Stockholders’ Equity

(a)	Common Stock

Each outstanding share of common stock is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during fiscal years 2013, 2012 or 2011. The holders of

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. There is no preferred stock outstanding.

(b)	Treasury Stock

On June 2, 2008, the Company’s Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase up to an additional 1,500,000 shares of the Company’s common stock. Shares repurchased prior to this authorization plan were purchased under a previous buy-back plan that was approved by the Board of Directors on September 6, 2006. The 2006 plan approved the repurchase of up to 1,500,000 of the Company’s common stock. No shares were repurchased in fiscal 2013 or 2012. As of November 3, 2013 the Company may purchase up to 309,255 additional shares under the 2008 authorization, subject to limitations contained in the Company’s debt agreements.

(c)	Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) are as follows (in thousands):

	Foreign currency gains/(losses)	Unrealized gains/(losses) on securities	Accumulated other comprehensive income (loss)
October 30, 2011	$(2,005)	$(66)	$(2,071)
Current period other comprehensive income (loss)	(671)	3	(668)

October 28, 2012	$(2,676)	$(63)	$(2,739)
Current period other comprehensive income (loss)	(2,531)	27	(2,504)

November 3, 2013	$(5,207)	$(36)	$(5,243)

NOTE 14: Stock Compensation Plans

The Company had two share-based compensation plans as of November 3, 2013, the 2006 Plan and 1995 Plan, which are discussed below. There were 900,850 shares available for future grants at November 3, 2013.

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

On December 18, 2007, the Company granted to employees (i) 233,000 restricted stock units with a weighted average grant date fair value of $13.32 and (ii) non-qualified stock options to purchase 152,996 shares of the Company’s common stock at a weighted average exercise price of $13.32 per share under the 2006 Plan. If certain net income targets were met in fiscal years 2007 through 2011, the restricted stock units would begin to vest over a five-year period through 2016. Similarly, if certain net income targets were met in fiscal years 2008

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

through 2012, substantially all the stock options would vest over a four-year period through 2016. There was no compensation expense recognized on the grants with net income targets for the fiscal years 2013, 2012, and 2011 because the achievement was not deemed probable. These targets were not met and these restricted stock units and options were forfeited in October 2011 and October 2012, respectively.

On May 11, 2011, the Company granted non-qualified stock options to purchase 15,000 shares of the Company’s stock under the 2006 Plan. These options are time based and vest over a five year period.

On August 2, 2011, the Company granted non-qualified stock options to purchase 7,000 shares of the Company’s common stock under the 2006 Plan. If certain performance targets were not met during fiscal 2012, these options would forfeit at a rate of 20% over a ten week period. The targets were not met and the options forfeited in fiscal 2012.

During fiscal 2013, the Company granted 110,000 shares of the Company’s common stock as restricted stock awards under the 2006 Plan. The weighted average fair value for these shares at the grant date was $7.16. Compensation expense is recognized on a straight-line basis over the vesting period of 2.5 years.

Compensation expense of $0.4 million was recognized in the Selling, Administrative and Other operating costs in the Company’s Consolidated Statement of Operations for the year ended November 3, 2013. As of November 3, 2013, there was $0.5 million of total unrecognized compensation cost related to these restricted shares to be recognized over a weighted average period of 1.8 years, all of which relates to the 2006 Plan.

The following table summarizes transactions involving outstanding stock options and non-vested restricted stock and restricted stock unit awards (stock awards) under the 2006 plan:

	Stock Options				Restricted Stock
2006 Plan	Number of shares	Weighted average exercise price	Weighted average contractual life	Aggregate Intrinsic Value	Number of shares	Weighted average grant date fair value

			(in years)	(in thousands)
Outstanding - October 31, 2010	749,783	$7.48	8.21	$1,059	189,142	$13.32
Granted	22,000	10.06	-	-	-	-
Expired	(5,600)	6.39	-	-	-	-
Forfeited	(51,166)	8.34	-	-	(189,142)	13.32

Outstanding - October 30, 2011	715,017	7.51	7.31	232	-	-
Granted	-	-	-	-	-	-
Expired	(27,800)	6.39	-	-	-	-
Forfeited	(149,267)	11.25	-	-	-	-

Outstanding - October 28, 2012	537,950	6.53	6.43	314	-	-
Granted	-	-	-	-	110,000	7.16
Expired	(28,700)	6.39	-	-	-	-
Forfeited	(25,100)	7.22	-	-	-	-
Vested	-	-	-	-	(36,666)	6.25

Outstanding - November 3, 2013	484,150	$6.50	5.42	$1,041	73,334	$7.61

Expected to vest at November 3, 2013	87,450	$6.55	5.50	$185	73,334	$7.61

Exercisable at November 3, 2013	396,700	$6.49	5.40	$856

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

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

The following table summarizes transactions involving outstanding stock options under the 1995 plan:

	Number of shares	Weighted average exercise price	Weighted average contractual life	Aggregate Intrinsic Value
1995 Plan
			(in years)	(in thousands)
Outstanding - October 31, 2010	46,050	$12.14	1.90	$13
Exercised	-	-	-	-
Expired	(17,400)	12.03	-	-

Outstanding - October 30, 2011	28,650	12.21	1.39	-
Exercised	-	-	-	-
Expired	(10,950)	10.42	-	-

Outstanding - October 28, 2012	17,700	13.31	1.01	-
Exercised	-	-	-	-
Expired	(10,200)	9.27	-	-

Outstanding - November 3, 2013	7,500	18.81	0.76	$-

Vested and exercisable at November 3, 2013	7,500	$18.81	0.76	$-

In calculating share-based compensation costs, the Company estimated the fair value of each stock option grant using the Black-Scholes option-pricing model. There were no option grants in fiscal 2013 and 2012. The assumptions used to estimate the fair value stock options were as follows for the 2011 fiscal year:

October 30, 2011
Weighted-average fair value of stock option granted	$7.06
Expected volatility	59%
Expected term (in years)	10
Risk-free interest rate	3.0
Expected dividend yield	0

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

Share based compensation expense was recognized in Selling, Administrative and Other Operating Costs in the Company’s Consolidated Statements of Operations as follows (in thousands):

	Year ended
	November 3, 2013	October 28, 2012	October 30, 2011
2006 Stock Incentive Plan
Selling, administrative and other operating costs	$416	$127	$460

Total	$416	$127	$460

NOTE 15: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Year ended
	November 3, 2013	October 28, 2012	October 30, 2011
Numerator
Net income (loss)	$(30,875)	$(13,603)	$15,629

Denominator
Basic weighted average number of common shares	20,826	20,813	20,813
Dilutive weighted average number of common shares	20,826	20,813	20,896
Net income (loss) per share - basic	$(1.48)	$(0.65)	$0.75
Net income (loss) per share - diluted	$(1.48)	$(0.65)	$0.75

Options to purchase 491,650, 555,650 and 743,667 shares of the Company’s common stock were outstanding at November 3, 2013, October 28, 2012 and October 30, 2011, respectively. Additionally, there were 73,334 restricted shares outstanding at November 3, 2013 and no restricted stock units outstanding at October 28, 2012 and October 30, 2011. The options and restricted shares were not included in the computation of diluted loss per share in fiscal 2013 and 2012 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those fiscal years.

NOTE 16: Related Party Transactions

During fiscal 2013, 2012, and 2011, the law firm of which Lloyd Frank, a member of the Company’s Board of Directors, is of counsel rendered services to the Company in the amount of $2.5 million, $4.3 million, and $4.3 million, respectively. In addition, during fiscal 2013, 2012, and 2011 the Company paid $77,000, $72,500 and $48,000, respectively, to Michael Shaw, Ph.D., son of Jerry Shaw, Executive Officer, and brother of Steven Shaw, the Company’s former Chief Executive Officer and a Director, for services rendered to the Company.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

NOTE 17: Restructuring

2013 Restructuring

Due to the continued decline in the Computer Systems business both domestically and internationally in fiscal 2013, the Company made a decision to pursue cost saving alternatives which included reducing headcount in the United States, the United Kingdom and German locations. As a result of this decision, the Company reduced its workforce throughout fiscal 2013 and incurred approximately $3.9 million in severance related restructuring costs.

The Staffing Services segment committed to focus during fiscal 2013 on achieving acceptable operating income from our traditional time and materials staffing services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable. In order to achieve this plan, the Company committed to a plan to reduce workforce across various North America locations.

The Company does not currently anticipate further material charges in the future relating to this program.

The following table displays a roll forward of the fiscal 2013 restructuring costs and related liability balances:

	Total	Staffing Services	Computer Systems
Accrual at October 28, 2012	$-	$-	$-
Workforce reductions	4,726	781	3,945
Cash payments	(2,186)	(781)	(1,405)

Accrual at November 3, 2013	$2,540	$-	$2,540

NOTE 18: Commitments and Contingencies

(a)	Leases

The future minimum rental commitments as of November 3, 2013 for all non-cancelable operating leases were as follows (in thousands):

Leases
Fiscal year:
2014	$17,352
2015	13,363
2016	8,719
2017	6,099
2018	4,093
Thereafter	4,398

Many of the leases also require the Company to pay and contribute to property taxes, insurance and ordinary repairs and maintenance. The lease agreements, which expire at various dates through 2022, may be subject in some cases to renewal options, early termination options or escalation clauses.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

Rental expense for all operating leases for fiscal years 2013, 2012, and 2011 was $19.9 million, $19.8 million, and $20.3 million, respectively.

(b)	Legal Proceedings

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

Other

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

(c)	Indemnification

The Company indemnifies its officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was, serving at the Company’s request in such capacity, as permitted under New York law. The Company has paid and continues to pay legal counsel fees incurred by an officer who is involved with an SEC inquiry. This individual is required to repay the Company for such fees if ultimately found not to be entitled to indemnification.

NOTE 19: Subsequent Events

On December 27, 2013, the Short-Term Financing Program was extended to December 31, 2016.

NOTE 20: Segment Disclosures

The Company’s operating segments are determined in accordance with the Company’s internal management structure, which is based on operating activities.

Segment operating income (loss) is comprised of segment net revenues less direct cost of staffing services revenue or cost of other revenue, selling, administrative and other operating costs, amortization of purchased intangible assets and restructuring costs. The Company allocates all operating costs except for the corporate-wide general and administrative costs and fees related to restatement and associated investigations to the segments. These allocations are included in the calculation of each segment’s operating income (loss). Financial data

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

concerning the Company’s sales and segment operating income (loss) by reportable operating segment for the fiscal years ended November 3, 2013, October 28, 2012, and October 30, 2011, are summarized in the following table (in thousands):

	For the year ended November 3, 2013
	Total	Staffing Services	Computer Systems	Other
Net Revenue	$2,090,937	$1,899,723	$73,465	$117,749
Expenses
Direct cost of staffing services revenue	1,634,365	1,634,365	-	-
Cost of other revenue	160,199	-	65,680	94,519
Selling, administrative and other operating costs	284,748	239,105	24,314	21,329
Amortization of purchased intangible assets	1,369	34	858	477
Restructuring costs	4,726	781	3,945	-

Segment operating income (loss)	5,530	25,438	(21,332)	1,424
Corporate general and administrative	9,286
Restatement and associated investigations	24,828

Operating loss	(28,584)

Other income (expense), net	(1,822)

Loss before income tax provision	$(30,406)

	For the year ended October 28, 2012
	Total	Staffing Services	Computer Systems	Other
Net Revenue	$2,246,127	$2,027,601	$99,679	$118,847
Expenses
Direct cost of staffing services revenue	1,738,933	1,738,933	-	-
Cost of other revenue	163,853	-	68,281	95,572
Selling, administrative and other operating costs	300,116	251,410	26,897	21,809
Amortization of purchased intangible assets	1,382	47	859	476

Segment operating income	41,843	37,211	3,642	990
Corporate general and administrative	10,731
Gain on sale of building	(4,418)
Restatement and associated investigations	42,906

Operating loss	(7,376)

Other income (expense), net	(3,836)

Loss before income tax provision	$(11,212)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

	For the year ended October 30, 2011
	Total	Staffing Services	Computer Systems	Other
Net Revenue	$2,238,109	$1,957,905	$165,349	$114,855
Expenses
Direct cost of staffing services revenue	1,698,711	1,698,711	-	-
Cost of other revenue	166,211	-	76,022	90,189
Selling, administrative and other operating costs	294,410	244,343	28,835	21,232
Amortization of purchased intangible assets	1,347	15	855	477

Segment operating income	77,430	14,836	59,637	2,957
Corporate general and administrative	8,472
Restatement and associated investigations	49,193

Operating income	19,765

Other income (expense), net	(4,484)

Income before income tax provision	$15,281

Assets of the Company by reportable operating segment are summarized in the following table (in thousands):

	November 3, 2013	October 28, 2012
Assets:
Staffing services	$309,726	$363,402
Computer systems	24,428	42,502
Other	41,536	44,545

	375,690	450,449
Cash, investments and other corporate assets	124,622	107,123

Total Assets	$500,312	$557,572

Sales to external customers and long-lived assets of the Company by geographic area are as follows (in thousands):

	Year ended
	November 3, 2013	October 28, 2012	October 30, 2011
Net Revenue:
Domestic	$1,848,619	$2,019,485	$2,004,352
International, principally Europe	242,318	226,642	233,757

Net Revenue	$2,090,937	$2,246,127	$2,238,109

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

	November 3, 2013	October 28, 2012
Long-Lived Assets:
Domestic	$32,354	$32,748
International	4,970	6,304

Long-Lived Assets	$37,324	$39,052

Capital expenditures and depreciation and amortization by the Company’s operating segments are as follows (in thousands):

	Year ended
	November 3, 2013	October 28, 2012	October 30, 2011

Capital expenditures:
Staffing services	$8,133	$9,554	$12,666
Computer systems	2,396	1,872	1,914
Other	738	187	324

Total segments	11,267	11,613	14,904
Corporate	355	2,089	3,013

Total Capital Expenditures	$11,622	$13,702	$17,917

Depreciation and amortization:
Staffing services	$6,438	$8,588	$8,371
Computer systems	3,762	4,680	7,002
Other	1,569	1,870	2,070

Total segments	11,769	15,138	17,443
Corporate	3,162	1,375	2,292

Total Depreciation and Amortization	$14,931	$16,513	$19,735

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

NOTE 21: Quarterly Financial Information (unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each quarter in the fiscal years ended November 3, 2013 and October 28, 2012.

The following table presents selected Consolidated Statements of Operations data for each quarter for the fiscal year ended November 3, 2013 (in thousands, except per share amounts):

	Three Months Ended				Year Ended
	January 27, 2013	April 28, 2013	July 28, 2013	November 3, 2013	November 3, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE:
Staffing services	$474,362	$476,729	$455,848	$492,784	$1,899,723
Other revenue	45,843	42,995	48,365	54,011	191,214

NET REVENUE	520,205	519,724	504,213	546,795	2,090,937

EXPENSES:
Direct cost of staffing services revenue	411,993	413,116	390,432	418,824	1,634,365
Cost of other revenue	39,753	39,873	37,595	42,978	160,199
Selling, administrative and other operating costs	70,337	74,992	72,128	76,577	294,034
Amortization of purchased intangible assets	345	346	337	341	1,369
Restructuring costs	740	948	223	2,815	4,726
Restatement and associated investigations	13,820	7,387	1,159	2,462	24,828

TOTAL EXPENSES	536,988	536,662	501,874	543,997	2,119,521

OPERATING INCOME (LOSS)	(16,783)	(16,938)	2,339	2,798	(28,584)

OTHER INCOME (EXPENSE):
Interest income	572	104	85	151	912
Interest expense	(904)	(1,001)	(902)	(1,062)	(3,869)
Foreign exchange gain (loss), net	634	843	113	(486)	1,104
Other income (expense), net	(33)	114	(23)	(27)	31

INCOME (LOSS) BEFORE INCOME TAXES	(16,514)	(16,878)	1,612	1,374	(30,406)
Income tax provision (benefit)	576	583	(444)	(246)	469

NET INCOME (LOSS)	$(17,090)	$(17,461)	$2,056	$1,620	$(30,875)

PER SHARE DATA:
Basic:
Net income (loss)	$(0.82)	$(0.84)	$0.10	$0.08	$(1.48)
Weighted average number of shares	20,813	20,825	20,829	20,837	20,826

Diluted:
Net income (loss)	$(0.82)	$(0.84)	$0.10	$0.08	$(1.48)
Weighted average number of shares	20,813	20,825	21,019	21,050	20,826

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

The following table presents selected Consolidated Statements of Operations data for each quarter for the fiscal year ended October 28, 2012 (in thousands, except per share amounts):

	Three Months Ended				Year Ended
	January 29, 2012	April 29, 2012	July 29, 2012	October 28, 2012	October 28, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE:
Staffing services	$479,217	$521,278	$508,154	$518,952	$2,027,601
Other revenue	63,876	52,165	49,878	52,607	218,526

NET REVENUE	543,093	573,443	558,032	571,559	2,246,127

EXPENSES:
Direct cost of staffing services revenue	415,868	441,341	441,124	440,600	1,738,933
Cost of other revenue	43,435	42,759	38,296	39,363	163,853
Selling, administrative and other operating costs	74,492	77,003	78,093	81,259	310,847
Amortization of purchased intangible assets	345	345	344	348	1,382
Gain on sale of building	-	-	-	(4,418)	(4,418)
Restatement and associated investigations	9,031	9,169	9,800	14,906	42,906

TOTAL EXPENSES	543,171	570,617	567,657	572,058	2,253,503

OPERATING INCOME (LOSS)	(78)	2,826	(9,625)	(499)	(7,376)

OTHER INCOME (EXPENSE):
Interest income	124	118	227	123	592
Interest expense	(903)	(899)	(936)	(926)	(3,664)
Foreign exchange gain (loss), net	455	(1,043)	774	(317)	(131)
Other expense, net	(93)	(124)	(121)	(295)	(633)

INCOME (LOSS) BEFORE INCOME TAXES	(495)	878	(9,681)	(1,914)	(11,212)
Income tax provision	402	331	1,560	98	2,391

NET INCOME (LOSS)	$(897)	$547	$(11,241)	$(2,012)	$(13,603)

PER SHARE DATA:
Basic:
Net income (loss)	$(0.04)	$0.03	$(0.54)	$(0.10)	$(0.65)
Weighted average number of shares	20,813	20,813	20,813	20,813	20,813

Diluted:
Net income (loss)	$(0.04)	$0.03	$(0.54)	$(0.10)	$(0.65)
Weighted average number of shares	20,813	20,902	20,813	20,813	20,813

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

The following table presents selected Consolidated Balance Sheet data for each quarter for the fiscal year ended November 3, 2013 (in thousands):

	January 27, 2013	April 28, 2013	July 28, 2013	November 3, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,504	$35,910	$21,389	$11,114
Restricted cash	57,548	49,524	45,987	47,356
Short-term investments	5,783	5,954	6,196	6,144
Trade accounts receivable, net	296,967	294,346	286,416	293,305
Recoverable income taxes	17,369	16,438	17,645	17,150
Prepaid insurance	11,822	19,380	15,638	14,248
Other current assets	20,950	17,565	20,057	21,097

TOTAL CURRENT ASSETS	435,943	439,117	413,328	410,414
Prepaid insurance and other assets, excluding current portion	40,763	39,866	43,141	43,473
Property, equipment and software, net	37,540	36,315	36,072	37,324
Purchased intangible assets, net	10,211	9,752	9,230	9,101

TOTAL ASSETS	$524,457	$525,050	$501,771	$500,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued compensation	$54,346	$53,639	$54,126	$53,474
Accounts payable	79,700	75,558	56,584	57,165
Accrued taxes other than income taxes	31,406	35,006	27,428	19,520
Accrued insurance and other	37,949	39,124	36,410	44,133
Deferred revenue, net, current portion	23,699	25,328	21,307	13,335
Short-term borrowings, including current portion of long-term debt	135,825	155,771	165,755	168,114

TOTAL CURRENT LIABILITIES	362,925	384,426	361,610	355,741
Accrued insurance, excluding current portion	11,140	9,678	8,554	13,003
Deferred revenue, net, excluding current portion	3,309	2,541	1,968	2,839
Income taxes payable, excluding current portion	10,424	10,424	10,424	8,659
Deferred income taxes	2,760	2,762	2,764	1,702
Long-term debt, excluding current portion	8,831	8,624	8,414	8,127

TOTAL LIABILITIES	399,389	418,455	393,734	390,071
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-
Common stock	2,350	2,351	2,352	2,354
Paid-in capital	71,719	71,891	71,972	72,003
Retained earnings	96,726	79,288	81,387	83,007
Accumulated other comprehensive loss	(3,847)	(5,055)	(5,794)	(5,243)
Treasury stock, at cost	(41,880)	(41,880)	(41,880)	(41,880)

TOTAL STOCKHOLDERS’ EQUITY	125,068	106,595	108,037	110,241

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$524,457	$525,050	$501,771	$500,312

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

The following table presents selected Consolidated Balance Sheet data for each quarter for the fiscal year ended October 28, 2012 (in thousands):

	January 29, 2012	April 29, 2012	July 29, 2012	October 28, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,399	$28,425	$33,118	$26,483
Restricted cash	80,654	87,424	73,681	61,927
Short-term investments	5,370	5,608	5,482	5,611
Trade accounts receivable, net	291,831	340,145	328,189	334,947
Recoverable income taxes	13,100	13,564	13,775	13,884
Prepaid insurance	10,855	17,140	12,372	11,138
Other current assets	19,898	17,951	18,861	15,406

TOTAL CURRENT ASSETS	468,107	510,257	485,478	469,396
Prepaid insurance and other assets, excluding current portion	35,249	31,140	36,082	38,479
Property, equipment and software, net	41,768	40,632	40,473	39,052
Purchased intangible assets, net	11,550	11,402	10,732	10,645

TOTAL ASSETS	$556,674	$593,431	$572,765	$557,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued compensation	$54,666	$56,537	$58,279	$58,183
Accounts payable	98,850	110,244	92,206	86,523
Accrued taxes other than income taxes	29,555	37,339	30,901	29,361
Accrued insurance and other	40,362	36,859	34,770	34,927
Deferred revenue, net, current portion	30,357	30,704	31,649	24,240
Short-term borrowings, including current portion of long-term debt	105,529	125,831	144,246	145,727

TOTAL CURRENT LIABILITIES	359,319	397,514	392,051	378,961
Accrued insurance, excluding current portion	8,981	7,914	6,976	9,010
Deferred revenue, net, excluding current portion	10,261	8,300	6,452	4,268
Income taxes payable, excluding current portion	9,339	9,339	9,339	10,424
Deferred income taxes	3,494	3,493	3,531	2,759
Long-term debt, excluding current portion	9,615	9,425	9,231	9,033

TOTAL LIABILITIES	401,009	435,985	427,580	414,455
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-
Common stock	2,350	2,350	2,350	2,350
Paid-in capital	71,518	71,623	71,618	71,591
Retained earnings	126,270	126,944	115,771	113,795
Accumulated other comprehensive loss	(2,593)	(1,591)	(2,674)	(2,739)
Treasury stock, at cost	(41,880)	(41,880)	(41,880)	(41,880)

TOTAL STOCKHOLDERS’ EQUITY	155,665	157,446	145,185	143,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$556,674	$593,431	$572,765	$557,572

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

The following table presents selected Consolidated Cash Flows data for each quarter for the fiscal year ended November 3, 2013 (in thousands):

	Three Months Ended				Year ended
	January 27, 2013	April 28, 2013	July 28, 2013	November 3, 2013	November 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,090)	$(17,461)	$2,056	$1,620	$(30,875)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	4,154	3,676	3,550	3,551	14,931
Provisions for doubtful accounts and sales allowances	56	13	307	3	379
Unrealized foreign currency exchange gain	(574)	(965)	(285)	518	(1,306)
(Gain) loss on dispositions of property, equipment and software	12	47	(148)	(20)	(109)
Deferred income tax provision (benefit)	(1,003)	(954)	221	54	(1,682)
Share-based compensation expense	129	172	82	33	416
Change in operating assets and liabilities:
Trade accounts receivable	38,867	2,862	6,557	(7,214)	41,072
Restricted cash related to customer contracts	4,403	3,731	3,396	(755)	10,775
Prepaid insurance and other assets	(5,850)	(2,143)	(2,652)	2,848	(7,797)
Accounts payable	(6,107)	(4,360)	(19,059)	561	(28,965)
Accrued expenses	2,593	919	(9,316)	(954)	(6,758)
Deferred revenue, net	(1,897)	791	(4,625)	(9,138)	(14,869)
Other liabilities	(140)	—	—	1,103	963
Income taxes	(5,767)	1,497	(1,768)	(1,226)	(7,264)

Net cash provided by (used in) operating activities	11,786	(12,175)	(21,684)	(9,016)	(31,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	550	457	549	695	2,251
Purchases of investments	(505)	(438)	(542)	(409)	(1,894)
Proceeds from sales of property, equipment and software	187	15	43	67	312
Purchases of property, equipment, and software	(2,391)	(1,760)	(2,765)	(4,706)	(11,622)

Net cash used in investing activities	(2,159)	(1,726)	(2,715)	(4,353)	(10,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash restricted as collateral for borrowings	(24)	4,293	141	(614)	3,796
Net change in short-term borrowings	(9,935)	19,937	9,975	2,357	22,334
Repayment of long-term debt	(209)	(174)	(187)	(265)	(835)

Net cash provided by (used in) financing activities	(10,168)	24,056	9,929	1,478	25,295

Effect of exchange rate changes on cash and cash equivalents	(438)	251	(51)	1,616	1,378
Net increase (decrease) in cash and cash equivalents	(979)	10,406	(14,521)	(10,275)	(15,369)
Cash and cash equivalents, beginning of period	26,483	25,504	35,910	21,389	26,483

Cash and cash equivalents, end of period	$25,504	$35,910	$21,389	$11,114	$11,114

Cash paid during the year
Interest expense	$708	$703	$703	$811	$2,925
Income taxes	$8,253	$665	$905	$999	$10,822

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of November 3, 2013

The following table presents selected Consolidated Cash Flows data for each quarter for the fiscal year ended October 28, 2012 (in thousands):

	Three Months Ended				Year ended
	January 29, 2012	April 29, 2012	July 29, 2012	October 28, 2012	October 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(897)	$547	$(11,241)	$(2,012)	$(13,603)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	4,354	4,075	4,022	4,062	16,513
Provisions for doubtful accounts and sales allowances	(138)	5	333	(86)	114
Unrealized foreign currency exchange loss (gain)	475	8	(427)	216	272
Gain on dispositions of property, equipment and software	(107)	(32)	(367)	(4,392)	(4,898)
Deferred income tax provision (benefit)	269	203	1,348	(14)	1,806
Share-based compensation expense	54	105	(5)	(27)	127
Change in operating assets and liabilities:
Trade accounts receivable	28,558	(48,654)	11,663	(6,286)	(14,719)
Restricted cash related to customer contracts	(5,167)	(6,752)	13,451	12,082	13,614
Prepaid insurance and other assets	28	(84)	(3,864)	2,363	(1,557)
Accounts payable	(851)	11,265	(17,865)	(5,618)	(13,069)
Accrued expenses	3,854	4,969	(5,809)	(1,307)	1,707
Deferred revenue, net	(14,262)	(1,700)	(779)	(9,686)	(26,427)
Other liabilities	(79)	(54)	44	10	(79)
Income taxes	(682)	(588)	(271)	1,303	(238)

Net cash provided by (used in) operating activities	15,409	(36,687)	(9,767)	(9,392)	(40,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	718	358	399	445	1,920
Purchases of investments	(505)	(360)	(389)	(442)	(1,696)
Acquisitions, net	(1,822)	-	-	-	(1,822)
Proceeds from sales of property, equipment and software	485	375	1,379	5,419	7,658
Purchases of property, equipment, and software	(2,950)	(2,960)	(4,627)	(3,165)	(13,702)

Net cash provided by (used in) investing activities	(4,074)	(2,587)	(3,238)	2,257	(7,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash restricted as collateral for borrowings	(1,337)	(18)	292	(328)	(1,391)
Net change in short-term borrowings	(7,708)	20,312	18,415	1,435	32,454
Repayment of long-term debt	(172)	(175)	(178)	(183)	(708)

Net cash provided by (used in) financing activities	(9,217)	20,119	18,529	924	30,355

Effect of exchange rate changes on cash and cash equivalents	(287)	1,181	(831)	(424)	(360)
Net increase (decrease) in cash and cash equivalents	1,832	(17,974)	4,693	(6,635)	(18,084)
Cash and cash equivalents, beginning of period	44,567	46,399	28,425	33,118	44,567

Cash and cash equivalents, end of period	$46,399	$28,425	$33,118	$26,483	$26,483

Cash paid during the year
Interest expense	$697	$697	$740	$732	$2,866
Income taxes	$875	$833	$786	$1,246	$3,740