Form 10-Q
period 2014-02-02
VOLT INFORMATION SCIENCES, INC.
filed 2014-03-14
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 2, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(212) 704-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   ☐   Yes     ☒   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No ☒

As of March 10, 2014, there were 20,862,795 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 2, 2014	January 27, 2013

REVENUE:
Staffing service revenue	$392,269	$474,362
Other revenue	44,879	45,843
NET REVENUE	437,148	520,205

EXPENSES:
Direct cost of staffing services revenue	341,460	411,993
Cost of other revenue	37,278	39,753
Selling, administrative and other operating costs	67,108	70,337
Amortization of purchased intangible assets	319	345
Restructuring costs	1,361	740
Restatement, investigations and remediation	4,668	13,820
TOTAL EXPENSES	452,194	536,988

OPERATING LOSS	(15,046)	(16,783)

OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	(860)	(332)
Foreign exchange gain (loss), net	(46)	634
Other income (expense), net	(73)	(33)
TOTAL OTHER INCOME (EXPENSE), NET	(979)	269

LOSS BEFORE INCOME TAXES	(16,025)	(16,514)
Income tax provision	1,049	576
NET LOSS	$(17,074)	$(17,090)

PER SHARE DATA:

Basic and Diluted:
Net loss	$(0.82)	$(0.82)
Weighted average number of shares	20,849	20,813

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	February 2, 2014	January 27, 2013

Consolidated net loss	$(17,074)	$(17,090)
Other comprehensive income (loss):
Foreign currency translation adjustments net of taxes of $0 and $0, respectively	419	(1,119)
Unrealized gain on marketable securities net of taxes of $0 and $0, respectively	16	11
Total other comprehensive income (loss)	435	(1,108)
Comprehensive loss	$(16,639)	$(18,198)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	February 2, 2014	November 3, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,352	$11,114
Restricted cash and short-term investments	51,807	53,500
Trade accounts receivable, net of allowances of $1,647 and $1,811, respectively	252,027	293,305
Recoverable income taxes	16,252	17,150
Prepaid insurance and other current assets	31,270	35,345
TOTAL CURRENT ASSETS	364,708	410,414
Prepaid insurance and other assets, excluding current portion	51,423	52,574
Property, equipment and software, net	32,649	37,324
TOTAL ASSETS	$448,780	$500,312

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued compensation	$46,815	$53,474
Accounts payable	48,729	57,165
Accrued taxes other than income taxes	23,558	19,520
Accrued insurance and other	43,423	44,133
Deferred revenue, net, current portion	12,673	13,335
Short-term borrowings, including current portion of long-term debt	145,899	168,114
TOTAL CURRENT LIABILITIES	321,097	355,741
Accrued insurance and other, excluding current portion	13,834	14,705
Deferred revenue, net, excluding current portion	3,151	2,839
Income taxes payable, excluding current portion	8,756	8,659
Long-term debt, excluding current portion	7,906	8,127
TOTAL LIABILITIES	354,744	390,071
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,536,769; Outstanding - 20,849,462;	2,354	2,354
Paid-in capital	72,174	72,003
Retained earnings	66,196	83,007
Accumulated other comprehensive loss	(4,808)	(5,243)
Treasury stock, at cost; 2,687,307 shares	(41,880)	(41,880)
TOTAL STOCKHOLDERS' EQUITY	94,036	110,241
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$448,780	$500,312
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	February 2, 2014	January 27, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,074)	$(17,090)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,447	4,154
Provision (release) of doubtful accounts and sales allowances	(165)	56
Unrealized foreign currency exchange loss (gain)	566	(574)
Loss on dispositions of property, equipment and software	62	12
Deferred income tax provision (benefit)	1	(1,003)
Share-based compensation expense	171	129
Change in operating assets and liabilities:
Trade accounts receivable	41,543	38,867
Restricted cash related to customer contracts	1,253	4,403
Prepaid insurance and other assets	5,480	(5,850)
Accounts payable	(8,258)	(6,107)
Accrued expenses	(4,569)	2,593
Deferred revenue, net	(684)	(1,897)
Other liabilities	(72)	(140)
Income taxes	1,002	(5,767)
Net cash provided by operating activities	22,703	11,786
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of investments	636	550
Purchases of investments	(227)	(505)
Proceeds from sale of software related assets	3,000	—
Proceeds from sale of property, equipment, and software	4	187
Purchases of property, equipment, and software	(1,524)	(2,391)
Net cash provided by (used in) investing activities	1,889	(2,159)
CASH FLOWS FROM FINANCING ACTIVITES:
Increase in cash restricted as collateral for borrowings	(16)	(24)
Net change in short-term borrowings	(22,313)	(9,935)
Repayment of long-term debt	(203)	(209)
Net cash used in financing activities	(22,532)	(10,168)
Effect of exchange rate changes on cash and cash equivalents	178	(438)
Net increase (decrease) in cash and cash equivalents	2,238	(979)
Cash and cash equivalents, beginning of period	11,114	26,483
Cash and cash equivalents, end of period	$13,352	$25,504

Cash paid during the period:
Interest	$953	$708
Income taxes	$1,213	$8,253
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended February 2, 2014 and January 27, 2013
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. ("Volt" or the "Company") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended November 3, 2013. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, are based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commissions (the "SEC"), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in connection with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended November 3, 2013.
The Company’s fiscal year ends on the Sunday nearest October 31st. The 2014 fiscal year consists of 52 weeks while the 2013 fiscal year consisted of 53 weeks. The first quarters of fiscal 2014 and 2013 each consisted of 13 weeks.

NOTE 2: Restatement, Investigation and Remediation

These costs are discussed further in our Form 10-K for the fiscal year ended November 3, 2013, and are comprised of financial and legal consulting, audit and related costs of the restatement, related investigations, and completion of delayed filings required under SEC regulations.

NOTE 3: Restricted Cash and Short-Term Investments

Restricted cash and short-term investments include amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral associated with the Company’s Short-Term Credit Facility. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral for credit facilities is reflected in financing activities while changes in restricted cash under managed service programs is classified as an operating activity, as this cash is directly related to the operations of this business.

At February 2, 2014 and November 3, 2013, restricted cash and short-term investments included $14.3 million and $15.6 million, respectively, restricted for payment to associate vendors and $31.8 million and $31.8 million, respectively, restricted as collateral under the Short-Term Credit Facility.

At February 2, 2014 and November 3, 2013, restricted cash and short-term investments included $5.7 million and $6.1 million, respectively, of short-term investments. These short-term investments primarily consisted of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets for identical assets.

NOTE 4: Hedging

The Company enters into non-derivative financial instruments to hedge its net investment in certain foreign subsidiaries. During the first quarter of fiscal 2014 and 2013, the Company primarily used short-term foreign currency borrowings to hedge its net investments in certain foreign operations.

At February 2, 2014 and November 3, 2013, the Company had outstanding $22.2 million and $22.3 million, respectively, of foreign currency denominated short-term borrowings used to hedge the Company’s net investment in certain foreign subsidiaries. The Company does not designate and document these instruments as hedges under ASC 815 “Derivatives and Hedging,” and as a result gains and losses associated with these instruments are included in Foreign Exchange Gain (Loss), net in our Condensed Consolidated Statements of Operations. During the first quarter of fiscal 2014 and 2013, net gains/(losses) on these borrowings and instruments of $0.1 million and $(0.1) million, respectively, were included in Foreign Exchange Gain (Loss), net in the Condensed Consolidated Statements of Operations.

NOTE 5: Income Taxes

Under ASC 270, “Interim Reporting,” and ASC 740-270, “Income Taxes – Intra Period Tax Allocation,” the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and applicable rates. Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with lower statutory rates, greater losses than anticipated in countries with lower statutory tax rates, increases in recorded valuation allowances of tax assets, or changes in tax laws.

The provision for income taxes in the first quarter of fiscal 2014 was $1.0 million compared to $0.6 million in 2013. The Company’s cumulative results for substantially all United States domestic and certain non-United States jurisdictions for the most recent three-year period is a loss and includes significant restatement, investigation and remediation costs. Accordingly, a valuation allowance has been established for substantially all loss carryforwards and other net deferred tax assets for these jurisdictions, resulting in an effective tax rate that is significantly different than the statutory rate.

NOTE 6: Debt

The Company had borrowings at February 2, 2014 of $145.0 million under various short-term credit facilities that provided for up to $245.0 million in borrowings and letters of credit, under which it was required to maintain cash collateral of $31.8 million. Available borrowing was $20.4 million under the $200.0 million Short-Term Financing Program and $19.8 million under the $45.0 million Short-Term Credit Facility as of February 2, 2014.

At February 2, 2014 and November 3, 2013, the Company had outstanding borrowing under the Short-Term Financing Program of $120.0 million and $142.0 million, respectively, and bore a weighted average annual interest rate of 1.6% and 1.5% during the first quarter of fiscal 2014 and 2013, respectively, which is inclusive of certain facility and program fees.

At February 2, 2014 and November 3, 2013, the Company had drawn under the Short-Term Credit Facility $22.2 million and $22.3 million, respectively, in various currencies used to hedge the Company’s net investment in certain foreign subsidiaries and $3.0 million in letters of credit outstanding. During the first quarter of fiscal 2014 and 2013, borrowings bore a weighted average annual interest rate of 1.9% and 1.8%, respectively, inclusive of the facility fee.

NOTE 7: Earnings (Loss) Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	February 2, 2014	January 27, 2013
Numerator
Net loss	$(17,074)	$(17,090)
Denominator
Basic weighted average number of common shares	20,849	20,813
Dilutive weighted average number of common shares	20,849	20,813
Net loss per share - basic	$(0.82)	$(0.82)
Net loss per share - diluted	$(0.82)	$(0.82)

Options to purchase 484,850 and 548,650 shares of the Company’s common stock were outstanding at February 2, 2014 and January 27, 2013, respectively. Additionally, there were 73,334 and 70,000 restricted stock units outstanding at February 2, 2014 and January 27, 2013, respectively. The options and restricted shares were not included in the computation of diluted loss per share in the first quarter of fiscal 2014 and 2013 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those fiscal periods.

NOTE 8: Commitments and Contingencies

(a)	Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company’s loss contingencies not discussed elsewhere consist primarily of claims and legal actions related to contingent worker employment matters in the Staffing Services segment. These matters are at varying stages of investigation, arbitration or adjudication. The Company has accrued for losses on individual matters that are both probable and reasonably estimable.

Estimates are based on currently available information and assumptions. Significant judgment is required in both the determination of probability and the determination of whether a matter is reasonably estimable. The Company’s estimates may change and actual expenses could differ in the future as additional information becomes available.

(b)	Indemnification

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

NOTE 9: Segment Data

The Company’s operating segments are determined in accordance with the Company’s internal management structure, which is based on operating activities.

Segment operating income (loss) is comprised of segment net revenues less direct cost of staffing services revenue or cost of other revenue, selling, administrative and other operating costs, amortization of purchased intangible assets and restructuring costs. The Company allocates all operating costs except for the corporate-wide general and administrative costs and restatement, investigation, remediation and additional audit costs to the segments. These allocations are included in the calculation of each segment’s operating income (loss).

Financial data concerning the Company’s sales and segment operating income (loss) by reportable operating segment in the first quarter of fiscal 2014 and 2013 are summarized in the following table:

	Three Months Ended February 2, 2014
(in thousands)	Total	Staffing Services	Computer Systems	Other
Revenue
Staffing service revenue	$392,269	$392,269	$—	$—
Other revenue	44,879	—	15,520	29,359
Net revenue	437,148	392,269	15,520	29,359
Expenses
Direct cost of staffing services revenue	341,460	341,460	—	—
Cost of other revenue	37,278	—	13,145	24,133
Selling, administrative and other operating costs	64,150	54,266	5,277	4,607
Amortization of purchased intangible assets	319	25	215	79
Restructuring costs	1,361	657	704	—
Segment operating income (loss)	(7,420)	(4,139)	(3,821)	540
Corporate general and administrative	2,958
Restatement, investigations and remediation	4,668
Operating loss	$(15,046)

	Three Months Ended January 27, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other
Revenue
Staffing service revenue	$474,362	$474,362	$—	$—
Other revenue	45,843	—	20,226	25,617
Net revenue	520,205	474,362	20,226	25,617
Expenses
Direct cost of staffing services revenue	411,993	411,993	—	—
Cost of other revenue	39,753	—	17,815	21,938
Selling, administrative and other operating costs	68,047	57,943	5,529	4,575
Amortization of purchased intangible assets	345	12	214	119
Restructuring costs	740	285	455	—
Segment operating income (loss)	(673)	4,129	(3,787)	(1,015)
Corporate general and administrative	2,290
Restatement, investigations and remediation	13,820
Operating loss	$(16,783)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. This MD&A should be read in conjunction with the MD&A found in our Form 10-K for the fiscal year ended November 3, 2013, as filed with the Securities and Exchange Commission (“SEC”) on January 31, 2014 (the “2013 Form 10-K”). References in this document to “Volt,” “Company,” “we,” “us” and “our” mean Volt Information Sciences, Inc. and our consolidated subsidiaries, unless the context requires otherwise. The statements below should also be read in conjunction with the description of the risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of the 2013 Form 10-K.

Overview

Our 2014 results included an $82.1 million reduction in Staffing Services segment revenue that was offset by a $70.5 million reduction in direct costs of staffing services revenue, thus resulting in an improvement in direct margins of 0.5%.  This reduction in revenues was primarily the result of fewer contingent workers on assignment at a few large customers whose current demand levels are lower than in the prior year, and from our exiting or reducing business levels with customers where profitability or business terms are unfavorable.  We decreased staffing costs to match a significant portion of the percentage reduction in staffing segment revenues.

Operating loss in the first quarter of fiscal 2014 was $15.0 million compared with $16.8 million in 2013.  Our 2013 results included a $3.0 million indirect tax recovery related to multiple years, and our restatement, investigations and remediation costs decreased to $4.7 million in 2014 (related to costs of completing the remaining audits and delayed SEC filings) from $13.8 million in 2013.    We incurred $1.4 million in restructuring costs in the first quarter of fiscal 2014 compared with $0.7 million in 2013, and $3.7 million higher Unrecognized Revenue (defined below) between 2014 and 2013.  Adjusting for these items, our operating loss in the first fiscal quarter would have been $7.8 million in both 2014 and 2013.

Non-GAAP Measures - Unrecognized Revenue

We sometimes provide services despite a customer arrangement not yet being finalized, or continue to provide services under an expired arrangement while a renewal arrangement is being finalized. Generally Accepted Accounting Principles (“GAAP”) usually requires that services revenue be deferred until arrangements are finalized or in some cases until cash is received, which causes some periods to include the expense of providing services although the related revenue is not recognized until a subsequent period (“Unrecognized Revenue”). The discussion herein refers to financial data determined both using GAAP as well as on a non-GAAP proforma basis. The non-GAAP proforma basis includes adjustments for Unrecognized Revenue so that revenue is shown in the same period as the related services are provided. This non-GAAP financial information is used by management and provided herein primarily to provide a more complete understanding of the Company’s business results and trends. This non-GAAP information should not be considered an alternative for, or in isolation from, the financial information prepared and presented in accordance with GAAP. In addition, this measure may not be comparable to similarly titled measures used by other companies.

RESULTS OF OPERATIONS
Consolidated Results by Segment

	Three Months Ended February 2, 2014				Three Months Ended January 27, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net revenue
Staffing service revenue	$392,269	$392,269	$—	$—	$474,362	$474,362	$—	$—
Other revenue	44,879	—	15,520	29,359	45,843		20,226	25,617
Net revenue	437,148	392,269	15,520	29,359	520,205	474,362	20,226	25,617
Expenses
Direct cost of staffing services revenue	341,460	341,460	—	—	411,993	411,993	—	—
Cost of other revenue	37,278	—	13,145	24,133	39,753	—	17,815	21,938
Selling, administrative and other operating costs	64,150	54,266	5,277	4,607	68,047	57,943	5,529	4,575
Amortization of purchased intangible assets	319	25	215	79	345	12	214	119
Restructuring costs	1,361	657	704	—	740	285	455	—
Segment operating income (loss)	(7,420)	(4,139)	(3,821)	540	(673)	4,129	(3,787)	(1,015)
Corporate general and administrative	2,958				2,290
Restatement, investigations and remediation	4,668				13,820
Operating loss	(15,046)				(16,783)
Other income (expense), net	(979)				269
Income tax provision	1,049				576
Net loss	$(17,074)				$(17,090)

NON-GAAP PROFORMA TABLE

	Three Months Ended February 2, 2014				Three Months Ended January 27, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net revenue	$437,148	$392,269	$15,520	$29,359	$520,205	$474,362	$20,226	$25,617
Recognition of previously unrecognized revenue	(5,048)	(5,048)	—	—	(9,113)	(9,113)	—	—
Additions to unrecognized revenue	6,160	6,160	—	—	6,571	6,571	—	—
Net non-GAAP proforma adjustment	1,112	1,112	—	—	(2,542)	(2,542)	—	—

Non-GAAP proforma net revenue	438,260	393,381	15,520	29,359	517,663	471,820	20,226	25,617

Expenses
Direct cost of staffing services revenue	341,460	341,460	—	—	411,993	411,993	—	—
Cost of other revenue	37,278	—	13,145	24,133	39,753	—	17,815	21,938
Selling, administrative and other operating costs	64,150	54,266	5,277	4,607	68,047	57,943	5,529	4,575
Amortization of purchased intangible assets	319	25	215	79	345	12	214	119
Restructuring costs	1,361	657	704	—	740	285	455	—
Non-GAAP proforma segment operating income (loss)	(6,308)	(3,027)	(3,821)	540	(3,215)	1,587	(3,787)	(1,015)

Non-GAAP proforma operating loss	(13,934)				(19,325)

Non-GAAP proforma net loss	$(15,962)				$(19,632)

Consolidated Results of Operations (Q1 2014 vs. Q1 2013)

Net revenue: Net revenue in the first quarter of fiscal 2014 decreased $83.1 million to $437.1 million from $520.2 million in fiscal 2013, and proforma net revenue decreased $79.4 million or 15.3% to $438.3 million from $517.7 million in fiscal 2013. The change in revenue was the result of decreased Staffing Services revenues of $82.1 million (proforma of $78.4 million) resulting primarily from fewer contingent workers on assignment at a few large customers whose current demand levels are lower than in the prior year, lower revenues resulting from our exit of certain customers as part of our continued focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, slightly lower managed services revenue, and $3.7 million higher net staffing Unrecognized Revenue. In addition, Computer Systems revenues decreased $4.7 million from several large directory assistance implementations reaching the end of the maintenance periods over which the projects were being amortized, lower transaction volumes, and lower pricing and maintenance levels. These decreases were partially offset by higher information technology infrastructure services revenue driven primarily by new customers and to a lesser extent from net expanded business with existing customers at billing rates that remained relatively consistent between the periods, and a $1.2 million deferral of revenue in 2013.

Direct cost of staffing services revenue: Direct cost of Staffing Services revenue in the first quarter of fiscal 2014 decreased $70.5 million, or 17.1%, to $341.5 million from $412.0 million in fiscal 2013. This decrease was primarily the result of fewer contingent staff on assignment, although at higher proforma margins, and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in 2014 was 13.0% and 13.2% from 13.1% and 12.7% in 2013, respectively. The direct margin and proforma direct margin increased by 0.5% primarily due to higher traditional staffing margins. This increase was offset by a 0.6% decrease in the GAAP direct margin due to higher net staffing Unrecognized Revenue in the first quarter of fiscal 2014 from 2013.

Cost of other revenue: Cost of other revenue in the first quarter of fiscal 2014 decreased $2.5 million, or 6.2%, to $37.3 million from $39.8 million in fiscal 2013. This decrease was primarily a result of Computer Systems segment lower revenue, restructuring activities, and decreased data acquisition costs, partially offset by our ongoing investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”). This decrease was partially offset by increased costs for our information technology infrastructure services primarily due to higher volume.

Selling, administrative and other operating costs: Selling, administrative and other operating costs in the first quarter of fiscal 2014 decreased $3.8 million, or 5.7%, to $64.2 million from $68.0 million in fiscal 2013 primarily in our Staffing Services segment. The first quarter of fiscal 2013 included a $3.0 million indirect tax recovery related to multiple years. Adjusting for the indirect tax recovery, selling, administrative and other operating costs would have decreased $6.8 million, or 9.7%, in response to the decline in staffing revenues.

Restructuring costs: Restructuring costs in the first quarter of fiscal 2014 were comprised of workforce reductions in our Computer Systems and Staffing Services segments. Due to the continued decline in the directory assistance business within the Computer Systems business, we reduced headcount in North America incurring severance related restructuring costs. We also reduced headcount in our Staffing Services segment in North America and India in connection with the sale of our vendor management system software related assets.

Restructuring costs in the first quarter of fiscal 2013 were comprised of workforce reductions in our Computer Systems and Staffing Services Segments. Due to the continued decline in the Computer Systems business both domestically and internationally, we reduced headcount in North America, the United Kingdom and Germany, incurring primarily severance related restructuring costs. We also reduced headcount in our Staffing Services segment in connection with our focus on achieving acceptable operating income from our traditional time and materials staffing services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable.

Restatement, investigations and remediation: Restatement, investigations and remediation costs were comprised of financial and legal consulting, audit and related costs of the restatement, related investigations, and completing delayed filings required under SEC regulations and in the first quarter of fiscal 2014 amounted to $4.7 million compared to $13.8 million in fiscal 2013. The decreased costs were a result of the significant work performed to complete the restatement, audits and filing of delayed SEC reports during the first quarter of fiscal 2013, compared with fiscal 2014 when efforts were expended on completing the financial audits for fiscal years 2011 through 2013.

Operating loss: Operating loss in the first quarter of fiscal 2014 of $15.0 million included restatement, investigations and remediation costs of $4.7 million and restructuring costs of $1.4 million as we reduced headcount in response to lower revenue levels, the sale of our vendor management system software related assets and reorganization of our North American staffing operations. Without these items we would have had an operating loss of $8.9 million and a proforma loss of $7.8 million.

Operating loss in the first quarter of fiscal 2013 of $16.8 million included restatement, investigations, and remediation costs of $13.8 million, a $3.0 million indirect tax recovery related to multiple years, and restructuring costs of $0.7 million as we reduced headcount in response to lower revenue levels. Without these items we would have had operating loss of $5.3 million and a proforma operating loss of $7.8 million.

The changes in operating loss and proforma operating loss in the first quarter of fiscal 2014 from 2013 were due to the above reasons and a $4.2 million impact from lower Staffing Services revenue.

Other income (expense), net: Other expense in the first quarter of fiscal 2014 increased $1.3 million to $1.0 million from income of $0.3 million in fiscal 2013, primarily related to foreign exchange gains and losses.

Income tax provision: Income tax provision was $1.0 million compared to $0.6 million in the first quarter of fiscal 2014 and 2013, respectively. The provision in both periods primarily related to locations outside of the United States.

Results of Operations by Segment (Q1 2014 vs. Q1 2013)

Staffing Services

Net revenue: The segment’s net revenue in the first quarter of fiscal 2014 decreased $82.1 million to $392.3 million from $474.4 million in fiscal 2013, and proforma net revenue decreased by $78.4 million, or 16.6%, to $393.4 million from $471.8 million in fiscal 2013. This decrease is primarily due to fewer contingent workers on assignment at a few large customers whose current demand levels are lower than in the prior year, lower revenues resulting from our exit of certain customers as part of our continued focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, slightly lower managed services revenue, and $3.7 million higher net staffing Unrecognized Revenue.

Direct cost of staffing services revenue: The segment's direct cost of Staffing Services revenue in the first quarter of fiscal 2014 decreased $70.5 million, or 17.1%, to $341.5 million from $412.0 million in fiscal 2013. This decrease was primarily the result of fewer contingent staff on assignment, although at higher proforma margins, and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in 2014 was 13.0% and 13.2% from 13.1% and 12.7% in 2013, respectively. The direct and proforma margin increased by 0.5% primarily due to higher traditional staffing margins. This increase was offset by a 0.6% decrease in the GAAP direct margin due to higher net staffing Unrecognized Revenue in the first quarter of fiscal 2014 from 2013.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the first quarter of fiscal 2014 decreased $3.6 million, or 6.3%, to $54.3 million from $57.9 million in fiscal 2013. As a percent of staffing revenue and proforma staffing revenue in the first quarter of fiscal 2014 these costs were 13.8% and 13.8% from 12.2% and 12.3% in fiscal 2013, respectively. The first quarter of fiscal 2013 included a $3.0 million indirect tax recovery related to multiple years. Adjusting for the indirect tax recovery, the segment’s selling, administrative and other operating costs would have been a decrease of $6.6 million, or 11.0%, in response to the decline in staffing revenues and reorganization of our North American staffing operations.

Restructuring costs: Restructuring costs in the first quarter of fiscal 2014 were primarily comprised of workforce reductions in connection with the sale of our vendor management system software and related assets in the United States and India. Restructuring costs in the first quarter of fiscal 2013 were in connection with our focus on achieving acceptable operating income from our traditional time and materials staffing services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable.

Segment operating income (loss): The segment’s operating results in the first quarter of 2014 decreased by $8.2 million to a loss of $4.1 million from income of $4.1 million in fiscal 2013, and proforma operating results decreased $4.6 million to a loss of $3.0 million from income of $1.6 million in fiscal 2013. The decrease in operating results is primarily due to lower direct margins of $7.9 million and 2013 including a $3.0 million indirect tax recovery, partially offset by a decrease in selling, administrative and other operating costs of $6.6 million in response to the decline in staffing revenues and reorganization of our North American staffing operations.

Computer Systems

Net revenue: The segment’s net revenue in the first quarter of fiscal 2014 decreased $4.7 million, or 23.3%, to $15.5 million from $20.2 million in fiscal 2013. This decrease was primarily the result of several large directory assistance implementations reaching the end of the maintenance periods over which the projects were being amortized, lower transaction volumes, and lower pricing and maintenance levels.

Cost of other revenue: The segment’s cost of revenue in the first quarter of fiscal 2014 decreased $4.7 million, or 26.2%, to $13.1 million from $17.8 million in fiscal 2013. This decrease was primarily a result of lower revenue, the impact of the segment's restructuring activities of $1.0 million, and decreased data acquisition costs of $0.5 million, partially offset by our ongoing investment in developing our directory assistance software platform into full-featured call center software (“OnDemand”).

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the first quarter of fiscal 2014 decreased $0.2 million or 4.6%, to $5.3 million from $5.5 million in fiscal 2013. This decrease resulted from lower administrative costs in response to decreased business levels offset by higher selling costs as we increased efforts to sell our full-featured call center software ("OnDemand").

Restructuring costs: Restructuring costs in the first quarter of fiscal 2014 was comprised of workforce reduction severance costs in the United States due to the continued decline in the directory assistance business. Restructuring costs in the first quarter of fiscal 2013 were comprised of headcount reduction severance costs in North America, the United Kingdom and Germany due to the continued decline in the directory assistance business both domestically and internationally.

Segment operating loss: The segment’s operating loss in the first quarter of fiscal 2014 and 2013 remained consistent at $3.8 million primarily from the impact of the segment's restructuring activities and lower revenues offset by lower costs, offset by our continued investment in developing our directory assistance software platform into full-featured call center software and our related sales efforts.

Other

Net revenue: The segment’s net revenue in the first quarter of fiscal 2014 increased $3.8 million, or 14.6%, to $29.4 million from $25.6 million in fiscal 2013. The increase is primarily due to higher information technology infrastructure services revenue driven primarily by new customers and to a lesser extent from net expanded business with existing customers at billing rates that remained relatively consistent between the periods, and a $1.2 million deferral of revenue in the first quarter of 2013.

Cost of other revenue: The segment’s cost of other revenue in the first quarter of fiscal 2014 increased $2.2 million, or 10.0%, to $24.1 million from $21.9 million in fiscal 2013. The increase is primarily due to higher volume.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs remained consistent at $4.6 million in the first quarter of fiscal 2014 and 2013.

Segment operating income (loss): The segment’s operating results in the first quarter of fiscal 2014 increased $1.5 million to income of $0.5 million from a loss of $1.0 million in fiscal 2013, primarily due to a $1.2 million deferral of revenue in 2013 and higher revenue and margins in 2014.

FINANCIAL CONDITION
CASH FLOWS

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
(in thousands)	February 2, 2014	January 27, 2013
Net cash provided by operating activities	$22,703	$11,786
Net cash provided by (used in) investing activities	1,889	(2,159)
Net cash used in financing activities	(22,532)	(10,168)
Effect of exchange rate changes on cash and cash equivalents	178	(438)
Net increase (decrease) in cash and cash equivalents	$2,238	$(979)

Cash Flows - Operating Activities

The net cash provided by operating activities in the first quarter of fiscal 2014 was $22.7 million ($24.3 million provided by operating activities offset by $1.6 million in connection with the restatement, investigations and remediation costs), an increase of $10.9 million from $11.8 million ($27.0 million provided by operating activities offset by $15.2 million in connection with the restatement, investigations and remediation costs) in 2013.

The net cash used in operating activities in the first quarter of fiscal 2014, exclusive of changes in operating assets and liabilities was $13.0 million; the net loss of $17.1 million included non-cash charges for depreciation and amortization of $3.4 million and unrealized foreign exchange loss of $0.6 million. The cash used in operating activities in the first quarter of fiscal 2013, exclusive of changes in operating assets and liabilities was $14.3 million; the net loss of $17.1 million included non-cash charges for depreciation and amortization of $4.2 million, offset by a deferred income tax benefit of $1.0 million. Cash provided by changes in operating assets and liabilities in the first quarter of fiscal 2014 was $35.7 million, net, principally due to the decrease in the level of accounts receivable of $41.5 million and prepaid insurance and other assets of $5.5 million, offset by decreases in the level of accounts payable of $8.3 million and accrued expenses of $4.6 million. Cash provided by changes in operating assets and liabilities in the first quarter of fiscal 2013 was $26.1 million, net, principally due to the decrease in the level of accounts receivable of $38.9 million and restricted cash related to customer contracts of $4.4 million, offset by decreases in accounts payable of $6.1 million, prepaid insurance and other assets of $5.9 million and income taxes of $5.8 million.

Cash Flows - Investing Activities

The net cash provided by investing activities in the first quarter of fiscal 2014 was $1.9 million, principally from the proceeds from sale of software related assets of $3.0 million partially offset by the purchases of property, equipment and software of $1.5 million. The net cash used in investing activities in the first quarter of fiscal 2013 was $2.2 million, principally from the purchase of property, equipment and software of $2.4 million.

Cash Flows - Financing Activities

The net cash used in financing activities in the first quarter of fiscal 2014 was $22.5 million, compared to $10.2 million in the first quarter of fiscal 2013. In 2014, net repayments of borrowings for the accounts receivable securitization program and other borrowing totaled $22.3 million compared to net repayments of $9.9 million in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Credit Markets and Availability of Credit
At February 2, 2014, we had short-term credit facilities which provided for borrowing and issuance of letters of credit of up to an aggregate of $245.0 million, including our $200.0 million accounts receivable securitization program (“Short-Term Financing Program”) and our $45.0 million revolving credit agreement (“Short-Term Credit Facility”). Available borrowing under the Short-Term Financing Program is based on eligible receivable levels. Borrowings under the Short-Term Credit Facility require full cash collateralization.

As of February 2, 2014, we had total outstanding short-term borrowings of $145.0 million and were required to maintain $31.8 million in cash collateral. At February 2, 2014, the available borrowing under the short-term borrowing facilities included $20.4 million under the Short-Term Financing Program and $19.8 million under the Short-Term Credit Facility.

Securitization Program
The Short-Term Financing Program provides for maximum borrowing of $200.0 million under a credit agreement secured by receivables from the Staffing Services business that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary and are available first to satisfy the lender. The program expires on December 31, 2016 and the benchmark interest rate for which interest is charged on the sale of receivables is a LIBOR index. The program is subject to termination under certain circumstances including the default rate on receivables, as defined, exceeding a specified threshold or the rate of collections on receivables failing to meet a specified threshold. At February 2, 2014, we were in compliance with the program covenants.

At February 2, 2014 and November 3, 2013, we had outstanding borrowing under the program of $120.0 million and $142.0 million, respectively, which bore a weighted average annual interest rate of 1.6% and 1.5%, during the first quarter of fiscal 2014 and 2013, respectively, inclusive of certain facility and program fees.

Credit Facilities
The Short-Term Credit Facility provides for borrowing in various currencies secured by cash collateral covering 105% of certain baseline amounts. The facility is subject to a facility fee and borrowings bear various interest rate options calculated using a combination of LIBOR and prime rates plus a margin over those rates. The facility expires on March 31, 2015. At February 2, 2014, we were in compliance with the facility covenants.

At February 2, 2014 and November 3, 2013, we had drawn under the facility $22.2 million and $22.3 million, respectively, in various currencies used to hedge our net investment in certain foreign subsidiaries and $3.0 million in letters of credit outstanding. During the first quarter of fiscal 2014 and 2013, borrowings bore a weighted average annual interest rate of 1.9% and 1.8%, respectively, inclusive of the facility fee.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in conjunction with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A., “ Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended November 3, 2013.

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

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At February 2, 2014, we had cash and cash equivalents on which interest income is earned at variable rates. At February 2, 2014, we also had credit lines with various domestic and foreign banks that provide for borrowings and letters of credit as well as a $200.0 million accounts receivable securitization program to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.9 million in the first quarter of fiscal 2014.

We have a term loan with borrowing of $8.8 million at fixed interest rates, and our interest expense related to this borrowing is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $9.7 million at February 2, 2014. The fair values were calculated by applying the appropriate period end interest rates to our present streams of loan payments.

Foreign Currency Risk

We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British pound, Euro, Canadian dollar and Uruguayan peso. These fluctuations impact reported earnings.

Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar weakened relative to many foreign currencies as of February 2, 2014 compared to November 3, 2013. Consequently, stockholders’ equity increased by $0.4 million as a result of the foreign currency translation as of February 2, 2014.

To reduce exposure related to non-U.S. dollar denominated net investments that may give rise to a foreign currency transaction gain or loss, we may enter into derivative and non-derivative financial instruments to hedge our net investment in certain foreign subsidiaries. We also may enter into forward foreign exchange contracts with third party banks to mitigate foreign currency risk. As of February 2, 2014, we had $22.2 million of foreign currency denominated borrowings (primarily Euro, British pound and Canadian dollar) that were used as economic hedges against the Company’s net investment in certain foreign operations and no outstanding derivative forward exchange contracts. We do not designate and document these instruments as hedges under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging,” and as a result, gains and losses associated with these instruments are included in foreign exchange gain (loss), net in our Condensed Consolidated Statements of Operations.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of February 2, 2014 would result in an approximate $1.6 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of February 2, 2014 would result in an approximate $1.6 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

Equity Risk

Our investments are exposed to market risk as they relate to changes in market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At February 2, 2014, the total market value of these investments was $5.7 million.

ITEM 4. CONTROLS AND PROCEDURES
Volt maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Volt’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Volt’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Volt has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Volt’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Volt’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Volt’s disclosure controls and procedures were effective.

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended February 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company’s loss contingencies not discussed elsewhere consist primarily of claims and legal actions related to contingent worker employment matters in the Staffing Services segment. These matters are at varying stages of investigation, arbitration or adjudication. The Company has accrued for losses on individual matters that are both probable and reasonably estimable.

Estimates are based on currently available information and assumptions. Significant judgment is required in both the determination of probability and the determination of whether a matter is reasonably estimable. The Company’s estimates may change and actual expenses could differ in the future as additional information becomes available.

Since our 2013 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 10-K, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in our 2013 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.

Date: March 14, 2014	By:	/s/	Ronald Kochman
Ronald Kochman
President and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2014	By:	/s/	James Whitney Mayhew
James Whitney Mayhew
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit 31.1
CERTIFICATION
PURSUANT TO EXCHANGE ACT RULES 13A-14(A) AND 15D-14(A),
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Ronald Kochman, certify that:
(1) I have reviewed this quarterly report on Form 10-Q of Volt Information Sciences, Inc.
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.
(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.Evaluated the effective of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information, and
b.Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 14, 2014

By:	/s/ Ronald Kochman
Ronald Kochman
President and Chief Executive Officer

Exhibit 31.2
CERTIFICATION
PURSUANT TO EXCHANGE ACT RULES 13A-14(A) AND 15D-14(A),
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, James Whitney Mayhew, certify that:
(1) I have reviewed this quarterly report on Form 10-Q of Volt Information Sciences, Inc.
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.
(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b.Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 14, 2014

By:	/s/ James Whitney Mayhew
James Whitney Mayhew
Senior Vice President and Chief Financial Officer

Exhibit 32.1
CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Volt Information Sciences Inc. (the “Company”) on Form 10-Q for the quarter ended February 2, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ronald Kochman, Chief Executive Officer of the Company, certify that to my knowledge:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Ronald Kochman
Ronald Kochman
President and Chief Executive Officer
Date: March 14, 2014
A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Volt Information Sciences, Inc. and will be retained by Volt Information Sciences, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2
CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Volt Information Sciences, Inc. (the “Company”) on Form 10-Q for the quarter ended February 2, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Whitney Mayhew, Chief Financial Officer of the Company, certify that to my knowledge:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ James Whitney Mayhew
James Whitney Mayhew
Senior Vice President and Chief Financial Officer
Date: March 14, 2014
A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Volt Information Sciences, Inc. and will be retained by Volt Information Sciences, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.