Form 10-Q
period 2014-05-04
VOLT INFORMATION SCIENCES, INC.
filed 2014-06-13
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2014

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

As of June 10, 2014, there were 20,862,795 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013

REVENUE:
Staffing service revenue	$406,733	$476,729	$799,002	$951,091
Other revenue	44,752	42,995	89,631	88,838
NET REVENUE	451,485	519,724	888,633	1,039,929

EXPENSES:
Direct cost of staffing services revenue	345,899	413,116	687,359	825,109
Cost of other revenue	38,656	39,873	75,934	79,626
Selling, administrative and other operating costs	64,534	74,992	131,642	145,329
Amortization of purchased intangible assets	240	346	559	691
Restructuring costs	918	948	2,279	1,688
Restatement, investigations and remediation	593	7,387	5,261	21,207
TOTAL EXPENSES	450,840	536,662	903,034	1,073,650

OPERATING INCOME (LOSS)	645	(16,938)	(14,401)	(33,721)

OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	(802)	(897)	(1,662)	(1,229)
Foreign exchange gain (loss), net	(1,175)	843	(1,221)	1,477
Other income (expense), net	215	114	142	81
TOTAL OTHER INCOME (EXPENSE), NET	(1,762)	60	(2,741)	329

LOSS BEFORE INCOME TAXES	(1,117)	(16,878)	(17,142)	(33,392)
Income tax provision	2,378	583	3,427	1,159
NET LOSS	$(3,495)	$(17,461)	$(20,569)	$(34,551)

PER SHARE DATA:

Basic and Diluted:
Net loss	$(0.17)	$(0.84)	$(0.99)	$(1.66)
Weighted average number of shares	20,861	20,825	20,855	20,819

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013

NET LOSS	$(3,495)	$(17,461)	$(20,569)	$(34,551)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	1,445	(1,196)	1,864	(2,315)
Unrealized gain (loss) on marketable securities, net of taxes of $0	4	(12)	20	(1)
Total other comprehensive income (loss)	1,449	(1,208)	1,884	(2,316)
COMPREHENSIVE LOSS	$(2,046)	$(18,669)	$(18,685)	$(36,867)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	May 4, 2014	November 3, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,552	$11,114
Restricted cash and short-term investments	47,735	53,500
Trade accounts receivable, net of allowances of $1,426 and $1,811, respectively	252,493	293,305
Recoverable income taxes	16,302	17,150
Prepaid insurance and other current assets	34,771	35,345
TOTAL CURRENT ASSETS	367,853	410,414
Prepaid insurance and other assets, excluding current portion	45,955	52,574
Property, equipment and software, net	30,711	37,324
TOTAL ASSETS	$444,519	$500,312

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued compensation	$47,114	$53,474
Accounts payable	53,063	57,165
Accrued taxes other than income taxes	19,873	19,520
Accrued insurance and other	37,731	44,133
Deferred revenue, net, current portion	10,292	13,335
Short-term borrowings, including current portion of long-term debt	148,416	168,114
TOTAL CURRENT LIABILITIES	316,489	355,741
Accrued insurance and other, excluding current portion	16,507	14,705
Deferred revenue, net, excluding current portion	2,698	2,839
Income taxes payable, excluding current portion	8,998	8,659
Long-term debt, excluding current portion	7,681	8,127
TOTAL LIABILITIES	352,373	390,071
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,550,102 and 23,536,769, respectively; Outstanding - 20,862,795 and 20,849,462, respectively	2,355	2,354
Paid-in capital	72,329	72,003
Retained earnings	62,701	83,007
Accumulated other comprehensive loss	(3,359)	(5,243)
Treasury stock, at cost; 2,687,307 shares	(41,880)	(41,880)
TOTAL STOCKHOLDERS' EQUITY	92,146	110,241
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$444,519	$500,312
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 4, 2014	April 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,569)	$(34,551)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	6,958	7,830
Provision (release) of doubtful accounts and sales allowances	(274)	69
Unrealized foreign currency exchange loss (gain)	1,794	(1,539)
Loss on dispositions of property, equipment and software	154	59
Deferred income tax provision (benefit)	1,415	(1,957)
Share-based compensation expense	327	301
Change in operating assets and liabilities:
Trade accounts receivable	41,018	41,729
Restricted cash related to customer contracts	2,370	8,134
Prepaid insurance and other assets	7,219	(7,993)
Accounts payable	(3,945)	(10,467)
Accrued expenses	(12,866)	3,512
Deferred revenue, net	(3,433)	(1,106)
Other liabilities	(207)	(140)
Income taxes	1,220	(4,270)
Net cash provided by (used in) operating activities	21,181	(389)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	985	1,007
Purchases of investments	(308)	(943)
Proceeds from sale of software related assets	3,000	—
Proceeds from sale of property, equipment, and software	4	202
Purchases of property, equipment, and software	(2,595)	(4,151)
Net cash provided by (used in) investing activities	1,086	(3,885)
CASH FLOWS FROM FINANCING ACTIVITES:
Increase in cash restricted as collateral for borrowings	2,960	4,269
Net change in short-term borrowings	(19,582)	10,002
Repayment of long-term debt	(411)	(383)
Net cash provided by (used in) financing activities	(17,033)	13,888
Effect of exchange rate changes on cash and cash equivalents	204	(187)
Net increase in cash and cash equivalents	5,438	9,427
Cash and cash equivalents, beginning of period	11,114	26,483
Cash and cash equivalents, end of period	$16,552	$35,910

Cash paid during the period:
Interest	$1,885	$1,411
Income taxes	$2,047	$8,918
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended May 4, 2014 and April 28, 2013
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. ("Volt" or the "Company") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended November 3, 2013. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, are based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in connection with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended November 3, 2013.
The Company’s fiscal year ends on the Sunday nearest October 31st. The 2014 fiscal year consists of 52 weeks while the 2013 fiscal year consisted of 53 weeks. The three and six month periods ended in fiscal 2014 and 2013 each consisted of 13 weeks and 26 weeks, respectively.
Restatement, investigations and remediation costs are discussed further in our Form 10-K for the fiscal year ended November 3, 2013, and are comprised of financial and legal consulting, audit and related costs of the restatement, related investigations, and completion of delayed filings required under SEC regulations.

NOTE 2: Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

New Accounting Standards Not Yet Adopted by the Company

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires only disposals representing a strategic shift in operations that have a major effect on operations and financial results to be presented in discontinued operations.   This guidance also requires expanded financial disclosures about discontinued operations and significant disposals that do not qualify as discontinued operations.  This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2014.  The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements, but it is not expected to have a significant impact on the Company’s consolidated financial position or results of operations upon adoption in the first quarter of fiscal 2016.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues. Upon the effective date, the ASU replaces almost all existing revenue recognition guidance, including industry specific guidance, in United States Generally Accepted Accounting Principles ("GAAP").  This ASU is effective for fiscal years and interim reporting periods beginning after December 15, 2016 and will become effective for the Company in the first quarter of fiscal year 2018.  The Company is currently assessing the impact that the adoption of this standard will have on its consolidated financial statements or related disclosures.

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

At May 4, 2014 and November 3, 2013, restricted cash and short-term investments included $13.2 million and $15.6 million, respectively, restricted for payment to associate vendors and $28.8 million and $31.8 million, respectively, restricted as collateral under the Short-Term Credit Facility.

At May 4, 2014 and November 3, 2013, restricted cash and short-term investments included $5.7 million and $6.1 million, respectively, of short-term investments. These short-term investments primarily consisted of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets for identical assets.

NOTE 4: Hedging

The Company enters into non-derivative financial instruments to hedge its net investment in certain foreign subsidiaries. During the first six months of fiscal 2014 and 2013, the Company primarily used short-term foreign currency borrowings to hedge its net investments in certain foreign operations.

At May 4, 2014 and November 3, 2013, the Company had outstanding $22.5 million and $22.3 million, respectively, of foreign currency denominated short-term borrowings used to hedge the Company’s net investment in certain foreign subsidiaries. The Company does not designate and document these instruments as hedges under Accounting Standards Codification ("ASC") 815 “Derivatives and Hedging,” and as a result gains and losses associated with these instruments are included in Foreign Exchange Gain (Loss), net in our Condensed Consolidated Statements of Operations. During the second quarter of fiscal 2014 and 2013, net gains (losses) on these borrowings and instruments of $(0.5) million and $0.5 million, respectively, were included in Foreign Exchange Gain (Loss), net in the Condensed Consolidated Statements of Operations. For the six months ended May 4, 2014 and April 28, 2013, net gains (losses) on these borrowings and instruments of $(0.4) million and $0.4 million, respectively, were included in Foreign Exchange Gain (Loss), net in the Condensed Consolidated Statements of Operations.

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

The provision for income taxes in the second quarter of fiscal 2014 was $2.4 million compared to $0.6 million in 2013 and $3.4 million compared to $1.2 million for the six months ended May 4, 2014 and April 28, 2013, respectively. The Company’s cumulative results for substantially all United States domestic and certain non-United States jurisdictions for the most recent three-year period is a loss. Accordingly, a valuation allowance has been established for substantially all loss carryforwards and other net deferred tax assets for these jurisdictions, resulting in an effective tax rate that is significantly different than the statutory rate.

NOTE 6: Debt

The Company had borrowings at May 4, 2014 of $147.5 million under various short-term credit facilities that provided for up to $245.0 million in borrowings and letters of credit, under which it was required to maintain cash collateral of $28.8 million. Available borrowing was $18.2 million under the $200.0 million Short-Term Financing Program and $22.5 million under the $45.0 million Short-Term Credit Facility as of May 4, 2014.

At May 4, 2014 and November 3, 2013, the Company had outstanding borrowing under the Short-Term Financing Program of $125.0 million and $142.0 million, respectively, and bore a weighted average annual interest rate of 1.7% and 1.6% during the second quarter of fiscal 2014 and 2013, respectively, and 1.6% during the first six months of 2014 and 2013, which is inclusive of certain facility and program fees.

At May 4, 2014 and November 3, 2013, the Company had drawn under the Short-Term Credit Facility $22.5 million and $22.3 million, respectively, in various currencies used to hedge the Company’s net investment in certain foreign subsidiaries. During the second quarter of fiscal 2014 and 2013, borrowings bore a weighted average annual interest rate of 1.9% and 1.8%, respectively, and 1.9% and 2.0% during the first six months of 2014 and 2013, respectively, which is inclusive of the facility fee.

NOTE 7: Earnings (Loss) Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013
Numerator
Net loss	$(3,495)	$(17,461)	$(20,569)	$(34,551)
Denominator
Basic weighted average number of common shares	20,861	20,825	20,855	20,819
Dilutive weighted average number of common shares	20,861	20,825	20,855	20,819
Net loss per share - basic	$(0.17)	$(0.84)	$(0.99)	$(1.66)
Net loss per share - diluted	$(0.17)	$(0.84)	$(0.99)	$(1.66)

Options to purchase 465,450 and 532,350 shares of the Company’s common stock were outstanding at May 4, 2014 and April 28, 2013, respectively. Additionally, there were 60,001 and 56,667 restricted shares outstanding at May 4, 2014 and April 28, 2013, respectively. The options and restricted shares were not included in the computation of diluted loss per share in the three months and six months of fiscal 2014 and 2013 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those fiscal periods.

NOTE 8: Commitments and Contingencies

(a)	Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company’s loss contingencies consist primarily of claims and legal actions related to contingent worker employment matters in the Staffing Services segment. These matters are at varying stages of investigation, arbitration or adjudication. The Company has accrued for losses on individual matters that are both probable and reasonably estimable.

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

Segment operating income (loss) is comprised of segment net revenues less direct cost of staffing services revenue or cost of other revenue, selling, administrative and other operating costs, amortization of purchased intangible assets and restructuring costs. The Company allocates all operating costs except for the corporate-wide general and administrative costs and restatement, investigations and remediation costs to the segments. These allocations are included in the calculation of each segment’s operating income (loss).

Financial data concerning the Company’s revenue and segment operating income (loss) by reportable operating segment in the second quarter of fiscal 2014 and 2013 and for the first six months of fiscal 2014 and 2013 are summarized in the following table:

	Three Months Ended May 4, 2014
(in thousands)	Total	Staffing Services	Computer Systems	Other
Revenue
Staffing service revenue	$406,733	$406,733	$—	$—
Other revenue	44,752	—	15,405	29,347
Net revenue	451,485	406,733	15,405	29,347
Expenses
Direct cost of staffing services revenue	345,899	345,899	—	—
Cost of other revenue	38,656	—	14,590	24,066
Selling, administrative and other operating costs	62,575	53,175	4,911	4,489
Amortization of purchased intangible assets	240	25	214	1
Restructuring costs	598	577	(81)	102
Segment operating income (loss)	3,517	7,057	(4,229)	689
Corporate general and administrative	2,279
Restatement, investigations and remediation	593
Operating income	$645

	Three Months Ended April 28, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other
Revenue
Staffing service revenue	$476,729	$476,729	$—	$—
Other revenue	42,995	—	18,752	24,243
Net revenue	519,724	476,729	18,752	24,243
Expenses
Direct cost of staffing services revenue	413,116	413,116	—	—
Cost of other revenue	39,873	—	16,742	23,131
Selling, administrative and other operating costs	72,612	62,058	6,024	4,530
Amortization of purchased intangible assets	346	12	215	119
Restructuring costs	948	133	815	—
Segment operating income (loss)	(7,171)	1,410	(5,044)	(3,537)
Corporate general and administrative	2,380
Restatement, investigations and remediation	7,387
Operating loss	$(16,938)

	Six Months Ended May 4, 2014
(in thousands)	Total	Staffing Services	Computer Systems	Other
Revenue
Staffing service revenue	$799,002	$799,002	$—	$—
Other revenue	89,631	—	30,925	58,706
Net revenue	888,633	799,002	30,925	58,706
Expenses
Direct cost of staffing services revenue	687,359	687,359	—	—
Cost of other revenue	75,934	—	27,735	48,199
Selling, administrative and other operating costs	126,725	107,441	10,188	9,096
Amortization of purchased intangible assets	559	50	429	80
Restructuring costs	1,959	1,234	623	102
Segment operating income (loss)	(3,903)	2,918	(8,050)	1,229
Corporate general and administrative	5,237
Restatement, investigations and remediation	5,261
Operating loss	$(14,401)

	Six Months Ended April 28, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other
Revenue
Staffing service revenue	$951,091	$951,091	$—	$—
Other revenue	88,838	—	38,978	49,860
Net revenue	1,039,929	951,091	38,978	49,860
Expenses
Direct cost of staffing services revenue	825,109	825,109	—	—
Cost of other revenue	79,626	—	34,557	45,069
Selling, administrative and other operating costs	140,659	120,001	11,553	9,105
Amortization of purchased intangible assets	691	24	429	238
Restructuring costs	1,688	418	1,270	—
Segment operating income (loss)	(7,844)	5,539	(8,831)	(4,552)
Corporate general and administrative	4,670
Restatement, investigations and remediation	21,207
Operating loss	$(33,721)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. This MD&A should be read in conjunction with the MD&A found in our Form 10-K for the fiscal year ended November 3, 2013, as filed with the SEC on January 31, 2014 (the “2013 Form 10-K”). References in this document to “Volt,” “Company,” “we,” “us” and “our” mean Volt Information Sciences, Inc. and our consolidated subsidiaries, unless the context requires otherwise. The statements below should also be read in conjunction with the description of the risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of the 2013 Form 10-K.

Unrecognized Revenue - Non-GAAP Measures

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

Overview

The second quarter of fiscal 2014 showed year-over-year improvements in operating results across all of our reportable segments compared to fiscal 2013. Despite an almost 15% decrease in revenue, our Staffing Services segment operating income and the direct margin percentage improved as a result of actions taken in recent quarters including the divestiture of the Procurestaff business, the reorganization of our traditional staffing business and our continuing initiative to reduce exposure to customers with unprofitable business terms. Demand for traditional staffing was lower at our largest enterprise customers compared to last year, but has increased sequentially compared to the first quarter of 2014 across most of those customers.

Operating income in the second quarter of 2014 improved $17.5 million, ($12.4 million proforma) resulting from $6.8 million lower restatement, investigations and remediation costs, $5.7 million ($4.5 million proforma) improvement from the Staffing Services segment, primarily due to lower vendor management system development costs resulting from our divestiture of Procurestaff in the first quarter of 2014 and lower recruiting and indirect costs, $0.8 million improvement in the Computer Services segment primarily from lower cost of revenue in response to lower delivery and administrative costs, and $4.2 million ($0.2 million proforma) improvement from our Other segment primarily from increased information technology infrastructure services at similar margins.

Operating results for the first six months of fiscal 2014 improved $19.3 million to a loss of $14.4 million from a loss of $33.7 million in 2013, and proforma results improved $16.5 million to a proforma loss of $15.2 million from a proforma loss of $31.7 million in 2013. The Staffing Services segment operating income decreased $2.6 million (proforma $0.1 million) primarily due to a multi-year indirect tax recovery in 2013, and lower direct margins offset by a decrease in selling, administrative and other operating costs as direct margin and proforma direct margin improved to 14.0% and 13.9% from 13.2% and 13.0% in 2013, respectively. Without the Staffing Services segment $3.0 million indirect tax recovery in 2013, operating results in the first six months would have increased $0.4 million and proforma operating results increased $2.9 million. The Computer Services segment improved $0.7 million primarily from lower cost of revenue in response to lower delivery and administrative costs, and the Other segment improved $5.8 million ($0.5 million proforma) primarily from increased information technology infrastructure services at similar margins.

Cash generated during the first six months of 2014 from changes in operating assets and liabilities (primarily a reduction in Staffing segment accounts receivable) was $31.4 million, offset by $10.2 million used for operating activities resulting in net cash from operations of $21.2 million. The net cash generated from operations was used primarily to reduce borrowing under our short-term financing program which is secured by the Staffing segment accounts receivable. On May 4, 2014 we had $18.2 million borrowing available under the short-term financing program based on current eligible collateral, and a maximum of $75.0 million available to fund increased eligible staffing segment receivable growth.

RESULTS OF OPERATIONS
Consolidated Results by Segment

	Three Months Ended May 4, 2014				Three Months Ended April 28, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net revenue
Staffing service revenue	$406,733	$406,733	$—	$—	$476,729	$476,729	$—	$—
Other revenue	44,752	—	15,405	29,347	42,995	—	18,752	24,243
Net revenue	451,485	406,733	15,405	29,347	519,724	476,729	18,752	24,243
Expenses
Direct cost of staffing services revenue	345,899	345,899	—	—	413,116	413,116	—	—
Cost of other revenue	38,656	—	14,590	24,066	39,873	—	16,742	23,131
Selling, administrative and other operating costs	62,575	53,175	4,911	4,489	72,612	62,058	6,024	4,530
Amortization of purchased intangible assets	240	25	214	1	346	12	215	119
Restructuring costs	598	577	(81)	102	948	133	815	—
Segment operating income (loss)	3,517	7,057	(4,229)	689	(7,171)	1,410	(5,044)	(3,537)
Corporate general and administrative	2,279				2,380
Restatement, investigations and remediation	593				7,387
Operating income (loss)	645				(16,938)
Other income (expense), net	(1,762)				60
Income tax provision	2,378				583
Net loss	$(3,495)				$(17,461)

NON-GAAP PROFORMA

	Three Months Ended May 4, 2014				Three Months Ended April 28, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net revenue	$451,485	$406,733	$15,405	$29,347	$519,724	$476,729	$18,752	$24,243
Recognition of previously unrecognized revenue	(6,348)	(6,190)	—	(158)	(8,632)	(8,632)	—	—
Additions to unrecognized revenue	4,549	4,537	—	12	11,969	8,164	—	3,805
Net non-GAAP proforma adjustment	(1,799)	(1,653)	—	(146)	3,337	(468)	—	3,805

Non-GAAP proforma net revenue	449,686	405,080	15,405	29,201	523,061	476,261	18,752	28,048

Expenses
Direct cost of staffing services revenue	345,899	345,899	—	—	413,116	413,116	—	—
Cost of other revenue	38,656	—	14,590	24,066	39,873	—	16,742	23,131
Selling, administrative and other operating costs	62,575	53,175	4,911	4,489	72,612	62,058	6,024	4,530
Amortization of purchased intangible assets	240	25	214	1	346	12	215	119
Restructuring costs	598	577	(81)	102	948	133	815	—
Non-GAAP proforma segment operating income (loss)	1,718	5,404	(4,229)	543	(3,834)	942	(5,044)	268

Non-GAAP proforma operating loss	(1,154)				(13,601)

Non-GAAP proforma net loss	$(5,294)				$(14,124)

Consolidated Results of Operations (Q2 2014 vs. Q2 2013)

Net revenue: Net revenue in the second quarter of fiscal 2014 decreased $68.2 million to $451.5 million from $519.7 million in fiscal 2013, and proforma net revenue decreased $73.4 million, or 14.0%, to $449.7 million from $523.1 million in fiscal 2013. The change in revenue was the result of decreased Staffing Services revenues of $70.0 million (proforma of $71.2 million) resulting from fewer contingent workers on assignment primarily at our largest enterprise customers where current demand levels are lower than in the prior year, our exit of certain customers as part of our continued focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, and with respect to GAAP results $1.2 million lower net staffing Unrecognized Revenue. In addition, Computer Systems revenues decreased $3.4 million from lower directory assistance software services revenue resulting from approximately 13% lower transaction volumes at slightly lower rates and lower maintenance and system revenue, while sales of our full-featured call center software (“OnDemand”) were flat. These decreases were partially offset by higher information technology infrastructure services revenue driven primarily by a $3.8 million deferral of revenue in 2013.

Direct cost of staffing services revenue: Direct cost of Staffing Services revenue in the second quarter of 2014 decreased $67.2 million, or 16.3%, to $345.9 million from $413.1 million in 2013. This decrease was primarily the result of fewer contingent staff on assignment, and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in 2014 was 15.0% and 14.6%, respectively, from 13.3% for both in 2013. The direct margin and proforma direct margin percentage increased by 1.3% primarily due to higher traditional staffing margins. The increase in the GAAP direct margin percentage included an additional 0.4% impact due to lower net staffing Unrecognized Revenue in the second quarter of 2014 from 2013.

Cost of other revenue: Cost of other revenue in the second quarter of 2014 decreased $1.2 million, or 3.1%, to $38.7 million from $39.9 million in 2013. This decrease was primarily a result of Computer Systems segment lower delivery costs in response to lower directory assistance revenue, while costs of our call center revenue increased slightly and continued at negative margins. This decrease was partially offset by increased costs for our information technology infrastructure services at similar margins and primarily due to higher volume.

Selling, administrative and other operating costs: Selling, administrative and other operating costs in the second quarter of 2014 decreased $10.0 million, or 13.8%, to $62.6 million from $72.6 million in 2013 primarily due to $8.2 million lower traditional staffing recruiting and indirect costs in response to lower revenue and restructuring, $1.8 million lower vendor management system development costs resulting from the divestiture of Procurestaff in the first quarter of 2014, and $1.3 million lower administrative costs in our Computer Systems segment, partially offset by increases in other selling, administrative and other operating costs.

Restructuring costs: Restructuring costs in the second quarter of 2014 were primarily comprised of workforce reductions in our Staffing Services segment in North America in response to lower revenue levels and our traditional staffing services reorganization.

Restructuring costs in the second quarter of 2013 were primarily comprised of workforce reductions in our Computer Systems segment in response to declining directory assistance revenue.

Restatement, investigations and remediation: Costs in the second quarter of 2014 amounted to $0.6 million compared to $7.4 million in 2013. The decreased costs were a result of the substantial completion of the restatement in the second quarter of 2013 and completion of delayed filings during the first quarter of 2014.

Operating income (loss): Operating income in the second quarter of 2014 of $0.6 million results from the above reasons and included restatement, investigations and remediation costs of $0.6 million and restructuring costs of $0.9 million ($0.3 million reflected in corporate general and administrative) as we reduced headcount in response to lower revenue levels and our staffing segment reorganization. Excluding these items we would have had operating income of $2.1 million and a proforma income of $0.3 million.

Operating loss in the second quarter of 2013 of $16.9 million included restatement, investigations, and remediation costs of $7.4 million, and restructuring costs of $0.9 million as we reduced headcount in response to lower revenue levels. Without these items we would have had an operating loss of $8.6 million and a proforma operating loss of $5.3 million.

Other income (expense), net: Other expense in the second quarter of 2014 increased $1.9 million to $1.8 million from income of $0.1 million in 2013, primarily related to non-cash foreign exchange gains and losses on intercompany balances.

Income tax provision: Income tax provision was $2.4 million compared to $0.6 million in the second quarter of 2014 and 2013, respectively. The provision in both periods primarily related to locations outside of the United States.

Results of Operations by Segment (Q2 2014 vs. Q2 2013)

Staffing Services

Net revenue: The segment’s net revenue in the second quarter of fiscal 2014 decreased $70.0 million to $406.7 million from $476.7 million in fiscal 2013, and proforma net revenue decreased $71.2 million, or 14.9%, to $405.1 million from $476.3 million in 2013. This decrease is due to fewer contingent workers on assignment primarily at our largest enterprise customers where current demand levels are lower than in the prior year, our exit of certain customers as part of our continued focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, and with respect to GAAP results $1.2 million lower net staffing Unrecognized Revenue.

Direct cost of staffing services revenue: The segment's direct cost of Staffing Services revenue in the second quarter of 2014 decreased $67.2 million, or 16.3%, to $345.9 million from $413.1 million in 2013. This decrease was primarily the result of fewer contingent staff on assignment, and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in 2014 was 15.0% and 14.6%, respectively, from 13.3% for both in 2013. The direct margin and proforma direct margin percentage increased by 1.3% primarily due to higher traditional staffing margins. The increase in the GAAP direct margin percentage included an additional 0.4% impact due to lower net staffing Unrecognized Revenue in the second quarter of 2014 from 2013.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the second quarter of 2014 decreased $8.9 million, or 14.3%, to $53.2 million from $62.1 million in 2013, primarily due to $8.2 million lower traditional staffing recruiting and indirect costs in response to the lower revenue and restructuring and $1.8 million lower vendor management system development costs resulting from the divestiture of Procurestaff in the first quarter of 2014, partially offset by increases in other selling, administrative and other operating costs. As a percent of staffing revenue and proforma staffing revenue these costs were 13.1% for both in the second quarter of 2014 and 13.0% for both in the second quarter of 2013.

Restructuring costs: Restructuring costs in the second quarter of 2014 were primarily comprised of workforce reductions in response to lower revenue levels and our traditional staffing services reorganization. Restructuring costs in the second quarter of 2013 were in connection with our focus on achieving acceptable operating income from our traditional time and materials staffing services in North America and exiting or reducing business levels with customers where profitability or business terms were unfavorable.

Segment operating income: The segment’s operating income in the second quarter of 2014 increased by $5.7 million to $7.1 million from $1.4 million in 2013, and proforma operating income increased $4.5 million to $5.4 million from $0.9 million in 2013. The increase in operating income is primarily due to a decrease in selling, administrative and other operating costs of $8.9 million in response to the decline in traditional staffing revenues and reorganization of our North American staffing operations, partially offset by lower direct margins of $4.0 million.

Computer Systems

Net revenue: The segment’s net revenue in the second quarter of fiscal 2014 decreased $3.4 million, or 17.8%, to $15.4 million from $18.8 million in fiscal 2013. This decrease was primarily the result of approximately 13% lower transaction volumes at slightly lower rates and lower maintenance and system revenue, while sales of our full-featured call center software ("OnDemand") were flat.

Cost of other revenue: The segment’s cost of other revenue in the second quarter of 2014 decreased $2.1 million, or 12.9%, to $14.6 million from $16.7 million in 2013. This decrease was primarily a result of lower delivery costs in response to lower directory assistance revenue, while costs of our call center revenue increased slightly and continued at negative margins.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the second quarter of 2014 decreased $1.1 million, or 18.5%, to $4.9 million from $6.0 million in 2013. This decrease resulted from lower administrative costs in response to decreased business levels offset by higher selling costs as we increased efforts to sell our full-featured call center software ("OnDemand").

Restructuring costs: Restructuring costs in the second quarter of 2013 were comprised of headcount reduction severance costs in North America, the United Kingdom and Germany due to the continued decline in the directory assistance business both domestically and internationally.

Segment operating loss: The segment’s operating loss in the second quarter of 2014 decreased $0.8 million, or 16.2%, to $4.2 million from $5.0 million in 2013. The decrease in operating loss resulted primarily from the impact of the segment's restructuring activities and lower administrative costs.

Other

Net revenue: The segment’s net revenue in the second quarter of fiscal 2014 increased $5.1 million, to $29.3 million from $24.2 million in fiscal 2013, and proforma net revenue increased by $1.2 million, or 4.1%, to $29.2 million from $28.0 million in 2013. The increase is primarily due to information technology infrastructure services higher revenue driven primarily by a $3.8 million deferral of revenue in 2013, and by new customers and to a lesser extent from net expanded business with existing customers.

Cost of other revenue: The segment’s cost of other revenue in the second quarter of 2014 increased $1.0 million, or 4.0%, to $24.1 million from $23.1 million in 2013. The increase is primarily in response to higher information technology infrastructure services volume.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs remained consistent at $4.5 million in the second quarter of 2014 and 2013.

Segment operating income (loss): The segment’s operating results in the second quarter of 2014 increased $4.2 million to income of $0.7 million from a loss of $3.5 million in 2013, and proforma operating income increased $0.2 million to $0.5 million from $0.3 million in 2013, primarily due to increased information technology infrastructure services at similar margins.

	Six Months Ended May 4, 2014				Six Months Ended April 28, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net revenue
Staffing service revenue	$799,002	$799,002	$—	$—	$951,091	$951,091	$—	$—
Other revenue	89,631	—	30,925	58,706	88,838	—	38,978	49,860
Net revenue	888,633	799,002	30,925	58,706	1,039,929	951,091	38,978	49,860
Expenses
Direct cost of staffing services revenue	687,359	687,359	—	—	825,109	825,109	—	—
Cost of other revenue	75,934	—	27,735	48,199	79,626	—	34,557	45,069
Selling, administrative and other operating costs	126,725	107,441	10,188	9,096	140,659	120,001	11,553	9,105
Amortization of purchased intangible assets	559	50	429	80	691	24	429	238
Restructuring costs	1,959	1,234	623	102	1,688	418	1,270	—
Segment operating income (loss)	(3,903)	2,918	(8,050)	1,229	(7,844)	5,539	(8,831)	(4,552)
Corporate general and administrative	5,237				4,670
Restatement, investigations and remediation	5,261				21,207
Operating loss	(14,401)				(33,721)
Other income (expense), net	(2,741)				329
Income tax provision	3,427				1,159
Net loss	$(20,569)				$(34,551)

NON-GAAP PROFORMA

	Six Months Ended May 4, 2014				Six Months Ended April 28, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net revenue	$888,633	$799,002	$30,925	$58,706	$1,039,929	$951,091	$38,978	$49,860
Recognition of previously unrecognized revenue	(5,300)	(5,075)	—	(225)	(11,115)	(11,115)	—	—
Additions to unrecognized revenue	4,545	4,533	—	12	13,151	8,105	—	5,046
Net non-GAAP proforma adjustment	(755)	(542)	—	(213)	2,036	(3,010)	—	5,046

Non-GAAP proforma net revenue	887,878	798,460	30,925	58,493	1,041,965	948,081	38,978	54,906

Expenses
Direct cost of staffing services revenue	687,359	687,359	—	—	825,109	825,109	—	—
Cost of other revenue	75,934	—	27,735	48,199	79,626	—	34,557	45,069
Selling, administrative and other operating costs	126,725	107,441	10,188	9,096	140,659	120,001	11,553	9,105
Amortization of purchased intangible assets	559	50	429	80	691	24	429	238
Restructuring costs	1,959	1,234	623	102	1,688	418	1,270	—
Non-GAAP proforma segment operating income (loss)	(4,658)	2,376	(8,050)	1,016	(5,808)	2,529	(8,831)	494

Non-GAAP proforma operating loss	(15,156)				(31,685)

Non-GAAP proforma net loss	$(21,324)				$(32,515)

Consolidated Results of Operations (Q2 2014 YTD vs. Q2 2013 YTD)

Net revenue: Net revenue in the first six months of fiscal 2014 decreased $151.3 million to $888.6 million from $1,039.9 million in fiscal 2013, and proforma net revenue decreased $154.1 million, or 14.8%, to $887.9 million from $1,042.0 million in 2013. The change in revenue was the result of decreased Staffing Services revenues of $152.1 million (proforma of $149.6 million) resulting from fewer contingent workers on assignment primarily at our largest enterprise customers where demand levels are lower than in the prior year, our exit of certain customers as part of our continued focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, and with respect to GAAP results $2.5 million higher net staffing Unrecognized Revenue. In addition, Computer Systems revenues decreased $8.1 million from several large directory assistance implementations reaching the end of the maintenance periods over which the projects were being amortized, approximately 23% lower transaction volumes, and lower pricing and maintenance levels. These decreases were partially offset by higher information technology infrastructure services revenue driven primarily by a $5.0 million deferral of revenue in 2013, and by new customers and to a lesser extent from net expanded business with existing customers.

Direct cost of staffing services revenue: Direct cost of Staffing Services revenue in the first six months of 2014 decreased $137.7 million, or 16.7%, to $687.4 million from $825.1 million in 2013. This decrease was primarily the result of fewer contingent staff on assignment, and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in 2014 was 14.0% and 13.9% from 13.2% and 13.0% in 2013, respectively. The direct and proforma margin percentage increased by 0.9% primarily due to higher traditional staffing margins. This increase was offset by a 0.1% decrease in the GAAP direct margin percentage due to higher net staffing Unrecognized Revenue in the first six months of 2014 from 2013.

Cost of other revenue: Cost of other revenue in the first six months of 2014 decreased $3.7 million, or 4.6%, to $75.9 million from $79.6 million in 2013. This decrease was primarily a result of Computer Systems segment lower delivery costs in response to lower directory assistance revenue, restructuring activities, and decreased data acquisition costs, while costs of our call center software ("OnDemand") increased slightly and continued at negative margins. This decrease was partially offset by increased costs for our information technology infrastructure services at similar margins and primarily due to higher volume.

Selling, administrative and other operating costs: Selling, administrative and other operating costs in the first six months of 2014 decreased $14.0 million, or 9.9%, to $126.7 million from $140.7 million in 2013 due to $15.9 million lower traditional staffing recruiting and indirect costs in response to the lower revenue and restructuring, $2.8 million lower vendor management system development costs resulting from the divestiture of Procurestaff in the first quarter of 2014, $1.9 million lower administrative costs in our Computer Systems segment, partially offset by increases in other selling, administrative and other operating costs. The first six months of 2013 included a $3.0 million indirect tax recovery related to multiple years. Adjusting for the indirect tax recovery, selling, administrative and other operating costs would have decreased $17.0 million, or 11.8%.

Restructuring costs: Restructuring costs in the first six months of 2014 were primarily comprised of workforce reductions in our Staffing Services segment resulting from our divestiture of Procurestaff and our traditional staffing restructuring and lower revenue in our Computer Systems segment in response to declining directory assistance revenue.

Restructuring costs in the first six months of 2013 were comprised of workforce reductions in our Computer Systems and Staffing Services segments in response to lower revenue and our focus on achieving acceptable operating income from our traditional time and materials staffing services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable.

Restatement, investigations and remediation: Costs in the first six months of 2014 amounted to $5.3 million compared to $21.2 million in 2013. The decreased costs were a result of the substantial completion of the restatement in the second quarter of 2013 and completion of delayed filings during the first quarter of 2014.

Operating loss: Operating loss in the first six months of 2014 of $14.4 million results from the above reasons and included restatement, investigations and remediation costs of $5.3 million and restructuring costs of $2.3 million ($0.3 million reflected in corporate general and administrative) primarily in our Staffing Services segment in connection with workforce reductions in response to lower revenue levels and our staffing segment reorganization and the sale of our vendor management system assets and the continued decline in the directory assistance business within the Computer Systems business, and with respect to GAAP results $2.8 million lower Unrecognized Revenue between 2014 and 2013. Excluding these items we would have had an operating loss of $6.8 million and a proforma loss of $7.6 million.

Operating loss in the first six months of 2013 of $33.7 million included restatement, investigations, and remediation costs of $21.2 million, a $3.0 million indirect tax recovery related to multiple years, and restructuring costs of $1.7 million. Without these items we would have had an operating loss of $13.8 million and a proforma operating loss of $11.8 million.

Other income (expense), net: Other expense in the first six months of 2014 increased $3.0 million to $2.7 million from income of $0.3 million in 2013, primarily related to non-cash foreign exchange gains and losses on intercompany balances.

Income tax provision: Income tax provision was $3.4 million compared to $1.2 million in the first six months of 2014 and 2013, respectively. The provision in both periods primarily related to locations outside of the United States.

Results of Operations by Segment (Q2 2014 YTD vs. Q2 2013 YTD)

Staffing Services

Net revenue: The segment’s net revenue in the first six months of fiscal 2014 decreased $152.1 million to $799.0 million from $951.1 million in fiscal 2013, and proforma net revenue decreased $149.6 million, or 15.8%, to $798.5 million from $948.1 million in 2013. This decrease is due to fewer contingent workers on assignment primarily at our largest enterprise customers where current demand levels are lower than in the prior year, our exit of certain customers as part of our continued focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, and with respect to GAAP results $2.5 million higher net staffing Unrecognized Revenue.

Direct cost of staffing services revenue: The segment's direct cost of Staffing Services revenue in the first six months of 2014 decreased $137.7 million, or 16.7%, to $687.4 million from $825.1 million in 2013. This decrease was primarily the result of fewer contingent staff on assignment, and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in 2014 was 14.0% and 13.9% from 13.2% and 13.0% in 2013, respectively. The direct and proforma margin percentage increased by 0.9% primarily due to higher traditional staffing margins. This increase was offset by a 0.1% decrease in the GAAP direct margin percentage due to higher net staffing Unrecognized Revenue in the first six months of fiscal 2014 from 2013.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the first six months of 2014 decreased $12.6 million, or 10.5%, to $107.4 million from $120.0 million in 2013 primarily due to $15.9 million lower traditional staffing recruiting and indirect costs in response to the lower revenue and restructuring and $2.8 million lower vendor management system development costs resulting from the divestiture of Procurestaff in the first quarter of 2014. As a percent of staffing revenue and proforma staffing revenue in the first six months of 2014 these costs were 13.4% and 13.5% from 12.6% and 12.7% in 2013, respectively. The first quarter of 2013 included a $3.0 million indirect tax recovery related to multiple years. Adjusting for the indirect tax recovery, the segment’s selling, administrative and other operating costs would have decreased $15.6 million, or 12.7%.

Restructuring costs: Restructuring costs in the first six months of 2014 were primarily comprised of workforce reductions resulting from our divestiture of Procurestaff and our traditional staffing restructuring and lower revenue. Restructuring costs in the first six months of 2013 were in connection with our focus on achieving acceptable operating income from our traditional time and materials staffing services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable.

Segment operating income: The segment’s operating income in the first six months of 2014 decreased by $2.6 million to $2.9 million from $5.5 million in 2013, and proforma operating income decreased $0.1 million to $2.4 million from $2.5 million in 2013. The decrease in operating income is primarily due to lower direct margins of $14.4 million ($11.9 million proforma) and a $3.0 million indirect tax recovery in 2013 related to multiple years, partially offset by a decrease in selling, administrative and other operating costs of $15.6 million from the reorganization of our North American staffing operations and in response to the decline in traditional staffing revenues. Without the 2013 indirect tax recovery, operating income in the first six months would have been an increase of $0.4 million and proforma operating income an increase of $2.9 million.

Computer Systems

Net revenue: The segment’s net revenue in the first six months of fiscal 2014 decreased $8.1 million, or 20.7%, to $30.9 million from $39.0 million in fiscal 2013. This decrease was primarily the result of several large directory assistance implementations reaching the end of the maintenance periods over which the projects were being amortized, approximately 23% lower transaction volumes, and lower pricing and maintenance levels.

Cost of other revenue: The segment’s cost of other revenue in the first six months of 2014 decreased $6.9 million, or 19.7%, to $27.7 million from $34.6 million in 2013. This decrease was primarily a result of $7.9 million lower delivery costs in response to lower directory assistance revenue, while costs of our call center software (“OnDemand”) increased slightly and continued at negative margins.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the first six months of 2014 decreased $1.4 million, or 11.8%, to $10.2 million from $11.6 million in 2013. This decrease resulted primarily from $1.9 million lower administrative costs in response to decreased business levels offset by $0.8 million higher selling costs as we increased efforts to sell our full-featured call center software ("OnDemand").

Restructuring costs: Restructuring costs in the first six months of 2014 was comprised of workforce reduction severance costs in response to lower revenue. Restructuring costs in the first six months of 2013 were comprised of headcount reduction severance costs in North America, the United Kingdom and Germany due to the continued decline in the directory assistance business both domestically and internationally.

Segment operating loss: The segment’s operating loss in the first six months of 2014 decreased $0.7 million, or 8.8%, to $8.1 million from $8.8 million in 2013. This decrease was primarily from lower revenues and related lower costs, offset by our increased sales efforts related to our full-featured call center software ("OnDemand").

Other

Net revenue: The segment’s net revenue in the first six months of fiscal 2014 increased $8.8 million, to $58.7 million from $49.9 million in fiscal 2013, and proforma net revenue increased by $3.6 million, or 6.5%, to $58.5 million from $54.9 million in 2013. The increase is primarily due to information technology infrastructure services including a $5.0 million deferral of revenue in the first six months of 2013, and by new customers and to a lesser extent from net expanded business with existing customers.

Cost of other revenue: The segment’s cost of other revenue in the first six months of 2014 increased $3.1 million, or 6.9%, to $48.2 million from $45.1 million in 2013. The increase is primarily in response to higher information technology infrastructure services volume.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs remained consistent at $9.1 million in the first six months of 2014 and 2013.

Segment operating income (loss): The segment’s operating results in the first six months of 2014 increased $5.8 million to income of $1.2 million from a loss of $4.6 million in 2013, and proforma operating income increased $0.5 million to $1.0 million from $0.5 million in 2013, primarily due to increased information technology infrastructure services at similar margins.

FINANCIAL CONDITION
CASH FLOWS

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
(in thousands)	May 4, 2014	April 28, 2013
Net cash provided by (used in) operating activities	$21,181	$(389)
Net cash provided by (used in) investing activities	1,086	(3,885)
Net cash provided by (used in) financing activities	(17,033)	13,888
Effect of exchange rate changes on cash and cash equivalents	204	(187)
Net increase in cash and cash equivalents	$5,438	$9,427

Cash Flows - Operating Activities

The net cash provided by operating activities in the six months ended May 4, 2014 was $21.2 million ($25.4 million provided by operating activities offset by $4.2 million in connection with the restatement, investigations and remediation costs), an increase of $21.6 million from net cash used in operating activities of $0.4 million ($23.1 million provided by operating activities offset by $23.5 million in connection with the restatement, investigations and remediation costs) in 2013.

The net cash used in operating activities in the six months ended May 4, 2014, exclusive of changes in operating assets and liabilities was $10.2 million; the net loss of $20.6 million included non-cash charges for depreciation and amortization of $7.0 million, unrealized foreign exchange loss of $1.8 million and deferred taxes of $1.4 million. The cash used in operating activities in the six months ended April 28, 2013, exclusive of changes in operating assets and liabilities was $29.8 million; the net loss of $34.6 million included non-cash charges for depreciation and amortization of $7.8 million, offset by a deferred income tax benefit of $2.0 million and unrealized foreign currency exchange gain of $1.5 million. Cash provided by changes in operating assets and liabilities in the six months ended May 4, 2014 was $31.4 million, net, principally due to the decrease in the level of accounts receivable of $41.0 million and prepaid insurance and other assets of $7.2 million, offset by decreases in the level of accrued expenses of $12.9 million and accounts payable of $3.9 million. Cash provided by changes in operating assets and liabilities in the six months ended April 28, 2013 was $29.4 million, net, principally due to the decrease in the level of accounts receivable of $41.7 million and restricted cash related to customer contracts of $8.1 million, offset by decreases in accounts payable of $10.5 million, prepaid insurance and other assets of $8.0 million and income taxes of $4.3 million.

Cash Flows - Investing Activities

The net cash provided by investing activities in the first six months of fiscal 2014 was $1.1 million, principally from the proceeds from sale of software related assets of $3.0 million, partially offset by the purchases of property, equipment and software of $2.6 million. The net cash used in investing activities in the first six months of fiscal 2013 was $3.9 million, principally from the purchase of property, equipment and software of $4.2 million.

Cash Flows - Financing Activities

The net cash used in financing activities in the six months ended May 4, 2014 was $17.0 million, compared to net cash provided of $13.9 million in the six months ended April 28, 2013. In 2014, net repayments of borrowings for the accounts receivable securitization program and other borrowing totaled $19.6 million compared to a net increase in borrowings of $10.0 million in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Credit Markets and Availability of Credit
At May 4, 2014, we had short-term credit facilities which provided for borrowing and issuance of letters of credit of up to an aggregate of $245.0 million, including our $200.0 million accounts receivable securitization program (“Short-Term Financing Program”) and our $45.0 million revolving credit agreement (“Short-Term Credit Facility”). Available borrowing under the Short-Term Financing Program is based on eligible receivable levels. Borrowings under the Short-Term Credit Facility require full cash collateralization.

As of May 4, 2014, we had total outstanding short-term borrowings of $147.5 million and were required to maintain $28.8 million in cash collateral. At May 4, 2014, the available borrowing under the short-term borrowing facilities included $18.2 million under the Short-Term Financing Program and $22.5 million under the Short-Term Credit Facility.

Securitization Program
The Short-Term Financing Program provides for maximum borrowing of $200.0 million under a credit agreement secured by receivables from the Staffing Services business that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary and are available first to satisfy the lender. The program expires on December 31, 2016 and the benchmark interest rate for which interest is charged on the sale of receivables is a LIBOR index. The program is subject to termination under certain circumstances including the default rate on receivables, as defined, exceeding a specified threshold or the rate of collections on receivables failing to meet a specified threshold. At May 4, 2014, we were in compliance with the program covenants.

At May 4, 2014 and November 3, 2013, we had outstanding borrowing under the program of $125.0 million and $142.0 million, respectively, which bore a weighted average annual interest rate of 1.6% during the first six months of 2014 and 2013, inclusive of certain facility and program fees.

Credit Facilities
The Short-Term Credit Facility provides for borrowing in various currencies secured by cash collateral covering 105% of certain baseline amounts. The facility is subject to a facility fee and borrowings bear various interest rate options calculated using a combination of LIBOR and prime rates plus a margin over those rates. The facility expires on March 31, 2015. At May 4, 2014, we were in compliance with the facility covenants.

At May 4, 2014 and November 3, 2013, we had drawn under the facility $22.5 million and $22.3 million, respectively, in various currencies used to hedge our net investment in certain foreign subsidiaries. During the first six months of fiscal 2014 and 2013, borrowings bore a weighted average annual interest rate of 1.9% and 2.0%, respectively, inclusive of the facility fee.

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

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At May 4, 2014, we had cash and cash equivalents on which interest income is earned at variable rates. At May 4, 2014, we also had credit lines with various domestic and foreign banks that provide for borrowings and letters of credit as well as a $200.0 million accounts receivable securitization program to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.9 million.

We have a term loan with borrowing of $8.6 million at a fixed interest rate, and our interest expense related to this borrowing is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $9.4 million at May 4, 2014. The fair values were calculated by applying the appropriate period end interest rates to our present streams of loan payments.

Foreign Currency Risk

We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of the dollar fluctuates against foreign currencies, in particular the British pound, Euro, Canadian dollar and Uruguayan peso. These fluctuations impact reported earnings.

Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar weakened relative to many foreign currencies as of May 4, 2014 compared to November 3, 2013. Consequently, stockholders’ equity increased by $1.9 million as a result of the foreign currency translation as of May 4, 2014.

To reduce exposure related to non-U.S. dollar denominated net investments that may give rise to a foreign currency transaction gain or loss, we may enter into derivative and non-derivative financial instruments to hedge our net investment in certain foreign subsidiaries. We also may enter into forward foreign exchange contracts with third party banks to mitigate foreign currency risk. As of May 4, 2014, we had $22.5 million of foreign currency denominated borrowings (primarily Euro, British pound and Canadian dollar) that were used as economic hedges against the Company’s net investment in certain foreign operations. We do not designate and document these instruments as hedges under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging,” and as a result, gains and losses associated with these instruments are included in Foreign Exchange Gain (Loss), net in our Condensed Consolidated Statements of Operations.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of May 4, 2014 would result in an approximate $1.5 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of May 4, 2014 would result in an approximate $1.5 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

Equity Risk

Our investments are exposed to market risk as they relate to changes in market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At May 4, 2014, the total market value of these investments was $5.7 million.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended May 4, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company’s loss contingencies consist primarily of claims and legal actions related to contingent worker employment matters in the Staffing Services segment. These matters are at varying stages of investigation, arbitration or adjudication. The Company has accrued for losses on individual matters that are both probable and reasonably estimable.

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

VOLT INFORMATION SCIENCES, INC.

Date: June 13, 2014	By:	/s/	Ronald Kochman
Ronald Kochman
President and Chief Executive Officer (Principal Executive Officer)

Date: June 13, 2014	By:	/s/	James Whitney Mayhew
James Whitney Mayhew
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)