Form 10-Q
period 2014-08-03
VOLT INFORMATION SCIENCES, INC.
filed 2014-09-12
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2014

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

As of September 5, 2014, there were 20,872,795 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013

REVENUE:
Staffing service revenue	$396,979	$455,848	$1,195,981	$1,406,939
Other revenue	39,992	48,365	129,623	137,203
NET REVENUE	436,971	504,213	1,325,604	1,544,142

EXPENSES:
Direct cost of staffing services revenue	338,704	390,432	1,026,063	1,215,541
Cost of other revenue	35,890	37,595	111,824	117,221
Selling, administrative and other operating costs	60,736	72,128	192,378	217,457
Amortization of purchased intangible assets	195	337	754	1,028
Restructuring costs	117	223	2,396	1,911
Restatement, investigations and remediation	—	1,159	5,261	22,366
TOTAL EXPENSES	435,642	501,874	1,338,676	1,575,524

OPERATING INCOME (LOSS)	1,329	2,339	(13,072)	(31,382)

OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	(787)	(817)	(2,449)	(2,046)
Foreign exchange gain (loss), net	(424)	113	(1,645)	1,590
Other income (expense), net	(8)	(23)	134	58
TOTAL OTHER INCOME (EXPENSE), NET	(1,219)	(727)	(3,960)	(398)

INCOME (LOSS) BEFORE INCOME TAXES	110	1,612	(17,032)	(31,780)
Income tax provision (benefit)	590	(444)	4,017	715
NET INCOME (LOSS)	$(480)	$2,056	$(21,049)	$(32,495)

PER SHARE DATA:

Basic:
Net income (loss)	$(0.02)	$0.10	$(1.01)	$(1.56)
Weighted average number of shares	20,866	20,829	20,859	20,822
Diluted:
Net income (loss)	$(0.02)	$0.10	$(1.01)	$(1.56)
Weighted average number of shares	20,866	21,019	20,859	20,822

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013

NET INCOME (LOSS)	$(480)	$2,056	$(21,049)	$(32,495)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	(71)	(736)	1,793	(3,051)
Unrealized gain (loss) on marketable securities, net of taxes of $0	(1)	(3)	19	(4)
Total other comprehensive income (loss)	(72)	(739)	1,812	(3,055)
COMPREHENSIVE INCOME (LOSS)	$(552)	$1,317	$(19,237)	$(35,550)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	August 3, 2014	November 3, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,449	$11,114
Restricted cash and short-term investments	46,282	53,500
Trade accounts receivable, net of allowances of $1,059 and $1,811, respectively	251,229	293,305
Recoverable income taxes	18,051	17,150
Prepaid insurance and other current assets	30,882	35,345
TOTAL CURRENT ASSETS	356,893	410,414
Prepaid insurance and other assets, excluding current portion	46,859	52,574
Property, equipment and software, net	29,924	37,324
TOTAL ASSETS	$433,676	$500,312

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued compensation	$44,038	$53,474
Accounts payable	53,070	57,165
Accrued taxes other than income taxes	18,369	19,520
Accrued insurance and other	39,687	44,133
Deferred revenue, net, current portion	10,825	13,335
Short-term borrowings, including current portion of long-term debt	143,196	168,114
TOTAL CURRENT LIABILITIES	309,185	355,741
Accrued insurance and other, excluding current portion	13,036	14,705
Deferred revenue, net, excluding current portion	3,225	2,839
Income taxes payable, excluding current portion	9,109	8,659
Long-term debt, excluding current portion	7,451	8,127
TOTAL LIABILITIES	342,006	390,071
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,560,102 and 23,536,769, respectively; Outstanding - 20,872,795 and 20,849,462, respectively	2,356	2,354
Paid-in capital	72,399	72,003
Retained earnings	62,226	83,007
Accumulated other comprehensive loss	(3,431)	(5,243)
Treasury stock, at cost; 2,687,307 shares	(41,880)	(41,880)
TOTAL STOCKHOLDERS' EQUITY	91,670	110,241
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$433,676	$500,312
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	August 3, 2014	July 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,049)	$(32,495)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	9,463	11,380
Provision (release) of doubtful accounts and sales allowances	(285)	376
Unrealized foreign currency exchange loss (gain)	2,049	(1,824)
(Gain) loss on dispositions of property, equipment and software	177	(89)
Deferred income tax provision (benefit)	1,415	(1,736)
Share-based compensation expense	398	383
Change in operating assets and liabilities:
Trade accounts receivable	42,133	48,286
Restricted cash related to customer contracts	(129)	11,530
Prepaid insurance and other assets	8,569	(10,645)
Accounts payable	(3,846)	(29,526)
Accrued expenses	(17,188)	(5,804)
Deferred revenue, net	(2,461)	(5,731)
Other liabilities	(312)	(140)
Income taxes	(346)	(6,038)
Net cash provided by (used in) operating activities	18,588	(22,073)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,109	1,556
Purchases of investments	(397)	(1,485)
Proceeds from sale of software related assets	3,000	—
Proceeds from sale of property, equipment, and software	5	245
Purchases of property, equipment, and software	(4,196)	(6,916)
Net cash used in investing activities	(479)	(6,600)
CASH FLOWS FROM FINANCING ACTIVITES:
Decrease in cash restricted as collateral for borrowings	6,807	4,410
Net change in short-term borrowings	(24,853)	19,977
Repayment of long-term debt	(623)	(570)
Net cash provided by (used in) financing activities	(18,669)	23,817
Effect of exchange rate changes on cash and cash equivalents	(105)	(238)
Net decrease in cash and cash equivalents	(665)	(5,094)
Cash and cash equivalents, beginning of period	11,114	26,483
Cash and cash equivalents, end of period	$10,449	$21,389

Cash paid during the period:
Interest	$2,729	$2,114
Income taxes	$4,246	$9,823
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended August 3, 2014 and July 28, 2013
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. ("Volt" or the "Company") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended November 3, 2013. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, are based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended November 3, 2013.
The Company’s fiscal year ends on the Sunday nearest October 31st. The 2014 fiscal year consists of 52 weeks while the 2013 fiscal year consisted of 53 weeks. The three and nine month periods in fiscal 2014 and 2013 each consisted of 13 weeks and 39 weeks, respectively.
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

New Accounting Standards Not Yet Adopted by the Company

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires only disposals representing a strategic shift in operations that have a major effect on operations and financial results to be presented in discontinued operations.   This guidance also requires expanded financial disclosures about discontinued operations and significant disposals that do not qualify as discontinued operations.  This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2014.  The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements, but it is not expected to have a significant impact on the Company’s consolidated financial position or results of operations upon implementation in the first quarter of fiscal 2016.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues. Upon the effective date, the ASU replaces almost all existing revenue recognition guidance, including industry specific guidance, in United States Generally Accepted Accounting Principles ("GAAP").  This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. The Company is currently assessing the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures upon implementation in the first quarter of fiscal year 2018.

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

At August 3, 2014 and November 3, 2013, restricted cash and short-term investments included $15.7 million and $15.6 million, respectively, restricted for payment to associate vendors and $25.0 million and $31.8 million, respectively, restricted as collateral under the Short-Term Credit Facility.

At August 3, 2014 and November 3, 2013, restricted cash and short-term investments included $5.6 million and $6.1 million, respectively, of short-term investments. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

NOTE 4: Hedging

The Company enters into non-derivative financial instruments to hedge its net investment in certain foreign subsidiaries. During the first nine months of fiscal 2014 and 2013, the Company primarily used short-term foreign currency borrowings to hedge its net investments in certain foreign operations.

At August 3, 2014 and November 3, 2013, the Company had outstanding $22.3 million of foreign currency denominated short-term borrowings. The Company does not designate and document these instruments as hedges under Accounting Standards Codification ("ASC") 815 “Derivatives and Hedging,” and as a result gains and losses associated with these instruments are included in Foreign Exchange Gain (Loss), net in our Condensed Consolidated Statements of Operations. During the third quarter of fiscal 2014 and 2013, net gains (losses) on these borrowings and instruments of $0.1 million and $0.0 million, respectively, were included in Foreign Exchange Gain (Loss), net in the Condensed Consolidated Statements of Operations. For the nine months ended August 3, 2014 and July 28, 2013, net gains (losses) on these borrowings and instruments of $(0.2) million and $0.4 million, respectively, were included in Foreign Exchange Gain (Loss), net in the Condensed Consolidated Statements of Operations.

NOTE 5: Income Taxes

The income tax provision (benefit) reflects the geographic mix of earnings in various federal, state and foreign tax jurisdictions and their applicable rates resulting in a composite effective tax rate. Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. Our future effective tax rates could be affected by earnings being different than anticipated in countries with differing statutory rates, increases in recorded valuation allowances of tax assets, or changes in tax laws.

The Company adjusts its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate, consistent with ASC 270, “Interim Reporting,” and ASC 740-270, “Income Taxes – Intra Period Tax Allocation.” Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate.

The provision for income taxes in the third quarter of fiscal 2014 was $0.6 million compared to a benefit of $0.4 million in 2013 and a provision of $4.0 million compared to $0.7 million for the nine months ended August 3, 2014 and July 28, 2013, respectively. The Company’s cumulative results for substantially all United States and certain non-United States jurisdictions for the most recent three-year period is a loss. Accordingly, a valuation allowance has been established for substantially all loss carryforwards and other net deferred tax assets for these jurisdictions, resulting in an effective tax rate that is significantly different than the statutory rate.

NOTE 6: Debt

The Company had borrowings at August 3, 2014 of $142.3 million under various short-term credit facilities that provided for up to $245.0 million in borrowings and letters of credit, under which it was required to maintain cash collateral of $25.0 million. Available borrowing was $20.7 million under the $200.0 million Short-Term Financing Program and $22.7 million under the $45.0 million Short-Term Credit Facility as of August 3, 2014.

At August 3, 2014 and November 3, 2013, the Company had outstanding borrowing under the Short-Term Financing Program of $120.0 million and $142.0 million, respectively, which carried weighted average annual interest rates of 1.7% and 1.6% during the third quarter of fiscal 2014 and 2013, respectively, and 1.6% during the first nine months of 2014 and 2013, which is inclusive of certain facility and program fees.

At August 3, 2014 and November 3, 2013, the Company had drawn $22.3 million under the Short-Term Credit Facility, in various currencies used primarily to hedge the Company’s net investment in certain foreign subsidiaries. During the third quarter of fiscal 2014 and 2013, borrowings carried a weighted average annual interest rate of 1.9% in each period, and 1.9% and 2.0% during the first nine months of 2014 and 2013, respectively, which is inclusive of the facility fee.

NOTE 7: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013
Numerator
Net income (loss)	$(480)	$2,056	$(21,049)	$(32,495)
Denominator
Basic weighted average number of common shares	20,866	20,829	20,859	20,822
Diluted weighted average number of common shares	20,866	21,019	20,859	20,822
Net income (loss) per share - basic	$(0.02)	$0.10	$(1.01)	$(1.56)
Net income (loss) per share - diluted	$(0.02)	$0.10	$(1.01)	$(1.56)

Options to purchase 789,850 and 515,350 shares of the Company’s common stock were outstanding at August 3, 2014 and July 28, 2013, respectively. Additionally, there were 50,001 and 46,667 restricted shares outstanding at August 3, 2014 and July 28, 2013, respectively. The options and restricted shares were not included in the computation of diluted earnings (loss) per share in the three and nine months of fiscal 2014 and the nine months of 2013 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

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

Financial data concerning the Company’s revenue and segment operating income (loss) by reportable operating segment in the third quarter of fiscal 2014 and 2013 and for the first nine months of fiscal 2014 and 2013 are summarized in the following table:

	Three Months Ended August 3, 2014
(in thousands)	Total	Staffing Services	Computer Systems	Other
Revenue
Staffing service revenue	$396,979	$396,979	$—	$—
Other revenue	39,992	—	14,322	25,670
Net revenue	436,971	396,979	14,322	25,670
Expenses
Direct cost of staffing services revenue	338,704	338,704	—	—
Cost of other revenue	35,890	—	13,572	22,318
Selling, administrative and other operating costs	58,417	49,667	4,349	4,401
Amortization of purchased intangible assets	195	26	169	—
Restructuring costs	117	42	(24)	99
Segment operating income (loss)	3,648	8,540	(3,744)	(1,148)
Corporate general and administrative	2,319
Restatement, investigations and remediation	—
Operating income	$1,329

	Three Months Ended July 28, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other
Revenue
Staffing service revenue	$455,848	$455,848	$—	$—
Other revenue	48,365	—	15,500	32,865
Net revenue	504,213	455,848	15,500	32,865
Expenses
Direct cost of staffing services revenue	390,432	390,432	—	—
Cost of other revenue	37,595	—	14,390	23,205
Selling, administrative and other operating costs	69,689	58,602	5,792	5,295
Amortization of purchased intangible assets	337	3	214	120
Restructuring costs	223	141	82	—
Segment operating income (loss)	5,937	6,670	(4,978)	4,245
Corporate general and administrative	2,439
Restatement, investigations and remediation	1,159
Operating income	$2,339

	Nine Months Ended August 3, 2014
(in thousands)	Total	Staffing Services	Computer Systems	Other
Revenue
Staffing service revenue	$1,195,981	$1,195,981	$—	$—
Other revenue	129,623	—	45,247	84,376
Net revenue	1,325,604	1,195,981	45,247	84,376
Expenses
Direct cost of staffing services revenue	1,026,063	1,026,063	—	—
Cost of other revenue	111,824	—	41,307	70,517
Selling, administrative and other operating costs	185,142	157,108	14,537	13,497
Amortization of purchased intangible assets	754	76	598	80
Restructuring costs	2,076	1,276	599	201
Segment operating income (loss)	(255)	11,458	(11,794)	81
Corporate general and administrative	7,556
Restatement, investigations and remediation	5,261
Operating loss	$(13,072)

	Nine Months Ended July 28, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other
Revenue
Staffing service revenue	$1,406,939	$1,406,939	$—	$—
Other revenue	137,203	—	54,478	82,725
Net revenue	1,544,142	1,406,939	54,478	82,725
Expenses
Direct cost of staffing services revenue	1,215,541	1,215,541	—	—
Cost of other revenue	117,221	—	48,947	68,274
Selling, administrative and other operating costs	210,348	178,603	17,345	14,400
Amortization of purchased intangible assets	1,028	27	643	358
Restructuring costs	1,911	559	1,352	—
Segment operating income (loss)	(1,907)	12,209	(13,809)	(307)
Corporate general and administrative	7,109
Restatement, investigations and remediation	22,366
Operating loss	$(31,382)

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

Overview

The third quarter of fiscal 2014 showed year-over-year improvements in proforma operating results and net loss, with improved operating results in our Staffing Services and Computer Systems segments, slightly lower proforma operating results in our Other reportable segment, and no restatement and related costs. Net revenue for the quarter decreased approximately 13% both in total and in our Staffing Services segment compared to 2013, resulting from lower demand primarily at our enterprise customers and to a lesser extent at our retail customers, and our continuing initiative to reduce exposure to customers with unfavorable business terms. Traditional staffing services average daily revenue increased approximately 1.0% from the second quarter of 2014, with increased demand at both enterprise and retail customers.

Enterprise customers refers to our customers that require multi-location, coordinated account management and service delivery in multiple skillsets, while our retail customers are in primarily a single location with sales and delivery handled from a geographically local team and with relatively few headcount on assignment in one or two skillsets.

GAAP operating income in the third quarter of fiscal 2014 decreased to $1.3 million from $2.3 million in 2013, and GAAP net results for the third quarter of 2014 decreased to a loss of $0.5 million from net income of $2.1 million in 2013. However, including Unrecognized Revenue, our proforma operating results improved to a loss of $0.5 million from a loss of $3.4 million in 2013, and proforma net results improved in 2014 to a loss of $2.3 million from a loss of $3.7 million in 2013. Despite the decrease in revenue, our Staffing Services segment operating income and direct margin percentage improved as a result of the reorganization of our traditional staffing business, the divestiture of the ProcureStaff business, and our continuing initiative to reduce exposure to customers with unfavorable business terms. Segment operating loss decreased $1.3 million in the Computer Systems segment primarily from lower delivery and administrative costs, and there were no restatement, investigations and remediation costs in the third quarter of 2014 compared to $1.2 million in the third quarter of 2013. These improvements were partially offset by a decline in operating results in our Other segment of $5.3 million ($1.0 million proforma) primarily from decreased margins on information technology infrastructure services and the recognition in the third quarter of 2013 of $4.8 million of previously unrecognized information technology infrastructure revenue.

Net revenue for the first nine months of fiscal 2014 decreased approximately 14% compared to 2013 both in total and in our Staffing Services segment, with demand lower primarily at our large enterprise customers. Operating results for the first nine months of 2014 improved $18.3 million to a loss of $13.1 million from a loss of $31.4 million in 2013, and proforma results improved $19.4 million to a proforma loss of $15.7 million from a proforma loss of $35.1 million in 2013. Restatement, investigations and remediation costs for the first nine months of 2014 were $5.3 million compared to $22.4 million in 2013. The Staffing Services segment operating income decreased $0.7 million and proforma operating income improved $1.2 million, although without a $3.0 million multi-year indirect tax recovery in 2013 operating results in the first nine months of 2014 would have improved $2.3 million and proforma operating results would have improved $4.2 million. Despite lower revenues resulting in lower direct margins (although at improved direct margin rates), the improvement in operating income is a result of decreased administrative and other operating costs as actions taken in recent quarters including the reorganization of our traditional staffing business, the divestiture of the ProcureStaff business, and our continuing initiative to reduce exposure to customers with unfavorable business terms along with improved results in our call center, games testing and other project-based staffing services. The Computer Systems segment operating results improved $2.0 million primarily from lower delivery and administrative costs.

Cash generated during the first nine months of 2014 from changes in operating assets and liabilities (primarily a reduction in Staffing segment accounts receivable) was $26.4 million, offset by $7.8 million used for operating activities resulting in net cash from operations of $18.6 million. The net cash generated from operations was used primarily to reduce borrowing under our short-term financing program which is secured by the Staffing segment accounts receivable. On August 3, 2014 we had $20.7 million borrowing available under the short-term financing program based on current eligible collateral, and a maximum of $80.0 million available to fund increased eligible staffing segment receivable growth.

RESULTS OF OPERATIONS
Consolidated Results by Segment

	Three Months Ended August 3, 2014				Three Months Ended July 28, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net revenue
Staffing service revenue	$396,979	$396,979	$—	$—	$455,848	$455,848	$—	$—
Other revenue	39,992	—	14,322	25,670	48,365	—	15,500	32,865
Net revenue	436,971	396,979	14,322	25,670	504,213	455,848	15,500	32,865

Expenses
Direct cost of staffing services revenue	338,704	338,704	—	—	390,432	390,432	—	—
Cost of other revenue	35,890	—	13,572	22,318	37,595	—	14,390	23,205
Selling, administrative and other operating costs	58,417	49,667	4,349	4,401	69,689	58,602	5,792	5,295
Amortization of purchased intangible assets	195	26	169	—	337	3	214	120
Restructuring costs	117	42	(24)	99	223	141	82	—
Segment operating income (loss)	3,648	8,540	(3,744)	(1,148)	5,937	6,670	(4,978)	4,245
Corporate general and administrative	2,319				2,439
Restatement, investigations and remediation	—				1,159
Operating income	1,329				2,339
Other income (expense), net	(1,219)				(727)
Income tax provision (benefit)	590				(444)
Net income (loss)	$(480)				$2,056

NON-GAAP PROFORMA

	Three Months Ended August 3, 2014				Three Months Ended July 28, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net revenue	$436,971	$396,979	$14,322	$25,670	$504,213	$455,848	$15,500	$32,865
Recognition of previously unrecognized revenue	(4,523)	(4,511)	—	(12)	(12,590)	(7,798)	—	(4,792)
Additions to unrecognized revenue	2,687	2,600	—	87	6,823	6,381	—	442
Net non-GAAP proforma adjustment	(1,836)	(1,911)	—	75	(5,767)	(1,417)	—	(4,350)
Proforma net revenue	435,135	395,068	14,322	25,745	498,446	454,431	15,500	28,515

Expenses
Direct cost of staffing services revenue	338,704	338,704	—	—	390,432	390,432	—	—
Cost of other revenue	35,890	—	13,572	22,318	37,595	—	14,390	23,205
Selling, administrative and other operating costs	58,417	49,667	4,349	4,401	69,689	58,602	5,792	5,295
Amortization of purchased intangible assets	195	26	169	—	337	3	214	120
Restructuring costs	117	42	(24)	99	223	141	82	—
Proforma segment operating income (loss)	1,812	6,629	(3,744)	(1,073)	170	5,253	(4,978)	(105)

Proforma operating loss	(507)				(3,428)

Proforma net loss	$(2,316)				$(3,711)

Consolidated Results of Operations (Q3 2014 vs. Q3 2013)

Net revenue: Net revenue in the third quarter of fiscal 2014 decreased $67.2 million to $437.0 million from $504.2 million in fiscal 2013, and proforma net revenue decreased $63.3 million, or 12.7%, to $435.1 million from $498.4 million in fiscal 2013. The decrease in revenue was the result of decreased Staffing Services revenues of $58.8 million (proforma of $59.3 million) resulting from lower demand primarily at our enterprise customers and to a lesser extent at our retail customers, our continuing initiative to reduce exposure to customers with unfavorable with business terms, and with respect to GAAP results $0.5 million lower net staffing Unrecognized Revenue, a decrease in Computer Systems revenues of $1.2 million resulting from 14% lower directory assistance transaction revenue at slightly lower rates and lower maintenance and system revenue while sales of our full-featured call center software (“OnDemand”) were flat, and a decrease in information technology infrastructure services revenue caused primarily by the recognition in the third quarter of 2013 of $4.8 million of previously unrecognized revenue.

Direct cost of staffing services revenue: Direct cost of Staffing Services revenue in the third quarter of 2014 decreased $51.7 million, or 13.2%, to $338.7 million from $390.4 million in 2013. This decrease was primarily the result of fewer contingent staff on assignment consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in 2014 was 14.7% and 14.3%, respectively, from 14.4% and 14.1% in 2013. The direct margin and proforma direct margin percentage increased by 0.2% primarily due to higher traditional staffing margins, and our continuing initiative to reduce exposure to customers with unfavorable business terms. The increase in the GAAP direct margin percentage included an additional 0.1% impact due to lower net staffing Unrecognized Revenue in the third quarter of 2014 from 2013.

Cost of other revenue: Cost of other revenue in the third quarter of 2014 decreased $1.7 million, or 4.5%, to $35.9 million from $37.6 million in 2013. This decrease was primarily a result of lower Computer Systems segment delivery costs and lower publishing and printing costs consistent with lower revenue, offset by higher information technology infrastructure delivery costs.

Selling, administrative and other operating costs: Selling, administrative and other operating costs in the third quarter of 2014 decreased $11.3 million, or 16.2%, to $58.4 million from $69.7 million in 2013 primarily due to $6.3 million lower traditional staffing indirect costs resulting from the restructuring, primarily lower recruiting costs, $0.8 million lower vendor management system development costs resulting from the divestiture of Procurestaff in the first quarter of 2014, and $1.0 million lower administrative costs in our Computer Systems segment.

Restatement, investigations and remediation: No costs were incurred in the third quarter of 2014 as restatement activities were completed while costs in the third quarter of 2013 amounted to $1.2 million and were a result of completion of delayed filings during the first quarter of 2014.

Operating income: Operating income in the third quarter of 2014 decreased to $1.3 million from $2.3 million in 2013. However, including Unrecognized Revenue our proforma operating results improved to a loss of $0.5 million from a loss of $3.4 million in 2013. Despite the decrease in revenue, our Staffing Services segment operating income and direct margin rate improved as a result of actions taken in recent quarters including the reorganization of our traditional staffing business, the divestiture of the ProcureStaff business, and our continuing initiative to reduce exposure to customers with unfavorable business terms, the Computer Systems segment operating results improved $1.3 million primarily from lower administrative and delivery costs, and there were no restatement, investigations and remediation costs in the third quarter of 2014 compared to $1.2 million in the third quarter of 2013. These improvements were partially offset by a decline in operating results in our Other segment of $5.3 million ($1.0 million proforma) primarily from decreased margins on information technology infrastructure services and the recognition in the third quarter of 2013 of $4.8 million of previously unrecognized information technology infrastructure services revenue.

Operating income in the third quarter of 2013 of $2.3 million included restatement, investigations, and remediation costs of $1.2 million, and restructuring costs of $0.2 million as we reduced headcount in response to lower revenue levels. Without these items we would have had an operating income of $3.7 million and a proforma operating loss of $2.0 million.

Other income (expense), net: Other expense in the third quarter of 2014 increased $0.5 million to $1.2 million from $0.7 million in 2013, primarily related to non-cash foreign exchange gains and losses on intercompany balances.

Income tax provision (benefit): Income tax provision was $0.6 million compared to a benefit of $0.4 million in the third quarter of 2014 and 2013, respectively. The provision (benefit) in both periods primarily related to locations outside of the United States.

Results of Operations by Segment (Q3 2014 vs. Q3 2013)

Staffing Services

Net revenue: The segment’s net revenue in the third quarter of fiscal 2014 decreased $58.8 million to $397.0 million from $455.8 million in fiscal 2013, and proforma net revenue decreased $59.3 million, or 13.1%, to $395.1 million from $454.4 million in 2013. This decrease was from lower demand primarily at our enterprise customers and to a lesser extent at our retail customers, our continuing initiative to reduce exposure to customers with unfavorable business terms and with respect to GAAP results $0.5 million lower net staffing Unrecognized Revenue.

Direct cost of staffing services revenue: The segment's direct cost of Staffing Services revenue in the third quarter of 2014 decreased $51.7 million, or 13.2%, to $338.7 million from $390.4 million in 2013. This decrease was primarily the result of fewer contingent staff on assignment consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in 2014 was 14.7% and 14.3%, respectively, from 14.4% and 14.1% in 2013. The direct margin and proforma direct margin percentage increased by 0.2% primarily due to higher traditional staffing margins, and our continuing initiative to reduce exposure to customers with unfavorable business terms. The increase in the GAAP direct margin percentage included an additional 0.1% impact due to lower net staffing Unrecognized Revenue in the third quarter of 2014 from 2013.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the third quarter of 2014 decreased $8.9 million, or 15.2%, to $49.7 million from $58.6 million in 2013, primarily due to $6.3 million lower traditional staffing indirect costs resulting from the restructuring, primarily lower recruiting costs, and $0.8 million lower vendor management system development costs resulting from the divestiture of Procurestaff in the first quarter of 2014. As a percent of staffing revenue and proforma staffing revenue these costs were 12.5% and 12.6%, respectively, in the third quarter of 2014 and 12.9% for both in the third quarter of 2013.

Segment operating income: The segment’s operating income in the third quarter of 2014 increased $1.8 million to $8.5 million, or 2.2%, from $6.7 million, or 1.5%, in 2013, and proforma operating income increased $1.3 million to $6.6 million, or 1.7%, from $5.3 million, or 1.2%, in 2013. The increase in operating income is due to a decrease in selling, administrative and other operating costs of $8.9 million, primarily resulting from actions taken in recent quarters including the reorganization of our traditional staffing business, the divestiture of the ProcureStaff business, and our continuing initiative to reduce exposure to customers with unfavorable business terms, partially offset by lower direct margins of $7.6 million.

Computer Systems

Net revenue: The segment’s net revenue in the third quarter of fiscal 2014 decreased $1.2 million, or 7.6%, to $14.3 million from $15.5 million in fiscal 2013. This decrease was primarily the result of approximately 14% lower transaction volumes at slightly lower rates and lower maintenance and system revenue while sales of our full-featured call center software ("OnDemand") were flat.

Cost of other revenue: The segment’s cost of other revenue in the third quarter of 2014 decreased $0.8 million, or 5.7%, to $13.6 million from $14.4 million in 2013. This decrease was primarily a result of lower delivery costs, while our call center revenue continued to result in negative margins.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the third quarter of 2014 decreased $1.5 million, or 24.9%, to $4.3 million from $5.8 million in 2013. This decrease resulted from lower administrative and selling costs primarily from headcount reductions.

Segment operating loss: The segment’s operating loss in the third quarter of 2014 decreased $1.3 million, or 24.8%, to $3.7 million from $5.0 million in 2013. The decrease in operating loss resulted primarily from lower headcount.

Other

Net revenue: The segment’s net revenue in the third quarter of fiscal 2014 decreased $7.2 million, to $25.7 million from $32.9 million in fiscal 2013, and proforma net revenue decreased by $2.8 million, or 9.7%, to $25.7 million from $28.5 million in 2013. This decrease is primarily due to the recognition of $4.8 million of previously unrecognized information technology infrastructure services revenue in 2013, and lower publishing and printing revenue in 2014 compared to 2013.

Cost of other revenue: The segment’s cost of other revenue in the third quarter of 2014 decreased $0.9 million, or 3.8%, to $22.3 million from $23.2 million in 2013. The decrease is primarily due to lower publishing and printing revenue consistent with the lower revenue offset by higher information technology infrastructure costs and lower related margins.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs decreased $0.9 million to $4.4 million in the third quarter of 2014 from $5.3 million in 2013, with reductions in both our information technology infrastructure services and publishing and printing businesses.

Segment operating income (loss): The segment’s operating results in the third quarter of 2014 decreased $5.3 million to a loss of $1.1 million from income of $4.2 million in 2013, and proforma operating loss increased $1.0 million to $1.1 million from $0.1 million in 2013, primarily due to lower information technology infrastructure margins.

	Nine Months Ended August 3, 2014				Nine Months Ended July 28, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net revenue
Staffing service revenue	$1,195,981	$1,195,981	$—	$—	$1,406,939	$1,406,939	$—	$—
Other revenue	129,623	—	45,247	84,376	137,203	—	54,478	82,725
Net revenue	1,325,604	1,195,981	45,247	84,376	1,544,142	1,406,939	54,478	82,725

Expenses
Direct cost of staffing services revenue	1,026,063	1,026,063	—	—	1,215,541	1,215,541	—	—
Cost of other revenue	111,824	—	41,307	70,517	117,221	—	48,947	68,274
Selling, administrative and other operating costs	185,142	157,108	14,537	13,497	210,348	178,603	17,345	14,400
Amortization of purchased intangible assets	754	76	598	80	1,028	27	643	358
Restructuring costs	2,076	1,276	599	201	1,911	559	1,352	—
Segment operating income (loss)	(255)	11,458	(11,794)	81	(1,907)	12,209	(13,809)	(307)
Corporate general and administrative	7,556				7,109
Restatement, investigations and remediation	5,261				22,366
Operating loss	(13,072)				(31,382)
Other income (expense), net	(3,960)				(398)
Income tax provision	4,017				715
Net loss	$(21,049)				$(32,495)

NON-GAAP PROFORMA

	Nine Months Ended August 3, 2014				Nine Months Ended July 28, 2013
(in thousands)	Total	Staffing Services	Computer Systems	Other	Total	Staffing Services	Computer Systems	Other
Net revenue	$1,325,604	$1,195,981	$45,247	$84,376	$1,544,142	$1,406,939	$54,478	$82,725
Recognition of previously unrecognized revenue	(5,307)	(5,082)	—	(225)	(11,140)	(11,140)	—	—
Additions to unrecognized revenue	2,717	2,630	—	87	7,409	6,713	—	696
Net non-GAAP proforma adjustment	(2,590)	(2,452)	—	(138)	(3,731)	(4,427)	—	696
Proforma net revenue	1,323,014	1,193,529	45,247	84,238	1,540,411	1,402,512	54,478	83,421

Expenses
Direct cost of staffing services revenue	1,026,063	1,026,063	—	—	1,215,541	1,215,541	—	—
Cost of other revenue	111,824	—	41,307	70,517	117,221	—	48,947	68,274
Selling, administrative and other operating costs	185,142	157,108	14,537	13,497	210,348	178,603	17,345	14,400
Amortization of purchased intangible assets	754	76	598	80	1,028	27	643	358
Restructuring costs	2,076	1,276	599	201	1,911	559	1,352	—
Proforma segment operating income (loss)	(2,845)	9,006	(11,794)	(57)	(5,638)	7,782	(13,809)	389

Proforma operating loss	(15,662)				(35,113)

Proforma net loss	$(23,639)				$(36,226)

Consolidated Results of Operations (Q3 2014 YTD vs. Q3 2013 YTD)

Net revenue: Net revenue in the first nine months of fiscal 2014 decreased $218.5 million to $1,325.6 million from $1,544.1 million in fiscal 2013, and proforma net revenue decreased $217.4 million, or 14.1%, to $1,323.0 million from $1,540.4 million in 2013. The change in revenue was the result of decreased Staffing Services revenues of $210.9 million (proforma of $209.0 million) resulting from lower demand primarily at our large enterprise customers, our continuing initiative to reduce exposure to customers with unfavorable business terms, and with respect to GAAP results $1.9 million higher net staffing Unrecognized Revenue, and in Computer Systems a decrease in revenues of $9.3 million resulting from several large directory assistance implementations reaching the end of the maintenance periods over which the projects were being amortized, approximately 14% lower transaction volumes, and lower pricing and maintenance levels. These decreases were partially offset by higher information technology infrastructure services revenue driven primarily by new customers and net expanded business with existing customers, partially offset by lower publishing and printing revenue.

Direct cost of staffing services revenue: Direct cost of Staffing Services revenue in the first nine months of 2014 decreased $189.4 million, or 15.6%, to $1,026.1 million from $1,215.5 million in 2013. This decrease was primarily the result of fewer contingent staff on assignment consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in 2014 was 14.2% and 14.0% from 13.6% and 13.3% in 2013, respectively. The direct and proforma margin percentage increased by 0.7% primarily due to higher rates in our traditional staffing and our call center, games testing and other project-based staffing, and our continuing initiative to reduce exposure to customers with unfavorable business terms. This increase was offset by a 0.1% decrease in the GAAP direct margin percentage due to higher net staffing Unrecognized Revenue in the first nine months of 2014 from 2013.

Cost of other revenue: Cost of other revenue in the first nine months of 2014 decreased $5.4 million, or 4.6%, to $111.8 million from $117.2 million in 2013. This decrease was primarily a result of Computer Systems segment lower delivery costs and decreased data acquisition costs, while costs of our call center software ("OnDemand") increased, and continued at negative margins, and lower publishing and printing volume. This decrease was partially offset by increased costs for our information technology infrastructure services at slightly lower margins.

Selling, administrative and other operating costs: Selling, administrative and other operating costs in the first nine months of 2014 decreased $25.2 million, or 12.0%, to $185.1 million from $210.3 million in 2013 due to $18.8 million lower traditional staffing indirect costs in response to the lower revenue and restructuring, primarily lower recruiting costs, $1.2 million lower vendor management system development costs resulting from the divestiture of Procurestaff in the first quarter of 2014, lower MSP administrative costs, and $3.0 million lower administrative costs in our Computer Systems segment offset by higher administrative and other operating costs as we increased efforts to sell our full-featured call center software ("OnDemand"). The first nine months of 2013 included a $3.0 million indirect tax recovery related to multiple years. Adjusting for the indirect tax recovery, selling, administrative and other operating costs would have decreased $28.2 million, or 13.2%.

Restructuring costs: Restructuring costs in the first nine months of 2014 were primarily comprised of workforce reductions in our Staffing Services segment resulting from our divestiture of Procurestaff and our traditional staffing restructuring and lower revenue in our Computer Systems segment in response to declining directory assistance revenue.

Restructuring costs in the first nine months of 2013 were comprised of workforce reductions in our Computer Systems and Staffing Services segments in response to lower revenue and our focus on achieving improved operating income from our traditional staffing services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable.

Restatement, investigations and remediation: Costs in the first nine months of 2014 amounted to $5.3 million compared to $22.4 million in 2013. The decreased costs were a result of the substantial completion of the restatement in the second quarter of 2013 and completion of delayed filings during the first quarter of 2014.

Operating loss: Operating results for the first nine months of 2014 improved $18.3 million to a loss of $13.1 million from a loss of $31.4 million in 2013, and proforma results improved $19.4 million to a proforma loss of $15.7 million from a proforma loss of $35.1 million in 2013. The Staffing Services segment operating income decreased $0.7 million to $11.5 million from $12.2 million(proforma increased $1.2 million) primarily due to lower direct margins resulting from lower revenues, although at higher direct margin rates, a decrease in administrative and other operating costs, improved results in our call center, games testing and other project-based staffing, improved MSP results and our continuing initiative to reduce exposure to customers with unfavorable business terms. Direct margin and proforma direct margin improved to 14.2% and 14.0% from 13.6% and 13.3%, respectively. The Computer Systems segment improved $2.0 million primarily from lower delivery and administrative costs.

Operating loss in the first nine months of 2014 included restatement, investigations and remediation costs of $5.3 million, restructuring costs of $2.4 million ($0.3 million in corporate general and administrative) primarily in our Staffing Services segment in connection with workforce reductions related to our reorganization and the sale of our vendor management system assets and in the Computer Systems business related to the continued decline in the directory assistance business, and $1.1 million higher Unrecognized Revenue between 2014 and 2013. Excluding these items we would have had an operating loss of $5.4 million and a proforma loss of $8.0 million.

Operating loss in the first nine months of 2013 of $31.4 million included restatement, investigations and remediation costs of $22.4 million, restructuring costs of $1.9 million, and a $3.0 million indirect tax recovery related to multiple years. Without these items we would have had an operating loss of $10.1 million and a proforma operating loss of $13.8 million.

Other income (expense), net: Other expense in the first nine months of 2014 increased $3.6 million to $4.0 million from $0.4 million in 2013, primarily related to non-cash foreign exchange gains and losses on intercompany balances.

Income tax provision: Income tax provision was $4.0 million compared to $0.7 million in the first nine months of 2014 and 2013, respectively. The provision in both periods primarily related to locations outside of the United States.

Results of Operations by Segment (Q3 2014 YTD vs. Q3 2013 YTD)

Staffing Services

Net revenue: The segment’s net revenue in the first nine months of fiscal 2014 decreased $210.9 million to $1,196.0 million from $1,406.9 million in fiscal 2013, and proforma net revenue decreased $209.0 million, or 14.9%, to $1,193.5 million from $1,402.5 million in 2013. This decrease was from lower demand primarily at our large enterprise customers, our continuing initiative to reduce exposure to customers with unfavorable business terms, and with respect to GAAP results $1.9 million higher net staffing Unrecognized Revenue.

Direct cost of staffing services revenue: The segment's direct cost of Staffing Services revenue in the first nine months of 2014 decreased $189.4 million, or 15.6%, to $1,026.1 million from $1,215.5 million in 2013. This decrease was primarily the result of fewer contingent staff on assignment consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in 2014 was 14.2% and 14.0% from 13.6% and 13.3% in 2013, respectively. The direct and proforma margin percentage increased by 0.7% primarily due to higher rates in our traditional staffing and our call center, games testing and other project-based staffing, and our continuing initiative to reduce exposure to customers with unfavorable business terms. This increase was offset by a 0.1% decrease in the GAAP direct margin percentage due to higher net staffing Unrecognized Revenue in the first nine months of 2014 from 2013.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the first nine months of 2014 decreased $21.5 million, or 12.0%, to $157.1 million from $178.6 million in 2013 primarily due to $18.8 million lower traditional staffing indirect costs resulting from the restructuring, primarily lower recruiting costs, $1.2 million lower vendor management system development costs resulting from the divestiture of Procurestaff in the first quarter of 2014, and lower MSP administrative costs. As a percent of both staffing revenue and proforma staffing revenue in the first nine months of 2014 and 2013 these costs were 13.1% and 12.7%, respectively. The first quarter of 2013 included a $3.0 million indirect tax recovery related to multiple years. Adjusting for the indirect tax recovery, the segment’s selling, administrative and other operating costs would have decreased $24.5 million, or 13.5%.

Restructuring costs: Restructuring costs in the first nine months of 2014 were primarily comprised of workforce reductions resulting from our divestiture of Procurestaff, our traditional staffing restructuring and lower revenue. Restructuring costs in the first nine months of 2013 were in connection with our focus on achieving acceptable operating income from our traditional time and materials staffing services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable.

Segment operating income: The segment’s operating income in the first nine months of 2014 decreased $0.7 million to $11.5 million, from $12.2 million, and proforma operating income increased $1.2 million to $9.0 million, or 0.8%, from $7.8 million, or 0.6%, in 2013. The increase in operating income is due to a decrease in selling, administrative and other operating costs of $24.5 million (exclusive of a $3.0 million indirect tax recovery in 2013 related to multiple years) primarily from the reorganization of our North American staffing operations and in response to the decline in traditional staffing revenues, partially offset by lower direct margins of $21.5 million ($19.5 million proforma). Without the 2013 indirect tax recovery, operating income in the first nine months would have been an increase of $2.3 million and an increase in proforma operating income of $4.2 million.

Computer Systems

Net revenue: The segment’s net revenue in the first nine months of fiscal 2014 decreased $9.3 million, or 16.9%, to $45.2 million from $54.5 million in fiscal 2013. This decrease was primarily the result of several large directory assistance implementations reaching the end of the maintenance periods over which the projects were being amortized, approximately 14% lower transaction volumes, and lower transaction pricing and maintenance levels.

Cost of other revenue: The segment’s cost of other revenue in the first nine months of 2014 decreased $7.6 million, or 15.6%, to $41.3 million from $48.9 million in 2013. This decrease was primarily a result of lower delivery costs resulting from headcount reductions and decreased data acquisition costs, while our call center software ("OnDemand") continued at negative margins.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the first nine months of 2014 decreased $2.8 million, or 16.2%, to $14.5 million from $17.3 million in 2013. This decrease resulted primarily from $3.0 million lower administrative costs resulting from headcount reductions offset by higher selling costs as we increased efforts to sell our full-featured call center software ("OnDemand").

Restructuring costs: Restructuring costs in the first nine months of 2014 was comprised of workforce reduction severance costs in response to lower revenue. Restructuring costs in the first nine months of 2013 were comprised of headcount reduction severance costs in North America, the United Kingdom and Germany due to the continued decline in the directory assistance business both domestically and internationally.

Segment operating loss: The segment’s operating loss in the first nine months of 2014 decreased $2.0 million, or 14.6%, to $11.8 million from $13.8 million in 2013. This decrease was primarily the result of headcount reductions.

Other

Net revenue: The segment’s net revenue in the first nine months of fiscal 2014 increased $1.7 million, to $84.4 million from $82.7 million in fiscal 2013, and proforma net revenue increased by $0.8 million, or 1.0%, to $84.2 million from $83.4 million in 2013. The increase is primarily due to higher information technology infrastructure services revenue driven primarily by new customers and net expanded business with existing customers at billing rates that remained relatively consistent between periods, partially offset by lower publishing and printing volume.

Cost of other revenue: The segment’s cost of other revenue in the first nine months of 2014 increased $2.2 million, or 3.3%, to $70.5 million from $68.3 million in 2013. The increase is primarily due to higher information technology infrastructure costs consistent with the increased revenue although at lower margins, partially offset by lower publishing and printing costs consistent with the lower revenue.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the first nine months of fiscal 2014 decreased $0.9 million, or 6.3% to $13.5 million from $14.4 million in 2013, with reductions in our publishing and printing business and to a lesser extent our information technology infrastructure services.

Segment operating income (loss): The segment’s operating results in the first nine months of 2014 increased $0.4 million to income of $0.1 million from a loss of $0.3 million in 2013, and proforma operating results decreased $0.5 million to a loss of $0.1 million from income of $0.4 million, primarily due to lower information technology infrastructure margins.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from short-term borrowing and credit facilities. We tend to pay down debt as our cash balances build. Conversely, when working capital needs grow we tend to use cash and cash equivalents available, and then access our securitization program. We believe that our available cash and our existing securitization program and credit facility are sufficient to cover our cash needs for the foreseeable future.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
(in thousands)	August 3, 2014	July 28, 2013
Net cash provided by (used in) operating activities	$18,588	$(22,073)
Net cash used in investing activities	(479)	(6,600)
Net cash provided by (used in) financing activities	(18,669)	23,817
Effect of exchange rate changes on cash and cash equivalents	(105)	(238)
Net decrease in cash and cash equivalents	$(665)	$(5,094)

Cash Flows - Operating Activities

The net cash provided by operating activities in the first nine months ended August 3, 2014 was $18.6 million ($25.2 million provided by operating activities offset by $6.6 million in connection with the restatement, investigations and remediation costs), an increase of $40.7 million from net cash used in operating activities of $22.1 million ($12.5 million provided by operating activities offset by $34.6 million in connection with the restatement, investigations and remediation costs) in 2013.

The net cash used in operating activities in the first nine months ended August 3, 2014, exclusive of changes in operating assets and liabilities, was $7.8 million; the net loss of $21.0 million included non-cash charges for depreciation and amortization of $9.5 million, unrealized foreign exchange loss of $2.0 million and deferred taxes of $1.4 million. The cash used in operating activities in the first nine months ended July 28, 2013, exclusive of changes in operating assets and liabilities, was $24.0 million; the net loss of $32.5 million included non-cash charges for depreciation and amortization of $11.4 million, offset by an unrealized foreign currency exchange gain of $1.8 million and a deferred income tax benefit of $1.7 million. Cash provided by changes in operating assets and liabilities in the first nine months ended August 3, 2014 was $26.4 million, net, principally due to the decrease in the level of accounts receivable of $42.1 million and prepaid insurance and other assets of $8.6 million, offset by decreases in the level of accrued expenses of $17.2 million and accounts payable of $3.8 million. Cash provided by changes in operating assets and liabilities in the first nine months ended July 28, 2013 was $1.9 million, net, principally due to the decrease in the level of accounts receivable of $48.3 million and restricted cash related to customer contracts of $11.5 million, offset by decreases in accounts payable of $29.5 million, prepaid insurance and other assets of $10.6 million and income taxes of $6.0 million.

Cash Flows - Investing Activities

The net cash used in investing activities in the first nine months ended August 3, 2014 was $0.5 million, principally from the purchases of property, equipment and software of $4.2 million, partially offset by the proceeds from sale of software related assets of $3.0 million. The net cash used in investing activities in the first nine months ended July 28, 2013 was $6.6 million, principally from the purchase of property, equipment and software of $6.9 million.

Cash Flows - Financing Activities

The net cash used in financing activities in the first nine months ended August 3, 2014 was $18.7 million, compared to net cash provided of $23.8 million in the first nine months ended July 28, 2013. In 2014, net repayments of borrowings for the accounts receivable securitization program and other borrowing totaled $24.9 million compared to a net increase in borrowings of $20.0 million in 2013.

Availability of Credit

At August 3, 2014, we had short-term credit facilities which provided for borrowing and issuance of letters of credit of up to an aggregate of $245.0 million, including our $200.0 million accounts receivable securitization program (“Short-Term Financing Program”) and our $45.0 million revolving credit agreement (“Short-Term Credit Facility”). Available borrowing under the Short-

Term Financing Program is based on eligible receivable levels. Borrowings under the Short-Term Credit Facility require full cash collateralization.

As of August 3, 2014, we had total outstanding short-term borrowings of $142.3 million and were required to maintain $25.0 million in cash collateral. At August 3, 2014, the available borrowing under the short-term borrowing facilities included $20.7 million under the Short-Term Financing Program and $22.7 million under the Short-Term Credit Facility.

Securitization Program

The Short-Term Financing Program provides for maximum borrowing of $200.0 million under a credit agreement secured by receivables from the Staffing Services business that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary and are available first to satisfy the lender. The program expires on December 31, 2016 and the benchmark interest rate for which interest is charged on the sale of receivables is a LIBOR index. The program is subject to termination under certain circumstances including the default rate on receivables, as defined, exceeding a specified threshold or the rate of collections on receivables failing to meet a specified threshold. At August 3, 2014, we were in compliance with the program covenants.

At August 3, 2014 and November 3, 2013, we had outstanding borrowing under the program of $120.0 million and $142.0 million, respectively, which bore a weighted average annual interest rate of 1.6% during the first nine months of 2014 and 2013, inclusive of certain facility and program fees.

Credit Facility

The Short-Term Credit Facility provides for borrowing in various currencies secured by cash collateral covering 105% of certain baseline amounts. The facility is subject to a facility fee and borrowings bear various interest rate options calculated using a combination of LIBOR and prime rates plus a margin over those rates. The facility expires on March 31, 2015. At August 3, 2014, we were in compliance with the facility covenants.

At August 3, 2014 and November 3, 2013, we had drawn under the facility $22.3 million, in various currencies used to hedge our net investment in certain foreign subsidiaries. During the first nine months of fiscal 2014 and 2013, borrowings bore a weighted average annual interest rate of 1.9% and 2.0%, respectively, inclusive of the facility fee.

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

Market risk is the potential economic gain or loss that may result from changes in market rates and prices. In the normal course of business, the Company’s earnings, cash flows and financial position are exposed to market risks relating to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of financial instruments. We limit these risks through risk management policies and procedures, including the use of derivatives from time to time.

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At August 3, 2014, we had cash and cash equivalents on which interest income is earned at variable rates. At August 3, 2014, we also had credit lines with various domestic and foreign banks that provide for borrowings and letters of credit as well as a $200.0 million accounts receivable securitization program to provide additional liquidity to meet our short-term financing needs.

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

We have a term loan with borrowing of $8.3 million at a fixed interest rate, and our interest expense related to this borrowing is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $9.2 million at August 3, 2014. The fair values were calculated by applying the appropriate period end interest rates to our present streams of loan payments.

Foreign Currency Risk

We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of the dollar fluctuates against foreign currencies, in particular the British pound, Euro, Canadian dollar and Uruguayan peso. These fluctuations impact reported earnings.

Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar weakened relative to many foreign currencies as of August 3, 2014 compared to November 3, 2013. Consequently, stockholders’ equity increased by $1.8 million as a result of the foreign currency translation as of August 3, 2014.

To reduce exposure related to non-U.S. dollar denominated net investments that may give rise to a foreign currency transaction gain or loss, we may enter into derivative and non-derivative financial instruments to hedge our net investment in certain foreign subsidiaries. We also may enter into forward foreign exchange contracts with third party banks to mitigate foreign currency risk. As of August 3, 2014, we had $22.3 million of foreign currency denominated borrowings (primarily Euro, British pound and Canadian dollar) that were used as economic hedges against the Company’s net investment in certain foreign operations. We do not designate and document these instruments as hedges under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging,” and as a result, gains and losses associated with these instruments are included in Foreign Exchange Gain (Loss), net in our Condensed Consolidated Statements of Operations.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of August 3, 2014 would result in an approximate $1.3 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of August 3, 2014 would result in an approximate $1.3 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

Equity Risk

Our investments are exposed to market risk as they relate to changes in market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At August 3, 2014, the total market value of these investments was $5.6 million.
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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended August 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

VOLT INFORMATION SCIENCES, INC.

Date: September 12, 2014	By:	/s/	Ronald Kochman
Ronald Kochman
President and Chief Executive Officer (Principal Executive Officer)

Date: September 12, 2014	By:	/s/	James Whitney Mayhew
James Whitney Mayhew
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)