Form 10-K
period 2014-11-02
VOLT INFORMATION SCIENCES, INC.
filed 2015-01-20
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 2, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-09232
VOLT INFORMATION SCIENCES, INC.
(Exact name of registrant as specified in its charter)

New York	13-5658129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1065 Avenue of Americas, New York, New York	10018
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(212) 704-2400
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.10 Par Value	NYSE MKT LLC
Securities Registered Pursuant to Section 12(g) of the Act:
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No  ☒
As of May 2, 2014, there were 20,862,795 shares of common stock outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates as of May 2, 2014 was $91,473,000, calculated by using the closing price of the common stock on such date on the over-the-counter market of $7.94.
As of January 9, 2015 there were 20,937,796 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

VOLT INFORMATION SCIENCES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 2, 2014

Table of Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are “forward-looking” statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events of our business and industry in general. The terms “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the following:

•	changes in general economic conditions;

•	our Staffing Services segment is in a very competitive industry with few significant barriers to entry;

•	our ability to comply with restrictive covenants in our credit agreements;

•	our project-related businesses are subject to delays, unanticipated costs and cancellations;

•	many of our contracts either provide no minimum purchase requirements, are cancellable during the term or both;

•	we rely extensively on our information technology systems and are vulnerable to damage and interruption;

•	our business may be negatively affected if we are not able to keep pace with rapid changes in technology;

•	the loss of key customers could adversely impact our business;

•	we are dependent upon our key personnel and upon our ability to attract and retain technologically qualified personnel;

•	the outcome of any future litigation or regulatory proceedings, including any related to the restatement of our consolidated financial statements;

•	new and increased government regulation, employment costs or taxes could have a material adverse effect on our business, especially for our contingent staffing business; and

•	our business could be negatively affected as a result of a potential proxy contest for the election of directors at our annual meeting.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under the caption Risk Factors in Item 1A of this report. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Readers should not place undue reliance on any forward-looking statements contained in this report, which speak only as of the date of this report. We undertake no obligation to update any forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

PART I

ITEM 1.	BUSINESS
Volt Information Sciences, Inc. (the “Company” or “Volt”) is an international provider of staffing services (traditional time and materials based as well as project based), information technology infrastructure services, telecommunication infrastructure and security services, and telephone directory publishing and printing in Uruguay. Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily professional administration, technical, information technology and engineering positions. Our project-based staffing assists with individual customer assignments as well as customer care call centers and gaming industry quality assurance testing services, and our managed service programs consist of managing the procurement and on-boarding of contingent workers from multiple providers. Our information technology infrastructure services provide server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations. The Company was incorporated in New York in 1957. Unless the context otherwise requires, throughout this report, the words “Volt,” “the Company,” “we,” “us” and “our” refer to Volt Information Sciences, Inc. and its consolidated subsidiaries.

This report is presented as of the time this report is being filed, rather than as of November 2, 2014, and reflects that the Company sold its Computer Systems segment in the first quarter of fiscal 2015. The results of the Computer Systems segment are presented as discontinued operations and have been excluded from continuing operations and from segment results for all periods presented.

Fiscal 2014 was a year of significant achievement and success. During the year we emerged from an expensive and distracting multi-year restatement and brought our publicly available financial information current, became and stayed current on our SEC filing requirements, remediated material weaknesses in internal control, and increased shareholder liquidity by moving from the over-the-counter stock market to the NYSE-MKT exchange.

We made significant progress on our primary goal of a more highly focused and profitable Volt. The businesses we entered the year with were very diverse with few synergies and very different business models. This challenged our organization to find collaboration opportunities, stretched our management team, and made it difficult for investors to determine the true value of our consolidated company. We therefore focused on exiting our software businesses, which had significant upfront capital investments with extended payback periods and each of which was producing significant losses, and exited our telecommunication government solutions business as reduced federal spending minimized the opportunity for growth, efficiencies and our ability to deliver profitability. Each of these businesses had significantly different risk and return profiles than our core staffing and services business that have similar profitability, risks and returns on capital. As discussed further in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, operating results from continuing operations improved in 2014 to operating income from an operating loss in 2013.
Geographic Regions and Segments:
Volt operates approximately 150 locations worldwide, with approximately 90% of our revenues generated in the United States where we have employees in all 50 states. Our principal non-U.S. markets include Canada, the United Kingdom, and Germany, with presence in most European countries and several Asian locations. Our global footprint enables us to deliver consistent quality to our enterprise customers that require an established international presence. For financial information concerning our domestic and international operations and segment reporting, see our Segment Disclosure footnote to our Consolidated Financial Statements included in this report.
We report our activities in two reportable segments: Staffing Services and Other. Our operating segments have been determined in accordance with our internal management structure, which is based on operating activities. We evaluate business performance based upon several factors, using segment operating income as the primary financial measure. We believe operating income provides management and investors a measure to analyze operating performance of each business segment against historical and competitors’ data, although historical results, including operating income, may not be indicative of future results as operating income is highly contingent on many factors including the state of the economy, competitive conditions and customer preferences.
We allocate all costs to the operating segments except for costs not directly relating to our operating activities such as corporate-wide general and administrative costs and fees related to restatement, investigations and remediation that were completed during 2014. These costs are not allocated because doing so would not enhance the understanding of segment operating performance and they are not used by management to measure segment performance.

Staffing Services
The Staffing Services segment provides workforce management expertise including technology outsourcing services and solutions. Our staffing services are provided through approximately 130 locations in North America, Europe and Asia. We deliver a broad spectrum of contingent staffing, direct placement, staffing contracting and management, and other employment services. Our contingent workers are placed on assignment with our customers in a broad range of occupations including accounting, administrative, customer care, engineering, finance, human resources, information technology, life sciences, manufacturing and assembly, sales and marketing, technical communications and media, and warehousing and fulfillment. Our contingent staffing services are provided for varying periods of time to companies and other organizations (including government agencies) ranging from smaller retail accounts that may require ten or fewer contingent workers at a time to enterprise accounts that require as many as several thousand contingent workers at a time. Our enterprise accounts typically enter into longer term procurement agreements with us resulting in lower direct margins compared to our retail accounts.
Within our Staffing Services segment we refer to customers that require multi-location, coordinated account management and service delivery in multiple skillsets as enterprise customers, while our retail customers are primarily in a single location with sales and delivery handled primarily from a geographically local team and with relatively few headcount on assignment in one or two skillsets. We also distinguish between traditional staffing services for which we are paid on a time and materials basis where we provide contingent staff that work under the supervision of our customers and staffing services where we provide additional services including project based services, for which we are sometimes paid on a basis other than time and materials.
During 2014 the North American staffing management of enterprise accounts moved to a national rather than a regional account management structure with all of delivery being coordinated nationally using a blended national and local model. Under this delivery model all orders are centralized and then distributed to a team member based on a combination of skillset and customer expertise, as well as available capacity as opposed to the predominately local sales/delivery model previously utilized. The new distribution model not only allows for skillset and customer specialization, but increased efficiencies through load balancing of our delivery team that enables us to quickly respond to changes in demand on a national level. We believe that this management structure and increased efficiencies of the delivery team has improved operating margin in North America as well as helped us identify future growth opportunities in vertical, geographical and skillset markets.
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
Contingent staff is recruited through proprietary internet recruiting sites, independent web-based job search companies, and social networking talent communities through which we build and maintain proprietary databases of candidates from which we can fill current and future customer needs. Contingent workers become Volt employees during the period of their assignment and we are responsible for the payment of wages, payroll taxes, workers’ compensation insurance, unemployment insurance and other benefits. Customers will sometimes hire Volt’s contingent workers as their own employees after a period of time, for which we usually receive a fee.
We also provide recruitment and direct placement services of specialists in the information technology, engineering, technical, accounting, finance and administrative support disciplines. These services are primarily provided on a contingency basis with fees earned only if our customers ultimately hire the candidates.
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

Our MSPs are administered through the use of vendor management system software (“VMS”) licensed from various VMS providers.
Our technology outsourcing services and solutions provide flexible and scalable customer care call centers, video and online gaming industry quality assurance testing services, project-based staffing, quality assurance testing, and customer care solutions including end-user and technical, sales and retention support. Project-based staffing includes project management and provides IT infrastructure outsourcing, data center management, enterprise technology implementation and integration and corporate helpdesk services.
Other Segment
Our Other reportable segment consists of our information technology and telecommunication infrastructure and security businesses, as well as our Uruguay telephone directory publishing and printing business.
Our information technology infrastructure services business provides server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations. We deliver our services across the United States and in major business centers globally, including hardware maintenance on all major brands of server, storage, network and desktop products, network and data center monitoring and operations services in large data center environments, and designing, deploying and supporting corporate technology upgrade and refresh programs including cloud strategies and Windows migration. We sell our services directly to corporate customers with data center and network product providers, and through value added resellers. Our target markets include financial services, telecommunications and aerospace.
Our telecommunication infrastructure and security services business is an integrator of enterprise, location and metropolitan security, voice and data systems for Fortune 500, critical infrastructure and telecommunications companies and government entities across the United States. We design, engineer, build, and maintain infrastructure services, Voice and Data networks, wireless systems and security systems.
Our telephone directory publishing and printing business publishes telephone directories in Uruguay under contract with the Uruguayan telephone company, including White Pages, the sale of Yellow Pages and web portal advertising. This business operates a printing facility in Uruguay, which produces the Uruguay telephone directories, directories for other publishers in other countries, and commercial books, magazines, periodicals and advertising material.

Business Strategy
We believe that building upon our established brands and reinforcing our strong customer relationships will position Volt to grow both profitability and shareholder value. Key elements of our strategy include:
Expand Margins and Reduce Operating Expenses
We are focused on increasing profitability through initiatives to expand margins, reduce operating expenses, provide superior delivery and expand profitable revenue. We are pursuing these initiatives along with promoting a culture of disciplined execution to further expand our operating income:

•	increase our market share in our key customers and target market sectors;

•	provide superior delivery that will ultimately drive higher revenues at improved margins;

•	focus on core business offerings and on market sectors where we are profitable or that have long-term growth potential, and reduce or eliminate non-core, non-strategic business;

•	increase the percentage of our revenue represented by higher-margin business;

•	exit or reduce business levels in sectors or with customers where profitability or business terms are unfavorable; and

•	consolidate financial and other administrative and support functions, implement process standardization, and use productivity metrics to drive more cost-effective performance.
In January 2014, we sold our Procurestaff Technologies business, and in December 2014 we announced the sale of our Computer Systems segment. Each of these transactions reflects our primary goal of increasing profitability and our strategy of aligning our portfolio of businesses around staffing and services with similar profitability, risks, and returns on capital.
Volt will continue to evaluate our individual businesses and service offerings as we seek to prioritize profitability over topline growth. These assessments are being conducted in the context of our broader portfolio and our targeted risk and return profile. Businesses or service offerings that do not meet our investment parameters will be discontinued or divested. We believe that these actions will continue to improve our results as well as the consistency of our returns across our portfolio of businesses.

Volt's top priority remains profitability and we believe that the actions we are taking will drive higher revenues ultimately. We expect these actions to increase margins and reduce operating expenses as a percentage of margins, thus driving increased operating income.
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
Customers
The Company serves multinational, national and local customers providing staffing services (traditional time and materials based as well as project based), information technology and telecommunication infrastructure and security services, and telephone directory publishing and printing in Uruguay. The Company had no single customer that accounted for more than 10% of consolidated net revenue in the fiscal years 2014, 2013 and 2012. Our top 10 customers represented approximately 30%, 34% and 34% of our fiscal 2014, 2013 and 2012 revenue, respectively. The loss of one or more of these customers, unless the business is replaced, could have an adverse effect on our results of operations or cash flows.
For the fiscal years ended 2014, 2013 and 2012, 87.1%, 89.3% and 90.7% of our revenue, respectively, were from customers in the United States.
Competition
The markets for Volt’s staffing services are highly competitive. There are few barriers to entry, so new entrants frequently appear resulting in considerable market fragmentation. There are over 100 competitors with annual revenues over $300 million, some of whom are larger and have greater resources than we do. These large competitors collectively represent less than half of all staffing services revenues, and there are many smaller companies competing in varying degrees at local levels. Our direct staffing competitors include Adecco, Allegis, CDI Corp., Hays, Kelly Services, Manpower, Randstad, Recruit, Robert Half, and Tempstaff.
Our IT infrastructure business competes with large system integration firms as well as software and hardware providers that are increasingly offering services to support their products. Many of our competitors are able to offer a wide range of global services, and some of our competitors benefit from greater brand recognition than we have.
Our telecommunication infrastructure services business has competition from a wide range of contractors, many of which have greater resources and breadth of experience. Successfully competing in this market requires us to focus on those areas where we believe our expertise and capability is greater than our competitors and where we can deliver services with a cost structure that will permit us to achieve acceptable margins at acceptable risk levels.
In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate. Companies in our industries compete on price, service quality, new capabilities and technologies, customer attraction methods, and speed of completing assignments.
Intellectual Property

VOLT is the principal registered trademark for our brand in the United States. ARCTERN, A VOLT INFORMATION SCIENCES COMPANY, FNCS & DESIGN, MAINTECH, PARTNER WITH US, COMPETE WITH ANYBODY, TEAM WITH US. COMPETE WITH ANYBODY,  and VOLTSOURCE are other registered trademarks in the United States. The Company also owns and uses common law trademarks and service marks.
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
Employees
As of November 2, 2014, Volt employed approximately 32,000 people, including approximately 28,600 who were on contingent staffing assignments for the Staffing Services segment. Those people on contingent staffing assignments are on our payroll for the length of their assignment.
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
Access to Our Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. These and other SEC reports filed by us are available to the public free of charge at the SEC’s website at www.sec.gov and in the Investors & Governance section at our website at www.volt.com, as soon as reasonably practicable after filing with the SEC.
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
Risks Relating to the Economy and our Industry
Our business is adversely affected by weak economic and other business conditions.
The global economy is unsettled with low or negative growth in Europe and emerging economies. Employment rates in the United States continued a slow recovery early in the year, although the recovery then accelerated particularly in the fourth quarter. In the past our business has not performed as well during periods of elevated unemployment and weak economic conditions, and our business has similarly struggled during the recent periods.
During periods of elevated unemployment levels demand for contingent and permanent personnel decreases, which adversely impacts our Staffing Services segment. During slower economic activity, many of our customers reduce their use of contingent workers before undertaking layoffs of their own employees, resulting in decreased demand for contingent workers. Decreased demand and higher unemployment levels result in lower levels of pay rate increases and increased pressure on our markup of staffing service rates and direct margins and higher unemployment insurance costs. Since employees are also reluctant to risk changing employers, there are fewer openings available and, therefore, reduced activity in permanent placements. In recent years, many of our customers have significantly reduced their workforce, including their use of contingent labor.
In our business segments, we have experienced competition and pressure on price, margins and markups for renewals of customers’ contracts. There can be no assurance that we will be able to continue to compete in our business segments without impacting revenue or margins. Additionally, our efforts to manage costs in relation to our business volumes may not be successful, and the timing of these efforts and associated earnings charges may adversely affect our business.
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
Risks Related to our Capital Structure and Finances
Our ability to comply with restrictive covenants in our credit agreements.
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
In some of our contracts we guarantee certain results of a project, such as the substantial completion of a project by a scheduled date, performance testing levels, results and other performance requirements. Failure to meet those criteria could result in additional costs or penalties, including liquidated damages, which could exceed our projected profit. Many projects involve extended time periods, sometimes over several years. We may encounter difficulties and delays, schedule changes, delays from our customers’ failure to timely obtain rights required to perform or complete a project, weather-related delays and other factors, some of which are beyond our control, that could impact our ability to complete projects in accordance with the original delivery schedules. In addition, we often contract with subcontractors to assist us with our responsibilities, and any delay or poor performance by subcontractors may result in delays in the overall progress of projects or may cause us to incur additional costs, or both. Delays and additional costs may be substantial, we may not be able to recover any or all of these costs and our revenues and operating profits could be significantly reduced. We also may be required to invest significant working capital to fund cost overruns. Delays or cancellations also may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.
At times, project contracts may require customers or other parties to provide the specifications, design, equipment or materials to be used on a project. In some cases, the project schedule or the design, or equipment may be deficient or delivered later than required by the project schedule. In addition, our customers may change or delay various elements of a project after commencement, resulting in additional direct or indirect costs.
Under these circumstances, we generally attempt to negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We may be unable to obtain, through negotiation, arbitration, mediation, litigation or otherwise, adequate amounts to compensate us for additional work or expense incurred by us due to customer change orders or failure by the customer to deliver items, such as specifications or materials on time. Litigation, arbitration or mediation of claims for compensation may be lengthy and costly, and may not ultimately result in us receiving adequate compensation for these matters, which could adversely affect our results of operations or cash flows. Delays or cancellations also may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.
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
We rely on our information technology systems and infrastructure to process transactions, summarize results, and manage our business, including maintaining customer information. Failure to protect and maintain our data and information technology systems may cause outages or security breaches in our systems that could adversely affect our results of operations or cash flows, as well as our business reputation.
Our business may be negatively affected if we are not able to keep pace with rapid changes in technology.
We must innovate and evolve our services and products to satisfy customer requirements and to remain competitive. There can be no assurance that in the future we will be able to foresee needed changes and to identify, develop and commercialize innovative and competitive services and products in a timely and cost effective manner and to achieve customer acceptance in markets characterized by rapidly changing technology and frequent new product and service introductions.
The loss of any key customers could adversely impact our business.
Although we had no customer that represented over 10% of revenues in fiscal years 2014 or 2013, reductions, delays or cancellation of contracts with any of our key customers or the loss of one or more key customers could materially reduce our revenue and operating income. There is no assurance that our current customers will continue to do business with us or that contracts with existing customers will continue at current or historical levels.

We are dependent upon the quality of our personnel.
Our operations are dependent on the continued efforts of our senior management. In addition, we are dependent on the performance and productivity of our managers and field personnel. Our ability to attract and retain business is significantly affected by customer relationships and the quality of service rendered. The loss of high quality personnel and members of management with significant experience in our industry without replacement by similar quality and experience may cause a significant disruption to our business. Moreover, the loss of key managers and field personnel could jeopardize existing customer relationships with businesses that use our services based upon relationships with those managers and field personnel.

We are dependent upon our ability to attract and retain technologically qualified personnel.
Our operations are dependent upon our ability to attract and retain technologically qualified personnel, particularly for temporary assignments to customers of our Staffing Services segment, as well as in the areas of implementation and upgrading of internal systems. The availability of such personnel is dependent upon a number of economic and demographic conditions. We may in the future find it difficult or more costly to hire such personnel in the face of competition from other companies.
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
Costs related to litigation could adversely impact our financial condition.
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
Improper disclosure of sensitive or confidential employee or customer data, including personal data, could result in liability and harm our reputation.
Our business involves the use, storage and transmission of information about our full-time and contingent workers, customers and other individuals. This information may contain sensitive or confidential employee and customer data, including personal data. Additionally, our employees may have access or exposure to customer data and systems, the misuse of which could result in legal liability. We and our third party service providers have established policies and procedures to help protect the security and privacy of this information. It is possible that our security controls over sensitive or confidential data and other practices we and our third party service providers follow may not prevent the improper access to or disclosure of such information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.
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

In some of our foreign markets, new and proposed regulatory activity is imposing additional requirements and costs, and could cause changes in customers’ attitudes regarding the use of outsourcing and contingent workers in general, which could have an adverse effect on our contingent staffing business.
Risks Related to Our Common Stock
Our stock price could be volatile and, as a result, investors may not be able to resell their shares at or above the price they paid for them.
Our stock price has in the past, and could in the future, fluctuate as a result of a variety of factors, including:

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
The stock market has experienced, and is likely to in the future experience, volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our common stock.
Our principal shareholders own a significant percentage of our common stock and will be able to exercise significant influence over Volt. Their interests may differ from those of other shareholders.
As of December 31, 2014, our principal shareholders, who are related family members, controlled approximately 40% of our outstanding common stock. Although there can be no assurance as to how these shareholders will vote, these shareholders, if they vote in the same manner, would effectively be able to control the composition of our board of directors and many other matters requiring shareholder approval and would continue to have significant influence over our affairs. The interests of our principal shareholders may not align with those of our other shareholders.

Furthermore, the provisions of the New York Business Corporation Law, to which we are subject, require the affirmative vote of the holders of two-thirds of all of our outstanding shares entitled to vote in order to adopt a plan of merger or consolidation between us and another entity and to approve a sale, lease, exchange or other disposition of all or substantially all of our assets not made in our usual and regular course of business. Accordingly, our principal shareholders, acting together, could prevent the approval of such transactions even if such transactions are in the best interests of our other shareholders.

Our business could be negatively affected as a result of a potential proxy contest for the election of directors at our annual meeting, and such proxy contest could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of the Company’s securities.
On December 9, 2014, Glacier Peak Capital and its affiliates submitted a notice of its intention to nominate four director candidates for election to the Board at our 2015 annual meeting of shareholders. If Glacier Peak does not withdraw its nominations and we are unable to reach an agreement with Glacier Peak relating to our 2015 annual meeting, a proxy contest is likely to occur. It is possible that Glacier-nominated directors could constitute half of the Board following our 2015 annual meeting.
A proxy contest would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the Board of Directors. In addition, if Glacier Peak’s nominees were to constitute half of the Board following our 2015 annual meeting, because any action by the Board requires the affirmative vote of not less than a majority of the directors present and voting, it is possible that the Board would deadlock on certain issues. The potential of a proxy contest could interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key business partners, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results.
The market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above or a threat of future stockholder activism.
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
None.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in approximately 18,700 square feet at 1065 Avenue of the Americas, New York, New York under a lease that expires in 2015. A summary of our principal owned and leased properties (those exceeding 20,000 square feet) that are currently in use is set forth below:
United States

Location	Business Segment/Purpose	Own/Lease	Lease Expiration	Approximate Square Feet
Orange, California	Staffing Services and General and Administrative Offices	Own (1)	—	200,000
Redmond, Washington	Staffing Services	Lease	2015	77,000
Rochester, New York	Computer Systems (2)	Lease	2018	51,000
San Antonio, Texas	Staffing Services	Lease	2019	71,000
Wallington, New Jersey	Other	Lease	2015	32,000

(1)
See our Consolidated Financial Statements for information regarding a term loan secured by a deed of trust on this property. We lease approximately 39,000 square feet of these premises to an unaffiliated third party with a term through October 31, 2015, with the tenant having two additional 60-month lease renewal options and certain rights of early termination.

(2)	See our Consolidated Financial Statements for information regarding the Company's sale of the Computer Systems segment during the first quarter of fiscal 2015.
International

Location	Business Segment/Purpose	Own/Lease	Lease Expiration	Approximate Square Feet
Montevideo, Uruguay	Other	Own	—	93,000
Bangalore, India	Other	Lease	Between 2015 and 2017	30,000
We lease space in approximately 130 other facilities worldwide, excluding month-to-month leases, each of which consists of less than 20,000 square feet. These leases expire at various times from 2015 until 2022.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Until August 25, 2014, our common stock was listed on the over-the-counter market under the symbol “VISI”. Since then it has traded on the NYSE MKT under the symbol “VISI”. The following table sets forth, for the periods indicated, the high and low sales prices or the high and low bid quotations for our common stock for the years ended November 2, 2014 and November 3, 2013. The over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Period		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	High	$10.05	$10.15	$9.50	$9.50
	Low	$8.30	$7.94	$7.45	$7.77
2013	High	$7.81	$8.74	$8.10	$8.90
	Low	$6.20	$7.79	$6.65	$6.85

Cash dividends have not been paid for the five years ended November 2, 2014 and through the date of this report. One of our credit agreements contains a covenant that limits cash dividends, capital stock purchases and redemptions in any one fiscal year to the greater of $5.0 million or 50% of our prior year’s consolidated net income, as defined. As the Company reported a loss in fiscal 2014, the amount available under this covenant is $5.0 million.
On January 2, 2015 there were 269 holders of record of our common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.
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
Our purchases of our common stock from July 28, 2008 to November 2, 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under Plan or Program
July 28, 2008 - August 24, 2008	—	—	—	1,500,000
August 25, 2008 - September 21, 2008	255,637	$10.84	255,637	1,244,363
September 22, 2008 - November 2, 2008	903,098	$8.75	903,098	341,265
June 28, 2009 - August 2, 2009	32,010	$7.08	32,010	309,255
Total	1,190,745		1,190,745

Performance Information

Shareholder Return Performance Graph
The Company’s Peer Group Index includes companies having market capitalizations that are within 5% of the market capitalization of the Company’s Common Stock at the end of the Company’s latest fiscal year-end (this peer group has been selected by the Company because the Company has operated in diverse business segments).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Volt Information Sciences, Inc., the NYSE Composite Index, and PEER GROUP INDEX

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
11/1/09
10/31/10
10/31/11
10/28/12
11/3/13
11/2/14
Volt Information Sciences, Inc.
NYSE Composite
PEER GROUP INDEX

*$100 invested on 11/1/09 in stock or index, including reinvestment of dividends.
Fiscal year ending November 2.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended November 2, 2014, November 3, 2013, October 28, 2012, October 30, 2011 and October 31, 2010. The data below should be read in conjunction with, and is qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and notes thereto. The financial information presented may not be indicative of our future performance.
Volt Information Sciences, Inc. and Subsidiaries
Selected Financial Data

For the year ended, (in thousands, except per share data)	November 2, 2014	November 3, 2013	October 28, 2012	October 30, 2011	October 31, 2010
	52 weeks	53 weeks	52 weeks	52 weeks	52 weeks
STATEMENT OF OPERATIONS DATA
Net revenue	$1,710,028	$2,017,472	$2,146,448	$2,072,760	$1,854,598
Operating income (loss)	$4,786	$(7,252)	$(11,018)	$(39,872)	$(30,718)
Net loss from continuing operations, net of income taxes	$(3,387)	$(12,743)	$(16,035)	$(28,669)	$(36,907)
Income (loss) from discontinued operations, net of income taxes	$(15,601)	$(18,132)	$2,432	$44,298	$(59,468)
Net income (loss)	$(18,988)	$(30,875)	$(13,603)	$15,629	$(96,375)
PER SHARE DATA:
Basic:
Loss from continuing operations	$(0.16)	$(0.61)	$(0.77)	$(1.38)	$(1.77)
Income (loss) from discontinued operations	(0.75)	(0.87)	0.12	2.13	(2.86)
Net income (loss)	$(0.91)	$(1.48)	$(0.65)	$0.75	$(4.63)
Weighted average number of shares	20,863	20,826	20,813	20,813	20,812
Diluted:
Loss from continuing operations	$(0.16)	$(0.61)	$(0.77)	$(1.37)	$(1.77)
Income (loss) from discontinued operations	(0.75)	(0.87)	0.12	2.12	(2.86)
Net income (loss)	$(0.91)	$(1.48)	$(0.65)	$0.75	$(4.63)
Weighted average number of shares	20,863	20,826	20,813	20,896	20,812

For the year ended, (in thousands)	November 2, 2014	November 3, 2013	October 28, 2012	October 30, 2011	October 31, 2010
	52 weeks	53 weeks	52 weeks	52 weeks	52 weeks
BALANCE SHEET DATA
Cash and cash equivalents	$9,105	$9,846	$24,415	$36,685	$48,768
Working capital	$53,136	$62,146	$95,459	$110,932	$111,831
Total assets	$424,332	$501,340	$557,572	$579,479	$599,124
Long-term debt, current portion	$911	$839	$768	$708	$782
Long-term debt, excluding current portion	$7,216	$8,127	$9,033	$9,801	$10,509
Total stockholders’ equity	$91,394	$110,241	$143,117	$156,663	$140,137
Note - Cash dividends were not paid during the above periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.
Unrecognized Revenue - Non-GAAP Measures
We sometimes provide services despite a customer arrangement not yet being finalized, or continue to provide services under an expired arrangement while a renewal arrangement is being finalized. Generally Accepted Accounting Principles (“GAAP”) usually requires that services revenue be deferred until arrangements are finalized or in some cases until cash is received, which causes some periods to include the expense of providing services although the related revenue is not recognized until a subsequent period (“Unrecognized Revenue”). The discussion herein refers to financial data determined both using GAAP as well as on a non-GAAP proforma basis. The non-GAAP proforma basis includes adjustments for Unrecognized Revenue so that revenue is shown in the same period as the related services are provided. This non-GAAP financial information is used by management and provided herein because it provides a more complete understanding of the Company’s business results and trends. This non-GAAP information should not be considered an alternative for, or in isolation from, the financial information prepared and presented in accordance with GAAP. In addition, this measure may not be comparable to similarly titled measures used by other companies.
Overview
Fiscal 2014 was a year of significant achievement and success. During the year we emerged from an expensive and distracting multi-year restatement and brought our publicly available financial information current, became and stayed current on our SEC filing requirements, remediated material weaknesses in internal control, and increased shareholder liquidity by moving from the over-the-counter stock market to the NYSE-MKT exchange.
We made significant progress on our primary goal of a more highly focused and profitable Volt. The businesses we entered the year with were very diverse, with few synergies and very different business models. This challenged our organization to find collaboration opportunities, stretched our management team, and made it difficult for investors to determine the true value of our consolidated Company. We therefore focused on exiting our software businesses and aligning our portfolio of businesses around staffing and services with similar profitability risks and returns on capital. We sold our software businesses which had significant upfront capital investments with extended payback periods each of which was producing significant losses. We exited our telecommunication government solutions business, as reduced federal spending minimized the opportunity for growth, efficiencies and our ability to deliver profitability. Each of these businesses had significantly different risk and return profiles than our core staffing and services business that have similar profitability, risks and returns on capital. The annual profitability and cash flow savings from the businesses we exited this year are over $20 million.

As we increased the emphasis on profitability in our core business we changed the goals driving our traditional staffing from a focus on topline growth to profitability. We changed compensation programs to reward increased operating profitability and performance as opposed to revenue increases and sales margin dollars. We now evaluate each opportunity against our top priority of achieving profitability that is consistent with or exceeds our competitors in the areas we choose to compete in. Consistent with this goal, throughout 2014 our Staffing Services segment focused on improving operating income, particularly in our North America traditional time and materials staffing services, and reducing exposure to customers where profitability or business terms are unfavorable. This resulted in revenue contraction, and may continue to do so in the near term, however we believe that focusing on profitability will drive higher shareholder value. In addition, we are focusing on superior delivery of our staffing services, which we believe will ultimately drive higher revenues at improved margins.
During the first quarter of 2014 we reorganized our Staffing Services segment separating our recruiting and delivery function from sales and moving our enterprise customers into a national service model separate from retail customers served from our local branches. We organized our enterprise teams around industry verticals and are focusing on where we have the greatest experience and expertise and therefore can offer superior customer experiences that will lead to greater profitability and long-term growth. We have organized our delivery organization into regional centers and local hubs focused on the specialized skillsets where we have the deepest knowledge of candidates and the candidate characteristics that customers look for. Enterprise customers refers to our customers that require multi-location, coordinated account management and service delivery in multiple skillsets, while our retail customers are in primarily a single location with sales and delivery handled from a geographically local team and with relatively few headcount on assignment in one or two skillsets.
In reviewing our performance we consider several key financial measures. We look at average daily revenue, direct margin, gross margin, and operating income, and gauge our operating performance based on trends in these measures. Average daily revenue excludes fees from permanent placements and conversions and subcontracted staffing. Direct margin is used in our staffing businesses and represents revenue less the direct cost of contingent worker payroll and benefits, related employment taxes, and the cost of facilities used by contingent workers in fulfilling assignments and projects, including reimbursable costs. Gross margin represents revenue less direct costs (direct margin) and indirect costs, which include recruiting costs and delivery overheads such as onsite workforce management. Operating income represents gross margin less sales and marketing costs, general and administrative costs directly relating to operating activities, amortization of purchased intangible assets and restructuring costs.
In our Staffing Services segment the number of workdays, and therefore revenue, varies and is typically lowest in our first fiscal quarter due to the Thanksgiving, Christmas and New Year holidays, and demand typically increases in the third and fourth fiscal quarters when customers increase the use of our administrative and industrial labor during the summer vacation period. The number of workdays by quarter in a 52-week fiscal year is 59, 65, 63 and 64. The average revenue per workday also varies by quarter, being the lowest in our first fiscal quarter due to facility closures at some customers during the holidays in some cases for up to two weeks, and closures caused by severe winter weather conditions.
While some of our costs vary with the average daily revenue, such as recruiter and salesperson commissions, most costs vary with contingent workers on assignment (whether working on a particular day or not) or are more fixed in nature, and therefore operating income by quarter varies during the year with the first quarter being the lowest, with the lowest number of workdays and lowest daily average revenue. More significantly, employment taxes vary during the year as payroll tax contributions reset each January and annual maximums are then met in subsequent periods for various state and Federal taxes, such as Social Security Tax, particularly for higher salaried employees. For these reasons our Staffing Services segment margins and operating income is typically the lowest in the first fiscal quarter of each year and typically grows sequentially in each subsequent quarter.
Our Staffing Services segment’s customer demand is dependent on the strength of the labor market, with improving economic growth typically requiring an increase in labor resulting in greater demand for our staffing services. Conversely, during periods of weak economic growth or economic contraction the demand for our staffing services typically declines. During periods of increasing demand we typically are able to leverage our existing resources and not increase our selling, administrative and other operating costs as quickly as our revenues and direct margins, resulting in improved profitability ratios. When demand declines we typically do not decrease our selling, administrative and other operating costs as quickly as our revenues and direct margins because we seek to safeguard our long-term potential to support expansion, and this typically results in decreased profitability ratios.
Net revenue from continuing operations in 2014 decreased approximately 15% compared to 2013 and in our Staffing Services segment decreased approximately 16% as a result of lower demand primarily at our large enterprise customers and our continuing initiative to reduce exposure to customers with unfavorable business terms, and the impact of fiscal 2014 consisting of 52 weeks while fiscal 2013 consisted of 53 weeks. However, after average daily revenue decreased each quarter in 2013 and the first half of 2014 for the above reasons, a modest increase was achieved sequentially in both the third and fourth quarters of 2014. GAAP operating results from continuing operations in 2014 improved $12.1 million to income of $4.8 million from a loss of $7.3 million in 2013. Including Unrecognized Revenue, proforma operating results from continuing operations improved $15.4 million to proforma operating income of $2.1 million from a proforma loss of $13.3 million in 2013. Increased or flat direct margin percentages were achieved in each quarter of 2014 compared to the same quarter in 2013. The Staffing Services segment received a $3.0 million multi-year indirect tax recovery in 2013. Excluding the $3.0 million multi-year indirect tax recovery and approximately $1.1 million from the 53rd week in 2013, the Staffing Services segment operating income and direct margin percentage improved as a result of decreased administrative and other operating costs, the reorganization of our traditional staffing business, the divestiture of the Procurestaff business, our continuing initiative to reduce exposure to customers with unfavorable business terms and improved results in our call center, games testing and other project-based staffing services.

Net loss in fiscal 2014 of $19.0 million (proforma $21.7 million) included restatement, investigations and remediation expenses of $5.3 million, restructuring costs of $2.5 million ($0.5 million reflected in corporate general and administrative), losses from discontinued operations of $15.6 million, a $1.0 million cost in our workers compensation program related to multiple years, and a $1.4 million true-up of non-U.S. income taxes related to multiple years. Without these items net income in 2014 would have been $6.8 million and proforma net income of $4.1 million.

Net loss in fiscal 2013 of $30.9 million (proforma $37.0 million) included restatement, investigations and remediation expenses of $24.8 million, restructuring costs of $0.8 million, losses from discontinued operations of $18.1 million, the $3.0 million indirect tax recovery related to multiple years and approximately $1.1 million from the 53rd week in 2013. Without these items we would have had net income of $8.7 million and proforma net income of $2.6 million.

We have made substantial progress in adjusting our expense structure so that it responds to changing revenues, and are pleased that our net income and proforma net income, adjusted for the above items, is similar to last year despite the decrease in revenues. We incurred a number of general and administrative costs beyond those listed that will not recur in the future, and so while we continue to focus on streamlining costs we believe that we are well positioned to increase profitability in the future, particularly when revenues increase.
We have a very low effective income tax rate, primarily because we have a valuation allowance of $109.2 million for substantially all United States domestic net deferred income tax assets. Accordingly, most current period income and losses are added or subtracted from our net operating loss carryforwards but these changes have substantially offsetting changes in our income tax valuation allowance. Realization of deferred tax assets is dependent upon reversals of existing taxable temporary differences, taxable income in prior carryback years, and future taxable income. Accounting guidance restricts the amount of reliance a company can place on projected taxable income to support the recovery of the deferred tax assets, and a three-year cumulative loss is significant negative evidence. Beginning in the second quarter of fiscal year 2010 and continuing through the end of fiscal year 2014, our cumulative United States domestic results for each three-year period then ended were a loss, with a significant portion of that loss resulting from our restatement, investigations and remediation and related costs. Accordingly, we maintain a valuation allowance against substantially all United States domestic net deferred tax assets. At such time as our cumulative United States domestic results for the immediately preceding three-year period are no longer a loss, the required valuation allowance may decrease depending on our expectations for future taxable income against which we can utilize our net loss carryforwards, tax credit carryforwards, and other deferred tax assets considering factors such as the United States domestic demand for contingent staffing and other services.
Cash generated from continuing operations in 2014 from changes in operating assets and liabilities (primarily a reduction in Staffing segment accounts receivable) was $26.6 million and $9.0 million from operating activities resulting in net cash generated from continuing operations of $35.6 million. Of this amount, $18.1 million was used to reduce borrowing as our receivable collateral amount reduced and $17.5 million was used in funding the discontinued Computer Systems segment. On November 2, 2014 we had $27.4 million borrowing available under the short-term financing program based on eligible collateral, and a maximum of $80.0 million available to fund increased eligible staffing segment receivable growth.
Our fiscal year ends on the Sunday nearest October 31st. As a result, most fiscal years contain 52 weeks and a 53rd week is added every five or six years. The 2014 and 2012 fiscal years consisted of 52 weeks while the 2013 fiscal year consisted of 53 weeks.
Recent Developments
On December 1, 2014, we sold our Computer Systems segment to NewNet Communication Technologies, LLC (“NewNet”), a wholly-owned subsidiary of Skyview Capital, LLC. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of our Computer Systems segment are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented.
On January 9, 2015, the Board of Directors of the Company approved a new share repurchase program of up to 1,500,000 shares of the Company's common stock during a 36-month period commencing January 19, 2015. The Board of Directors also terminated the existing share repurchase program that was authorized on June 2, 2008.

Consolidated Results of Continuing Operations and Financial Highlights (Fiscal 2014 vs. Fiscal 2013)
Results of Continuing Operations by Segment (Fiscal 2014 vs. Fiscal 2013)

	Year ended November 2, 2014			Year ended November 3, 2013
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net Revenue	$1,710,028	$1,599,046	$110,982	$2,017,472	$1,899,723	$117,749
Expenses
Direct cost of staffing services revenue	1,359,048	1,359,048	—	1,627,166	1,627,166	—
Cost of other revenue	92,440	—	92,440	94,519	—	94,519
Selling, administrative and other operating costs	231,104	212,471	18,633	265,002	243,997	21,005
Amortization of purchased intangible assets	181	101	80	511	34	477
Restructuring costs	2,010	1,431	579	781	781	—
Segment operating income (loss)	25,245	25,995	(750)	29,493	27,745	1,748
Corporate general and administrative	15,198			11,917
Restatement, investigations and remediation	5,261			24,828
Operating income (loss)	4,786			(7,252)
Other income (expense), net	(2,947)			(2,569)
Income tax provision	5,226			2,922
Net loss from continuing operations	$(3,387)			$(12,743)

NON-GAAP PROFORMA TABLE

	Year ended November 2, 2014			Year ended November 3, 2013
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net Revenue	$1,710,028	$1,599,046	$110,982	$2,017,472	$1,899,723	$117,749
Recognition of previously unrecognized revenue	(5,313)	(5,088)	(225)	(11,166)	(11,166)	—
Additions to unrecognized revenue	2,625	2,563	62	5,094	4,869	225
Net non-GAAP proforma adjustment	(2,688)	(2,525)	(163)	(6,072)	(6,297)	225
Non-GAAP proforma net revenue	1,707,340	1,596,521	110,819	2,011,400	1,893,426	117,974
Expenses
Direct cost of staffing services revenue	1,359,048	1,359,048	—	1,627,166	1,627,166	—
Cost of other revenue	92,440	—	92,440	94,519	—	94,519
Selling, administrative and other operating costs	231,104	212,471	18,633	265,002	243,997	21,005
Amortization of purchased intangible assets	181	101	80	511	34	477
Restructuring costs	2,010	1,431	579	781	781	—
Non-GAAP proforma segment operating income (loss)	22,557	23,470	(913)	23,421	21,448	1,973
Corporate general and administrative	15,198			11,917
Restatement, investigations and remediation	5,261			24,828
Non-GAAP proforma operating income (loss)	2,098			(13,324)
Other income (expense), net	(2,947)			(2,569)
Income tax provision	5,226			2,922
Non-GAAP proforma net loss from continuing operations	$(6,075)			$(18,815)

Consolidated Results of Continuing Operations (Fiscal 2014 vs. Fiscal 2013)
Net Revenue: Net revenue in fiscal 2014 decreased $307.5 million to $1,710.0 million from $2,017.5 million in fiscal 2013, and proforma net revenue decreased by $304.1 million, or 15.1%, to $1,707.3 million from $2,011.4 million in fiscal 2013. The change in revenue, including the impact of fiscal 2014 consisting of 52 weeks while fiscal 2013 consisted of 53 weeks, was primarily the result of decreased Staffing Services revenues of $300.7 million (proforma of $296.9 million) resulting from lower demand primarily at our large enterprise customers, our continuing initiative to reduce exposure to customers with unfavorable business terms, and with respect to GAAP results $3.8 million higher net staffing Unrecognized Revenue.
Direct Cost of Staffing Services Revenue: Direct cost of Staffing Services revenue in fiscal 2014 decreased $268.2 million, or 16.5%, to $1,359.0 million from $1,627.2 million in fiscal 2013. This decrease was primarily the result of fewer contingent staff on assignment consistent with the related decrease in revenues and to a lesser extent by improved margins. Direct margin of Staffing Services revenue as a percent of proforma staffing revenue in 2014 was 14.9% from 14.1% in 2013 primarily resulting from our initiative focusing on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable, and higher margins on our call center, games testing and other project based revenue.
Cost of Other Revenue: Cost of other revenue in fiscal 2014 decreased $2.1 million, or 2.2%, to $92.4 million from $94.5 million in fiscal 2013. This decrease was primarily due to lower costs of publishing and printing and telecommunication infrastructure and security services consistent with lower revenues, offset by increased costs at slightly lower margins for our information technology infrastructure services.
Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in fiscal 2014 decreased $33.9 million, or 12.8%, to $231.1 million from $265.0 million in fiscal 2013. The first quarter of fiscal 2013 included a $3.0 million indirect tax recovery related to multiple years. Adjusting for the indirect tax recovery, selling, administrative and other operating costs decreased $36.9 million, or 13.8%, primarily from lower recruiting and sales and marketing costs, lower vendor management system development costs resulting from the divestiture of Procurestaff in the first quarter of 2014, and lower MSP administrative costs.
Restructuring Costs: Restructuring costs in fiscal 2014 were primarily comprised of workforce reductions in our Staffing Services segment resulting from the restructuring of our traditional staffing services and our divestiture of Procurestaff.
Restructuring costs in fiscal 2013 were comprised of workforce reductions in our Staffing Services segment in connection with our focus on achieving acceptable operating income from our traditional time and materials Staffing Services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable.
Restatement, Investigations and Remediation: Restatement, investigations and remediation were comprised of financial and legal consulting, audit, and related costs and in fiscal 2014 amounted to $5.3 million compared to $24.8 million in fiscal 2013. The decreased costs were a result of completion of delayed filings during the first quarter of 2014.
Operating Income (Loss): Operating results in fiscal 2014 improved $12.1 million to income of $4.8 million from a loss of $7.3 million in 2013, and proforma results improved $15.4 million to proforma income of $2.1 million from a proforma loss of $13.3 million in 2013. The Staffing Services segment operating income decreased $1.7 million to $26.0 million from $27.7 million in 2013, however proforma operating income increased by $2.1 million, or 9.4%, to $23.5 million from $21.4 million in 2013 primarily resulting from lower revenues, although at higher direct margin rates, offset by a decrease in administrative and other operating costs. This was primarily the result of our continuing initiative to reduce exposure to customers with unfavorable business terms, improved results in our call center, games testing and other project-based staffing, improved MSP results and lower costs as a result of the divestiture of Procurestaff.
Operating income in fiscal 2014 of $4.8 million (proforma $2.1 million) included restatement, investigations and remediation expenses of $5.3 million, restructuring costs of $2.5 million ($0.5 million reflected in corporate general and administrative), and a $1.0 million cost in our workers compensation program related to multiple years. Without these items we would have had operating income of $13.6 million and proforma operating income of $10.9 million.
Operating loss in fiscal 2013 of $7.3 million (proforma $13.3 million) included restatement, investigations and remediation expenses of $24.8 million, restructuring costs of $0.8 million, a $3.0 million indirect tax recovery related to multiple years and approximately $1.1 million of operating income from the 53rd week in 2013. Without these items we would have had operating income of $14.2 million and proforma operating income of $8.2 million.

Other Income (Expense), net: Other expense in fiscal 2014 increased $0.3 million, or 14.7%, to $2.9 million from $2.6 million in fiscal 2013, primarily related to increased interest expense and non-cash foreign exchange gains and losses on intercompany balances.
Income Tax Provision: Income tax provision in fiscal 2014 amounted to $5.2 million compared to $2.9 million in fiscal 2013, primarily related to locations outside of the United States. We have a valuation allowance for substantially all United States domestic net deferred tax assets because our three-year cumulative loss raises significant doubt that future taxable income will be available to offset them.
Results of Continuing Operations by Segments (Fiscal 2014 vs. Fiscal 2013)
Staffing Services
Net Revenue: The segment’s net revenue in fiscal 2014 decreased $300.7 million to $1,599.0 million from $1,899.7 million in fiscal 2013, and proforma net revenue decreased by $296.9 million, or 15.7%, to $1,596.5 million from $1,893.4 million in fiscal 2013. The decrease in revenue, including the impact of fiscal 2014 consisting of 52 weeks while fiscal 2013 consisted of 53 weeks, was primarily the result of lower demand primarily at our large enterprise customers, our continuing initiative to reduce exposure to customers with unfavorable business terms, and with respect to GAAP results $3.8 million higher net staffing Unrecognized Revenue.
Direct Cost of Staffing Services Revenue: Direct cost of staffing services revenue in fiscal 2014 decreased $268.2 million, or 16.5%, to $1,359.0 million from $1,627.2 million in fiscal 2013. This decrease was primarily the result of fewer contingent staff on assignment consistent with the related decrease in revenues and to a lesser extent by improved margins. Direct margin of Staffing Services revenue as a percent of proforma staffing revenue in 2014 was 14.9% from 14.1% in 2013 primarily resulting from our initiative focusing on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable, and higher margins on our call center, games testing and other project based revenue.
Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in fiscal 2014 decreased $31.5 million, or 12.9%, to $212.5 million from $244.0 million in fiscal 2013. The first quarter of fiscal 2013 included a $3.0 million indirect tax recovery related to multiple years. Adjusting for the indirect tax recovery, selling, administrative and other operating costs decreased $34.5 million, or 14.0%, primarily from lower recruiting and sales and marketing costs, lower vendor management system development costs resulting from the divestiture of Procurestaff in the first quarter of 2014, and lower managed service program administrative costs. As a percent of proforma staffing revenue in 2014 these costs were 13.3% and 12.9% in 2013.
Restructuring Costs: Restructuring costs in fiscal 2014 were primarily comprised of workforce reductions resulting from the restructuring of our traditional staffing services and our divestiture of Procurestaff. Restructuring costs in fiscal 2013 were comprised of workforce reductions in our Staffing Services Segment in connection with our focus on achieving acceptable operating income from our traditional time and materials Staffing Services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable.
Segment Operating Income: The segment’s operating income in fiscal 2014 decreased $1.7 million to $26.0 million from $27.7 million in fiscal 2013, however proforma operating income increased by $2.1 million, or 9.4%, to $23.5 million from $21.4 million in fiscal 2013. This was the result of decreased revenue primarily at our large enterprise customers, lower costs resulting from the reorganization of our North American staffing operations and in response to the decline in traditional staffing revenues, partially offset by improved results in our call center, games testing and other project-based staffing, improved MSP results and lower costs as a result of the divestiture of Procurestaff. Without an indirect tax recovery of $3.0 million in 2013 related to multiple years and approximately $1.1 million of operating income from the 53rd week in 2013, operating results would have been an increase of $2.4 million and the proforma operating income increase would have been $6.2 million. The increase in proforma operating income is primarily due to a decrease in selling, administrative and other operating costs of $34.5 million (exclusive of the indirect tax recovery in 2014) primarily resulting from lower revenues, although at higher direct margin rates, offset by a decrease in administrative and other operating costs.
Other
Net Revenue: The segment’s net revenue in fiscal 2014 decreased $6.7 million, or 5.7%, to $111.0 million from $117.7 million in fiscal 2013. The decrease was due to lower publishing and printing revenue due to lower print orders and lower telecommunication infrastructure and security services revenue as we exited the government solutions business as reduced federal spending minimized the opportunity for growth, efficiencies and our ability to deliver profitability. These decreases were partially offset by higher information technology infrastructure services revenue driven primarily by new customers and net expanded business with existing customers at billing rates that remained relatively consistent between the periods.
Cost of Other Revenue: The segment’s cost of other revenue in fiscal 2014 decreased $2.1 million, or 2.2%, to $92.4 million million from $94.5 million in fiscal 2013. The decrease was driven primarily by lower costs of publishing and printing revenue and lower telecommunication infrastructure and security services costs commensurate with the related revenue decreases, offset by increased costs related to increased revenue at slightly lower margins for our information technology infrastructure services.
Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in fiscal 2014 decreased $2.4 million, or 11.3%, to $18.6 million from $21.0 million in fiscal 2013, primarily through lower administrative costs partially offset by higher selling costs associated with the higher information technology infrastructure services revenue.
Segment Operating Income (Loss): The segment’s operating results decreased $2.5 million in fiscal 2014 to a loss of $0.8 million from income of $1.7 million in fiscal 2013 primarily attributed to decreased results from our publishing and printing and telecommunication infrastructure and security services, partially offset by higher information technology infrastructure services income.
The following table presents selected Proforma Consolidated Statements of Operations data for each quarter for the fiscal year ended November 2, 2014 (certain reclassifications have been made in order to conform to the current year’s presentation):

	Three Months Ended				Year Ended
(in thousands)	February 2, 2014	May 4, 2014	August 3, 2014	November 2, 2014	November 2, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenue	$421,628	$436,080	$422,649	$429,671	$1,710,028
Net non-GAAP proforma adjustment	1,045	(1,799)	(1,836)	(98)	(2,688)
Proforma total net revenue	422,673	434,281	420,813	429,573	1,707,340
Expenses
Direct cost of staffing services revenue	339,796	344,922	337,285	337,045	1,359,048
Cost of other revenue	24,133	24,066	22,319	21,922	92,440
Selling, administrative and other operating costs	63,495	60,600	57,805	63,905	245,805
Amortization of purchased intangible assets	104	26	26	25	181
Restructuring costs	657	999	141	710	2,507
Restatement, investigations and remediation	4,668	593	—	—	5,261
Proforma operating income (loss)	(10,180)	3,075	3,237	5,966	2,098
Other income (expense), net	(410)	(1,216)	(930)	(391)	(2,947)
Income tax provision	1,047	2,277	738	1,164	5,226
Net income (loss) from continuing operations, net of income taxes	(11,637)	(418)	1,569	4,411	(6,075)
Loss from discontinued operations, net of income taxes	(4,392)	(4,876)	(3,885)	(2,448)	(15,601)
Proforma net income (loss)	$(16,029)	$(5,294)	$(2,316)	$1,963	$(21,676)

The following table presents selected Proforma Consolidated Statements of Operations data for each quarter for the fiscal year ended November 3, 2013 (certain reclassifications have been made in order to conform to the current year’s presentation):

	Three Months Ended				Year Ended
(in thousands)	January 27, 2013	April 28, 2013	July 28, 2013	November 3, 2013	November 3, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenue	$499,979	$500,972	$488,713	$527,808	$2,017,472
Net non-GAAP proforma adjustment	(1,301)	3,337	(5,767)	(2,341)	(6,072)
Proforma total net revenue	498,678	504,309	482,946	525,467	2,011,400
Expenses
Direct cost of staffing services revenue	410,341	411,393	388,763	416,669	1,627,166
Cost of other revenue	21,938	23,131	23,205	26,245	94,519
Selling, administrative and other operating costs	66,460	70,691	68,005	71,763	276,919
Amortization of purchased intangible assets	131	131	123	126	511
Restructuring costs	285	133	141	222	781
Restatement, investigations and remediation	13,820	7,387	1,159	2,462	24,828
Proforma operating income (loss)	(14,297)	(8,557)	1,550	7,980	(13,324)
Other income (expense), net	(462)	(343)	(1,004)	(760)	(2,569)
Income tax provision (benefit)	1,883	2,199	(820)	(340)	2,922
Net income (loss) from continuing operations, net of income taxes	(16,642)	(11,099)	1,366	7,560	(18,815)
Loss from discontinued operations, net of income taxes	(1,749)	(3,025)	(5,077)	(8,281)	(18,132)
Proforma net loss	$(18,391)	$(14,124)	$(3,711)	$(721)	$(36,947)

Consolidated Results of Continuing Operations and Financial Highlights (Fiscal 2013 vs. Fiscal 2012)
Results of Continuing Operations by Segment (Fiscal 2013 vs. Fiscal 2012)

	Year ended November 3, 2013			Year ended October 28, 2012
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net Revenue	$2,017,472	$1,899,723	$117,749	$2,146,448	$2,027,601	$118,847
Expenses
Direct cost of staffing services revenue	1,627,166	1,627,166	—	1,731,595	1,731,595	—
Cost of other revenue	94,519	—	94,519	95,572	—	95,572
Selling, administrative and other operating costs	265,002	243,997	21,005	277,844	256,522	21,322
Amortization of purchased intangible assets	511	34	477	523	47	476
Restructuring costs	781	781	—	—	—	—
Segment operating income	29,493	27,745	1,748	40,914	39,437	1,477
Corporate general and administrative	11,917			13,444
Gain on sale of building	—			(4,418)
Restatement, investigations and remediation	24,828			42,906
Operating (loss)	(7,252)			(11,018)
Other income (expense), net	(2,569)			(3,305)
Income tax provision	2,922			1,712
Net loss from continuing operations	$(12,743)			$(16,035)

NON-GAAP PROFORMA TABLE

	Year ended November 3, 2013			Year ended October 28, 2012
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net Revenue	$2,017,472	$1,899,723	$117,749	$2,146,448	$2,027,601	$118,847
Recognition of previously unrecognized revenue	(11,166)	(11,166)	—	(30,090)	(30,090)	—
Additions to unrecognized revenue	5,094	4,869	225	11,731	11,731	—
Net non-GAAP proforma adjustment	(6,072)	(6,297)	225	(18,359)	(18,359)	—
Proforma total net revenue	2,011,400	1,893,426	117,974	2,128,089	2,009,242	118,847
Proforma total net revenue
Direct cost of staffing services revenue	1,627,166	1,627,166	—	1,731,595	1,731,595	—
Cost of other revenue	94,519	—	94,519	95,572	—	95,572
Selling, administrative and other operating costs	265,002	243,997	21,005	277,844	256,522	21,322
Amortization of purchased intangible assets	511	34	477	523	47	476
Restructuring costs	781	781	—	—	—	—
Non-GAAP proforma segment operating income	23,421	21,448	1,973	22,555	21,078	1,477
Corporate general and administrative	11,917			13,444
Gain on sale of building	—			(4,418)
Restatement, investigations and remediation	24,828			42,906
Non-GAAP proforma operating loss	(13,324)			(29,377)
Other income (expense), net	(2,569)			(3,305)
Income tax provision	2,922			1,712
Non-GAAP proforma net loss from continuing operations	$(18,815)			$(34,394)

Consolidated Results of Continuing Operations (Fiscal 2013 vs. Fiscal 2012)
Net Revenue: Net revenue in fiscal 2013 decreased $128.9 million to $2,017.5 million from $2,146.4 million in fiscal 2012, and proforma net revenue decreased by $116.7 million, or 5.5%, to $2,011.4 million from $2,128.1 million in fiscal 2012. The change in revenue, including the impact of fiscal 2013 consisting of 53 weeks while fiscal 2012 consisted of 52 weeks, was primarily the result of decreased Staffing Services revenues of $127.9 million (proforma of $115.8 million) resulting from our increased focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, lower staffing levels at a few large customers related to their particular business demand level, slightly lower managed services revenue, and $12.1 million higher recognition of previously Unrecognized Staffing Revenue.
Direct Cost of Staffing Services Revenue: Direct cost of Staffing Services revenue in fiscal 2013 decreased $104.4 million, or 6.0%, to $1,627.2 million from $1,731.6 million in fiscal 2012. This decrease was primarily the result of fewer contingent staff on assignment and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in fiscal 2013 was 14.3% and 14.1% from 14.6% and 13.8% in fiscal 2012, respectively. The direct margin improved by 0.3% primarily due to higher margins resulting from our initiative focusing on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable, offset by lower margins on our call center, games testing and other project based revenue. This improvement was offset in the GAAP percentage by 0.6% from the impact of the change in net Unrecognized Revenue.
Cost of Other Revenue: Cost of other revenue in fiscal 2013 decreased $1.1 million, or 1.1%, to $94.5 million from $95.6 million in fiscal 2012. This decrease was primarily a result of decreased costs, although with higher margins, from our telecommunication infrastructure and security services offset by increased costs at slightly lower margins for our information technology infrastructure services.
Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs in fiscal 2013 decreased $12.8 million, or 4.6%, to $265.0 million from $277.8 million in fiscal 2012. This decrease was primarily in our Staffing Services segment and included a $3.0 million indirect tax recovery, although the expense decrease lagged the decrease in revenue.
Restructuring Costs: During fiscal 2013 we reduced headcount in our Staffing Services segment in connection with our focus on achieving acceptable operating income from our traditional time and materials Staffing Services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable.
Restatement, Investigations and Remediations: Restatement, investigations and remediation were comprised of financial and legal consulting, audit, and related costs and in fiscal 2013 amounted to $24.8 million compared to $42.9 million in fiscal 2012. The decreased costs were a result of the resolution of the SEC investigation and completion of the restatement, audits and filing of delinquent SEC reports during 2013, compared with fiscal 2012 when significant efforts were expended on completing investigations, accounting and control assessments and auditing.
Operating Loss: Operating loss in fiscal 2013 of $7.3 million included restatement, investigations and remediation expenses of $24.8 million, restructuring costs of $0.8 million, a $3.0 million indirect tax recovery related to multiple years, and approximately $1.1 million of operating income from the 53rd week in 2013. Without these items we would have had operating income of $14.2 million and proforma operating income of $8.2 million.
Operating loss in fiscal 2012 of $11.0 million included restatement and associated investigation expenses of $42.9 million. Without this item we would have had operating income of $31.9 million and proforma operating income of $13.5 million.
Operating loss and proforma operating loss were lower in fiscal 2013 than fiscal 2012 due to the above reasons as well as a gain on sale of building of $4.4 million in 2012 with no similar gain in 2013 and a decrease in Staffing Services results of $11.7 million primarily due to higher traditional staffing margins, although on lower revenues.
Other Income (Expense), net: Other expense in fiscal 2013 decreased $0.7 million, or 22.3%, to $2.6 million from $3.3 million in fiscal 2012, primarily related to foreign exchange gains and losses.
Income Tax Provision: Income tax provision in fiscal 2013 amounted to $2.9 million compared to a provision of $1.7 million in fiscal 2012, primarily related to locations outside of the United States. We have a valuation allowance for substantially all United States domestic net deferred tax assets because our three-year cumulative loss raises significant doubt that future taxable income will be available to offset them.

Results of Continuing Operations by Segments (Fiscal 2013 vs. Fiscal 2012)
Staffing Services
Net Revenue: The segment’s net revenue in fiscal 2013 decreased $127.9 million to $1,899.7 million from $2,027.6 million in fiscal 2012, and proforma net revenue decreased by $115.8 million, or 5.8%, to $1,893.4 million from $2,009.2 million in fiscal 2012. This decrease was primarily due to our increased focus on exiting or reducing business levels with customers where profitability or business terms are unfavorable, lower staffing levels at a few large customers related to their particular business demand level, slightly lower managed services revenue, and $12.1 million higher recognition of previously Unrecognized Revenue.
Direct Cost of Staffing Services Revenue: Direct cost of Staffing Services revenue in fiscal 2013 decreased $104.4 million, or 6.0%, to $1,627.2 million from $1,731.6 million in fiscal 2012. This decrease was primarily the result of fewer contingent staff on assignment and lower managed service program costs consistent with the related decrease in revenues. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in fiscal 2013 was 14.3% and 14.1% from 14.6% and 13.8% in fiscal 2012, respectively. The direct margin improved by 0.3% primarily due to higher margins resulting from our initiative focusing on achieving acceptable operating income and exiting or reducing business levels with customers where profitability or business terms are unfavorable, offset by lower margins on our call center, games testing and other project-based revenue. This improvement was offset in the GAAP percentage by 0.6% from the impact of the change in net Unrecognized Revenue.
Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in fiscal 2013 decreased $12.5 million, or 4.9%, to $244.0 million from $256.5 million in fiscal 2012. As a percent of staffing revenue and proforma staffing revenue in fiscal 2013 these costs were 12.8% and 12.9% from 12.7% and 12.8% in fiscal 2012, respectively. The decrease was primarily the result of reductions in selling, administrative and other operating costs including a $3.0 million indirect tax recovery, although the expense decrease lagged the decrease in revenue.
Restructuring Costs: The segment’s focus in fiscal 2013 on achieving acceptable operating income from our traditional time and materials staffing services in North America and exiting or reducing business levels with customers where profitability or business terms are unfavorable led to workforce re-alignments and reductions with costs for employee severance of $0.8 million.
Segment Operating Income: The segment’s operating income in fiscal 2013 decreased $11.7 million to $27.7 million from $39.4 million in fiscal 2012, and proforma operating income increased by $0.3 million, or 1.8%, to $21.4 million from $21.1 million in fiscal 2012. The change in operating income is primarily due to a $3.0 million indirect tax recovery, lower traditional staffing revenue, although at higher margin ratios, and selling, administrative and other operating cost decreases lagging the decrease in revenue. GAAP results include $12.1 million higher recognition of previously Unrecognized Revenue.
Other
Net Revenue: The segment’s net revenue in fiscal 2013 decreased $1.1 million, or 0.9%, to $117.7 million from $118.8 million in fiscal 2012. The decrease was due to lower telecommunication infrastructure and security services revenue primarily due to lower volume of projects partially offset by higher information technology infrastructure services revenue driven primarily by a higher volume of business resulting primarily from new customers and to a lesser extent from net expanded business with existing customers at billing rates that remained relatively consistent between the periods.
Cost of Other Revenue: The segment’s cost of other revenue in fiscal 2013 decreased $1.1 million, or 1.1%, to $94.5 million from $95.6 million in fiscal 2012. The decrease was driven primarily by lower telecommunication infrastructure and security services costs as these costs were reduced commensurate with the related revenue decreases and the remaining projects achieved higher margins than in 2012, offset by higher information technology infrastructure services costs commensurate with the related higher revenues, although at slightly lower margins due to ramp-up costs associated with the new customers.
Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs in fiscal 2013 decreased $0.3 million, or 1.5%, to $21.0 million from $21.3 million in fiscal 2012, primarily through lower administrative costs partially offset by higher selling costs associated with the higher information technology infrastructure services revenue.
Segment Operating Income: The segment’s operating income remained relatively flat at $1.7 million in fiscal 2013 from $1.5 million in fiscal 2012.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and proceeds from short-term borrowing and credit facilities. We tend to pay down debt as our cash balances build. Conversely, when working capital needs increase we tend to use cash and cash equivalents available, and then access our securitization program. We believe that our available cash and our existing securitization program and credit facility are sufficient to cover our cash needs for the foreseeable future.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	For the year ended
(in thousands)	November 2, 2014	November 3, 2013	October 28, 2012
Net cash provided by (used in) operating activities	$35,580	$(13,920)	$(25,222)
Net cash used in investing activities	(1,281)	(8,558)	(5,786)
Net cash provided by (used in) financing activities	(18,127)	25,295	30,355
Effect of exchange rate changes on cash and cash equivalents	(386)	1,376	(358)
Net cash used in discontinued operations	(17,513)	(19,563)	(17,071)
Net decrease in cash and cash equivalents	$(1,727)	$(15,370)	$(18,082)
Fiscal Year Ended November 2, 2014 Compared to the Fiscal Year Ended November 3, 2013
Cash Flows – Operating Activities
For the year ended November 2, 2014, net cash flows related to continuing operations provided by operating activities was $35.6 million ($7.3 million used in connection with the restatement, investigations and remediation and $42.9 million provided by all other operating activities), compared to net cash used of $13.9 million ($37.3 million used in connection with the restatement, investigations and remediation and $23.4 million provided by all other operating activities) for fiscal 2013, an increase in net cash provided of $49.5 million.
The cash related to continuing operations provided by operating activities in fiscal 2014, exclusive of changes in operating assets and liabilities, was $9.0 million; the 2014 net loss from continuing operations of $3.4 million included non-cash charges for depreciation and amortization of $9.3 million, a deferred tax provision of $2.3 million and share-based compensation expense of $1.2 million. The cash used in operating activities in fiscal 2013, exclusive of changes in operating assets and liabilities, was $1.1 million; the 2013 net loss from continuing operations of $12.7 million included non-cash charges for depreciation and amortization of $11.2 million.
Changes in operating assets and liabilities in fiscal 2014 provided $26.6 million, principally due to a decrease in accounts receivable of $34.7 million and prepaid insurance and other assets of $8.8 million, partially offset by a decrease in the level of accrued expenses of $13.3 million and income taxes of $2.7 million. Changes in operating assets and liabilities in fiscal 2013 resulted in a $12.9 million use of cash, net, principally due to a decrease in the level of accounts payable of $30.1 million, prepaid insurance and other of $9.4 million, accrued expenses of $8.0 million, income taxes of $7.0 million, and deferred revenue of $6.7 million. These uses of cash were partially offset by a decrease in accounts receivable of $37.1 million and restricted cash of $10.8 million.
Cash Flows – Investing Activities
Cash used in investing activities in fiscal 2014 was $1.3 million, principally for the purchase of property, equipment and software totaling $5.3 million partially offset by proceeds from the sale of software related assets of $3.0 million, and net proceeds from sales of investments of $0.9 million. Cash used in investing activities in fiscal 2013 was $8.6 million, principally for the purchase of property, equipment and software totaling $9.2 million partially offset by proceeds from disposals of $0.3 million, and net proceeds from sales of investments of $0.4 million.
Cash Flows – Financing Activities
Net cash used in financing activities in fiscal 2014 was $18.1 million, compared to $25.3 million of cash provided by financing activities in fiscal 2013, a decrease of $43.4 million. In fiscal 2014, the decrease in short-term borrowings for the accounts receivable securitization program and short-term facilities totaled $38.6 million compared to an increase of $22.3 million in fiscal 2013. We also decreased our collateral pledged for the lines of credit by $21.3 million in fiscal 2014 compared to $3.8 million in fiscal 2013.
Fiscal Year Ended November 3, 2013 Compared to the Fiscal Year Ended October 28, 2012
Cash Flows – Operating Activities
For the year ended November 3, 2013, net cash flows related to continuing operations used in operating activities were $13.9 million ($37.3 million used in connection with the restatement, investigations and remediation and $23.4 million provided by all other operating activities), compared to net cash used of $25.2 million ($37.2 million used in connection with the restatement, investigations and remediation and $12.0 million provided by all other operating activities) for fiscal 2012, a decrease in net cash used of $11.3 million.
The cash related to continuing operations used in operating activities in fiscal 2013, exclusive of changes in operating assets and liabilities, was $1.1 million; the 2013 net loss from continuing operations of $12.7 million included non-cash charges for depreciation and amortization of $11.2 million. The cash used in operating activities in fiscal 2012, exclusive of changes in operating assets and liabilities, was $8.8 million; the 2012 net loss from continuing operations of $16.0 million included non-cash charges for depreciation and amortization of $11.8 million and a gain on dispositions of property, equipment and software of $4.9 million.
Changes in operating assets and liabilities in fiscal 2013 resulted in a $12.9 million use of cash, net, principally due to a decrease in the level of accounts payable of $30.1 million, prepaid insurance and other of $9.4 million, accrued expenses of $8.0 million, income taxes of $7.0 million, and deferred revenue of $6.7 million. These uses of cash were partially offset by a decrease in accounts receivable of $37.1 million and restricted cash of $10.8 million. Changes in operating assets and liabilities in fiscal 2012 resulted in a $16.4 million use of cash, net, principally due to an increase in the level of accounts receivable of $17.4 million and a decrease in the level of accounts payable of $12.2 million. These uses of cash were partially offset by a decrease in restricted cash related to customer contracts of $13.6 million.
Cash Flows – Investing Activities
Cash used in investing activities in fiscal 2013 was $8.6 million, principally for the purchase of property, equipment and software totaling $9.2 million partially offset by proceeds from disposals of $0.3 million, and net proceeds from sales of investments of $0.4 million. Cash used in investing activities in fiscal 2012 was $5.8 million, principally for the purchase of property, equipment and software totaling $11.8 million partially offset by proceeds from disposals of $7.7 million, $1.8 million for acquisitions as well as the net proceeds from sales of investments of $0.2 million.
Cash Flows – Financing Activities
Net cash provided by financing activities in fiscal 2013 was $25.3 million, compared to $30.4 million for fiscal 2012, a decrease of $5.1 million. In fiscal 2013, the increase in short-term borrowings for the accounts receivable securitization program and short-term facilities totaled $22.3 million compared to $32.5 million in fiscal 2012. We also decreased our collateral pledged for the lines of credit by $3.8 million in fiscal 2013 compared to an increase of $1.4 million in fiscal 2012.
Availability of Credit
At November 2, 2014, we had short-term credit facilities that provided for borrowing and issuance of letters of credit of up to an aggregate of $245.0 million, including our $200.0 million accounts receivable securitization program (“Short-Term Financing Program”) and our $45.0 million revolving credit agreement (“Short-Term Credit Facility”). Available borrowing under the Short-Term Financing Program is based on eligible receivable levels. Borrowings under the Short-Term Credit Facility require full cash collateralization.
As of November 2, 2014, we had total outstanding short-term borrowings of $128.5 million and were required to maintain $10.4 million in cash collateral for certain outstanding short-term borrowings. At November 2, 2014, the available borrowing under the short-term borrowing facilities included $27.4 million under the Short-Term Financing Program and $36.5 million under the Short-Term Credit Facility.

Securitization Program
The Short-Term Financing Program provided for a maximum of $200.0 million of borrowing, with available borrowing based on eligible receivable levels, supported by a credit agreement secured by receivables from the Staffing Services business that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary and are available first to satisfy the lender. Interest is charged on the sale of receivables based on a LIBOR index, and as of November 2, 2014 the program expiration date was December 31, 2016. The program is subject to termination under certain circumstances including the default rate on receivables, as defined, exceeding a specified threshold or the rate of collections on receivables failing to meet a specified threshold. At November 2, 2014, we were in compliance with the program covenants.
At November 2, 2014 and November 3, 2013, we had outstanding borrowing under the program of $120.0 million and $142.0 million, respectively, which bore a weighted average annual interest rate of 1.6% and 1.5%, respectively, inclusive of certain facility and program fees.
On December 12, 2014, we amended the agreement to extend the program termination date to December 31, 2017. In addition, the amendment increased the borrowing base of eligible receivables by including unbilled activity up to 15% of total eligible receivables, and receivables from customers with 61-95 payment terms up to a maximum of 5% of total eligible receivables.
Credit Facilities
The Short-Term Credit Facility provides for borrowing in various currencies secured by cash collateral covering 105% of certain baseline amounts. The facility is subject to a facility fee and borrowings bear various interest rate options calculated using a combination of LIBOR and prime rates plus a margin over those rates. The facility expires on March 31, 2015. The Short-Term Credit Facility contains a covenant that limits cash dividends, capital stock purchases and redemptions in any one fiscal year to the greater of $5.0 million or 50% of the prior year’s consolidated net income, as defined. At November 2, 2014, we were in compliance with the facility covenants.
At November 2, 2014 and November 3, 2013, we had drawn under the facility $8.5 million and $22.3 million, respectively, in various currencies used to hedge our net investment in certain foreign subsidiaries. At November 2, 2014 and November 3, 2013, borrowings bore a weighted average annual interest rate of 1.8% and 2.2%, respectively, inclusive of the facility fee.
Off-Balance Sheet Arrangements
There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2014 and 2013 that would have affected our liquidity or the availability of or requirements for capital resources.
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
The following table summarizes our contractual cash obligations at November 2, 2014:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Loan agreement	$8,127	$911	$2,060	$2,427	$2,729
Interest on loan agreement	2,548	633	1,026	660	229
Securitization program	120,000	120,000	—	—	—
Notes payable to banks	8,506	8,506	—	—	—
Total Debt (a)	136,633	129,417	2,060	2,427	2,729
Operating leases	33,257	12,485	13,371	5,237	2,164
Other	5,238	5,238	—	—	—
Total Contractual Cash Obligations	$175,128	$147,140	$15,431	$7,664	$4,893

(a)	Total debt excludes interest on loan agreement

The Company’s liability for uncertain tax positions of $7.3 million as of November 2, 2014 is not reflected in the above contractual obligations table as we are not able to reasonably estimate the timing of payments in individual years.

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
Staffing Services
Revenue is primarily derived from supplying contingent staff to our customers or providing other services on a time and material basis. Contingent staff primarily consist of contingent workers working under a contract for a fixed period of time or on a specific customer project. Revenue is also derived from permanent placement services, which is generally recognized after placements are made and when the fees are not contingent upon any future event.
Reimbursable costs, including those related to travel and out-of-pocket expenses, are also included in net revenue, and equivalent amounts of reimbursable costs are included in direct cost of staffing services revenue.
Under certain of our service arrangements, contingent staff is provided to customers through contracts involving other vendors or contractors. When we are the principal in the transaction and therefore the primary obligor for the contingent staff, it records the gross amount of the revenue and expense from the service arrangement. When we act only as an agent for the customer and is not the primary obligor for the contingent staff, it records revenue net of vendor or contractor costs.
We generally are the primary obligor when it is responsible for the fulfillment of the services under the contract, even if the contingent workers are neither our employees nor directly contracted by us. Usually in these situations the contractual relationship with the vendors and contractors is exclusively with us and we bear customer credit risk and generally has latitude in establishing vendor pricing and has discretion in vendor or contractor selection.
We generally are not the primary obligor when it provides comprehensive administration of multiple vendors for customers that operate significant contingent workforces, referred to as Managed Service Programs. We are considered an agent in these transactions if it does not have responsibility for the fulfillment of the services by the vendors or contractors (referred to as associate vendors). In such arrangements we are typically designated by its customers to be a facilitator of consolidated associate vendor billing and a processor of the payments to be made to the associate vendors on behalf of the customer. Usually in these situations the contractual relationship is between the customers, the associate vendors and us, with the associate vendors being the primary obligor and assuming the customer credit risk and we generally earn negotiated fixed mark-ups and not having discretion in supplier selection.
Maintenance and Information Technology Infrastructure Services
Revenue from stand-alone post-contract support ("PCS"), hardware maintenance, and computer and network operations infrastructure services under fixed-price contracts is generally recognized ratably over the contract period, provided that all other revenue recognition criteria are met, and the cost associated with these contracts is recognized as incurred. For time and material contracts, the Company recognizes revenue and costs as services are rendered, provided that all other revenue recognition criteria are met.
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
Casualty Insurance Program
We purchase workers’ compensation insurance through mandated participation in certain state funds, and the experience-rated premiums in these state plans relieve us of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a retrospective experience-rated insurance program for losses exceeding specified deductible levels and we are self-insured for losses below the specified deductible limits.
We make payments to the insurance carrier based upon an estimate of the ultimate underlying exposure, such as the amount and type of labor utilized. The amounts are subsequently adjusted based on actual claims experience. The experience modification process includes establishing loss development factors, based on our historical claims experience as well as industry experience, and applying those factors to current claims information to derive an estimate of our ultimate claims liability. Adjustments to final paid amounts are determined as of a future date up to three years after the end of the respective policy year, using the level of claims paid and incurred. Under the insurance program, any additional losses incurred greater than the policy deductible limit arising from claims associated with an insurance policy are absorbed by the insurer and not the Company.
We recognize expense and establish accruals for amounts estimated to fund incurred amounts up to the policy deductible, both reported and not yet reported, policy premiums and related legal and other costs. We develop estimates for losses incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which we expect to make payments. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.
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
In July 2013, Oracle Corporation brought suit against us alleging copyright infringement and related claims. The complaint alleges that our information technology infrastructure business provided customer installation services of software updates for Oracle’s computer operating system software and system firmware without appropriate authorization or license. Oracle alleges that it provides customers with updates only if they have purchased support agreements covering servers on which updates will be installed. We have asserted defenses and counterclaims of anti-competitive practices and related claims. The matter is scheduled for trial to commence on August 3, 2015.
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
Interest Rate Risk
We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At November 2, 2014, we had cash and cash equivalents on which interest income is earned at variable rates. At November 2, 2014, we also had credit lines with various domestic and foreign banks that provide for borrowings and letters of credit as well as a $200.0 million accounts receivable securitization program to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.9 million in 2014 and a hypothetical 1 percent point decrease in interest rates would have decreased net interest expense by $0.8 million in 2014.
We have a term loan with borrowings at fixed interest rates, and our interest expense related to this borrowing is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $9.0 million at November 2, 2014. The fair values were calculated by applying the appropriate fiscal year-end interest rates to our present streams of loan payments.
Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Uruguayan Peso. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar strengthened relative to many foreign currencies as of November 2, 2014 compared to November 3, 2013. Consequently, stockholders’ equity decreased by $1.2 million as a result of the foreign currency translation as of November 2, 2014.
To reduce exposure related to non-U.S. dollar denominated net investments and intercompany balances that may give rise to a foreign currency transaction gain or loss, we may enter into derivative and non-derivative financial instruments to hedge our net investment in certain foreign subsidiaries. We also may enter into forward foreign exchange contracts with third party banks to mitigate foreign currency risk. As of November 2, 2014 we had $8.5 million of foreign currency denominated borrowings (primarily Euro) that were used as economic hedges against the Company’s net investment in certain foreign operations and intercompany balances and no outstanding derivative forward exchange contracts. We do not designate and document these instruments as hedges under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and as a result, gains and losses associated with these instruments are included in foreign exchange gain (loss), net in our consolidated statements of operations.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of November 2, 2014 would result in an approximate $2.7 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of November 2, 2014 would result in an approximate $2.7 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.
Equity Risk
Our investments are exposed to market risk as it relates to changes in the market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At November 2, 2014, the total market value of these investments was $5.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the pages following this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of November 2, 2014 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of November 2, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended November 2, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations of Internal Control
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of internal controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Volt Information Sciences, Inc.
We have audited Volt Information Sciences, Inc. and subsidiaries’ internal control over financial reporting as of November 2, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Volt Information Sciences, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Volt Information Sciences, Inc. and subsidiaries, maintained in all material respects, effective internal control over financial reporting as of November 2, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Volt Information Sciences, Inc. and subsidiaries as of November 2, 2014 and November 3, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended November 2, 2014 of Volt Information Sciences, Inc. and Subsidiaries and our report dated January 20, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
January 20, 2015

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Available Information” in the Company’s Proxy Statement for our 2015 Annual Meeting of Shareholders (the “Proxy Statement”) or in an amendment to this Annual Report, which information is incorporated herein by reference.

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
2.1
Asset Purchase Agreement, dated July 29, 2008, by and among YPG Directories, LLC, YPG Systems, LLC, and YPG Holdings Inc. and the Company, DataNational, Inc. and DataNational of Georgia, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed February 2, 2009; File No. 001-09232)

2.2
Membership Interest Purchase Agreement dated December 1, 2014, by and between VoltDelta, the Company and NewNet (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 5, 2014; File No. 001-09232)

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

4.1
Credit Agreement, dated February 28, 2008, by and among the Company, the Guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and JP Morgan Chase Bank, as syndication agent (incorporated by reference to Exhibit 4.1(p) to the Company’s Current Report on Form 8-K filed March 5, 2008; File No. 001-09232)

4.2
First Amendment to Credit Agreement, dated September 11, 2009, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.1(q) to the Company’s Current Report on Form 8-K filed September 17, 2009; File No. 001-09232)

4.3
Temporary Extension Agreement and Second Amendment to Credit Agreement, dated February 8, 2012, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.2(a) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.4
Third Amendment to Credit Agreement and Temporary Extension, dated May 10, 2010, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.2(b) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.5
Security Agreement, dated May 10, 2010, by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 4.2(c) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.6
Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated January 25, 2013, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.1(b) to the Company’s Current Report on Form 8-K filed January 31, 2013; File No. 001-09232)

4.7
Amended and Restated Receivables Purchase Agreement dated June 3, 2008, by and among Volt Funding Corp., the various buyers and buyers agents, the Company, and PNC Bank, National Association (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed September 5, 2008; File No. 001-09232)

4.8
Amendment No. 2 to the Amended and Restated Receivables Purchase Agreement, dated January 7, 2009, by and among Volt Funding Corp., the Company, Market Street Funding LLC, Relationship Funding Company, LLC, PNC Bank, National Association, and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2009; File No. 001-09232)

4.9
Letter Agreement, dated January 7, 2009, by and among PNC Bank, National Association, Fifth Third Bank, Volt Funding Corp., and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2009; File No. 001-09232)

4.10
Amendment No. 3 to the Amended and Restated Receivables Purchase Agreement, dated September 30, 2009, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2009; File No. 001-09232)

4.11
Amendment No. 4 to the Amended and Restated Receivables Purchase Agreement, dated February 8, 2010, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.12
Amendment No. 5 to the Amended and Restated Receivables Purchase Agreement, dated May 10, 2010, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(b) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.13
Amendment No. 6 to the Amended and Restated Receivables Purchase Agreement, dated December 3, 2010, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed December 16, 2010; File No. 001-09232)

4.14
Amendment No. 7 to the Amended and Restated Receivables Purchase Agreement, dated March 16, 2011, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 22, 2011; File No. 001-09232)

4.15
Amendment No. 8 to the Amended and Restated Receivables Purchase Agreement, dated January 27, 2012, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed February 1, 2012; File No. 001-09232)

4.16
Amendment No. 9 to the Amended and Restated Receivables Purchase Agreement, dated August 31, 2012, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed September 7, 2012; File No. 001-09232)

4.17
Amendment No. 10 to the Amended and Restated Receivables Purchase Agreement, dated December 13, 2012, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed December 17, 2012; File No. 001-09232)

4.18
Amendment No. 11 to the Amended and Restated Receivables Purchase Agreement, dated January 30, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed January 31, 2013; File No. 001-09232)

4.19
Amendment No. 12 to the Amended and Restated Receivables Purchase Agreement, dated February 27, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed March 4, 2013; File No. 001-09232)

4.2
Amendment No. 13 to the Amended and Restated Receivables Purchase Agreement, dated March 14, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on March 14, 2013; File No. 001-09232)

4.21
Amendment No. 14 to the Amended and Restated Receivables Purchase Agreement, dated March 29, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on April 4, 2013; File No. 001-09232)

4.22
Amendment No. 15 to the Amended and Restated Receivables Purchase Agreement, dated May 3, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on April 29, 2013; File No. 001-09232)

4.23
Amendment No. 16 to the Amended and Restated Receivables Purchase Agreement, dated July 31, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on August 6, 2013; File No. 001-09232)

4.24
Amendment No. 18 to the Amended and Restated Receivables Purchase Agreement, dated December 27, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on January 3, 2014; File No. 001-09232)

4.25
Amendment No. 19 to the Amended and Restated Receivables Purchase Agreement, dated December 12, 2014, by and among Volt Funding Corp., the Company and PNC Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014; File No. 001-09232)

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

VOLT INFORMATION SCIENCES, INC.

Date: January 20, 2015	By:	/s/ Ronald Kochman
Ronald Kochman
President and Chief Executive Officer (Principal Executive Officer)

Date: January 20, 2015	By:	/s/ James Whitney Mayhew
James Whitney Mayhew
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 20, 2015	By:	/s/ Ronald Kochman
Ronald Kochman
President, Chief Executive Officer and Director

Date: January 20, 2015	By:	/s/ Lloyd Frank
Lloyd Frank
Director

Date: January 20, 2015	By:	/s/ Bruce G. Goodman
Bruce G. Goodman
Director

Date: January 20, 2015	By:	/s/ Theresa A. Havell
Theresa A. Havell
Director

Date: January 20, 2015	By:	/s/ Mark N. Kaplan
Mark N. Kaplan
Director

Date: January 20, 2015	By:	/s/ Deborah Shaw
Deborah Shaw
Director

Date: January 20, 2015	By:	Jerome Shaw
Jerome Shaw
Executive Vice President and Director

Date: January 20, 2015	By:	/s/ William H. Turner
William H. Turner
Director

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Volt Information Sciences, Inc.
We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of November 2, 2014 and November 3, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended November 2, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at November 2, 2014 and November 3, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 2, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Volt Information Sciences, Inc. and subsidiaries’ internal control over financial reporting as of November 2, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated January 20, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
January 20, 2015

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year ended
	November 2, 2014	November 3, 2013	October 28, 2012
REVENUE:
Staffing services revenue	$1,599,046	$1,899,723	$2,027,601
Other revenue	110,982	117,749	118,847
NET REVENUE	1,710,028	2,017,472	2,146,448
EXPENSES:
Direct cost of staffing services revenue	1,359,048	1,627,166	1,731,595
Cost of other revenue	92,440	94,519	95,572
Selling, administrative and other operating costs	245,805	276,919	291,288
Amortization of purchased intangible assets	181	511	523
Restructuring costs	2,507	781	—
Gain on sale of building	—	—	(4,418)
Restatement, investigations and remediation	5,261	24,828	42,906
TOTAL EXPENSES	1,705,242	2,024,724	2,157,466
OPERATING INCOME (LOSS)	4,786	(7,252)	(11,018)
OTHER INCOME (EXPENSE), NET:
Interest income	267	912	615
Interest expense	(3,530)	(3,871)	(3,664)
Foreign exchange gain (loss), net	118	369	378
Other income (expense), net	198	21	(634)
TOTAL OTHER INCOME (EXPENSE), NET	(2,947)	(2,569)	(3,305)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,839	(9,821)	(14,323)
Income tax provision	5,226	2,922	1,712
NET LOSS FROM CONTINUING OPERATIONS	(3,387)	(12,743)	(16,035)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(15,601)	(18,132)	2,432
NET LOSS	$(18,988)	$(30,875)	$(13,603)
PER SHARE DATA:
Basic:
Loss from continuing operations	$(0.16)	$(0.61)	$(0.77)
Income (loss) from discontinued operations	(0.75)	(0.87)	0.12
Net loss	$(0.91)	$(1.48)	$(0.65)
Weighted average number of shares	20,863	20,826	20,813
Diluted:
Loss from continuing operations	$(0.16)	$(0.61)	$(0.77)
Income (loss) from discontinued operations	(0.75)	(0.87)	0.12
Net loss	$(0.91)	$(1.48)	$(0.65)
Weighted average number of shares	20,863	20,826	20,813
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year ended
	November 2, 2014	November 3, 2013	October 28, 2012
Net loss	$(18,988)	$(30,875)	$(13,603)
Other comprehensive loss:
Foreign currency translation adjustments net of taxes of $0, $0, and $0, respectively	(1,158)	(2,531)	(671)
Unrealized gain on marketable securities net of taxes of $0, $0, and $0, respectively	1	27	3
Total other comprehensive loss	(1,157)	(2,504)	(668)
Comprehensive loss	$(20,145)	$(33,379)	$(14,271)
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share amounts)

	November 2, 2014	November 3, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,105	$9,846
Restricted cash	26,893	47,356
Short-term investments	5,543	6,144
Trade accounts receivable, net of allowances of $868 and $1,693, respectively	248,101	282,571
Recoverable income taxes	18,311	15,030
Prepaid insurance	13,763	14,105
Other current assets	12,492	18,716
Assets held for sale	24,220	30,618
TOTAL CURRENT ASSETS	358,428	424,386
Prepaid insurance and other assets, excluding current portion	31,378	36,039
Property, equipment and software, net	26,304	32,526
Purchased intangible assets, net and goodwill	8,222	8,389
TOTAL ASSETS	$424,332	$501,340
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$41,182	$51,438
Accounts payable	55,873	55,138
Accrued taxes other than income taxes	17,099	18,842
Accrued insurance and other	39,104	37,813
Deferred revenue, net, current portion	3,491	4,205
Short-term borrowings, including current portion of long-term debt	129,417	168,114
Liabilities held for sale	19,126	26,690
TOTAL CURRENT LIABILITIES	305,292	362,240
Accrued insurance, excluding current portion	10,524	12,444
Deferred revenue, net, excluding current portion	87	46
Income taxes payable, excluding current portion	8,556	7,892
Deferred income taxes	1,263	350
Long-term debt, excluding current portion	7,216	8,127
TOTAL LIABILITIES	332,938	391,099
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,610,103 and 23,536,769, respectively; Outstanding - 20,922,796 and 20,849,462, respectively	2,361	2,354
Paid-in capital	73,194	72,003
Retained earnings	64,119	83,007
Accumulated other comprehensive loss	(6,400)	(5,243)
Treasury stock, at cost; 2,687,307 shares	(41,880)	(41,880)
TOTAL STOCKHOLDERS’ EQUITY	91,394	110,241
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$424,332	$501,340
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)

	Common Stock $0.10 Par Value
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
BALANCE AT OCTOBER 30, 2011	23,500,103	$2,350	$71,464	$126,800	$(2,071)	$(41,880)	$156,663
Net loss	—	—	—	(13,603)	—	—	(13,603)
Share based compensation expense	—	—	127	—	—	—	127
Other	—	—	—	598	—	—	598
Other comprehensive loss	—	—	—	—	(668)	—	(668)
BALANCE AT OCTOBER 28, 2012	23,500,103	2,350	71,591	113,795	(2,739)	(41,880)	143,117
Net loss	—	—	—	(30,875)	—	—	(30,875)
Share based compensation expense and issuance of related common stock	36,666	4	412	—	—	—	416
Other	—	—	—	87	—	—	87
Other comprehensive loss	—	—	—	—	(2,504)	—	(2,504)
BALANCE AT NOVEMBER 3, 2013	23,536,769	2,354	72,003	83,007	(5,243)	(41,880)	110,241
Net loss	—	—	—	(18,988)	—	—	(18,988)
Share based compensation expense and issuance of related common stock	73,334	7	1,191	—	—	—	1,198
Other	—	—	—	100	—	—	100
Other comprehensive loss	—	—	—	—	(1,157)	—	(1,157)
BALANCE AT NOVEMBER 2, 2014	23,610,103	$2,361	$73,194	$64,119	$(6,400)	$(41,880)	$91,394
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year ended
	November 2, 2014	November 3, 2013	October 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,988)	$(30,875)	$(13,603)
Income (loss) from discontinued operations, net of income taxes	(15,601)	(18,132)	2,432
Net loss from continuing operations	(3,387)	(12,743)	(16,035)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	9,323	11,169	11,819
Provisions (release) of doubtful accounts and sales allowances	(132)	488	(69)
Unrealized foreign currency exchange loss (gain)	(408)	(393)	(272)
Loss (gain) on dispositions of property, equipment and software	55	(88)	(4,930)
Deferred income tax provision (benefit)	2,288	101	571
Share-based compensation expense	1,198	416	127
Change in operating assets and liabilities:
Trade accounts receivable	34,686	37,144	(17,429)
Restricted cash related to customer contracts	(886)	10,775	13,614
Prepaid insurance and other assets	8,830	(9,420)	(331)
Accounts payable	1,018	(30,068)	(12,192)
Accrued expenses	(13,258)	(8,018)	3,590
Deferred revenue, net	(894)	(6,694)	(5,426)
Other liabilities	(123)	404	(79)
Income taxes	(2,730)	(6,993)	1,820
Net cash provided by (used in) operating activities	35,580	(13,920)	(25,222)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,407	2,251	1,920
Purchases of investments	(507)	(1,894)	(1,696)
Proceeds from sale of software related assets	3,000	—	—
Acquisitions, net	—	—	(1,822)
Proceeds from sales of property, equipment and software	86	312	7,658
Purchases of property, equipment, and software	(5,267)	(9,227)	(11,846)
Net cash used in investing activities	(1,281)	(8,558)	(5,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in cash restricted as collateral for borrowings	21,349	3,796	(1,391)
Net change in short-term borrowings	(38,637)	22,334	32,454
Repayment of long-term debt	(839)	(835)	(708)
Net cash provided by (used in) financing activities	(18,127)	25,295	30,355
Effect of exchange rate changes on cash and cash equivalents	(386)	1,376	(358)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flow from operating activities	(16,735)	(17,168)	(15,215)
Cash flow from investing activities	(778)	(2,395)	(1,856)
Net cash used in discontinued operations	(17,513)	(19,563)	(17,071)
Net decrease in cash and cash equivalents	(1,727)	(15,370)	(18,082)
Cash and cash equivalents, beginning of year	9,846	24,415	36,685
Change in cash from discontinued operations	986	801	5,812
Cash and cash equivalents, end of year	$9,105	$9,846	$24,415
Cash paid during the year:
Interest expense	$3,539	$2,925	$2,866
Income taxes	$4,948	$10,557	$2,286
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

NOTE 1: Summary of Business and Significant Accounting Policies
Volt Information Sciences, Inc. (the “Company”) is an international provider of staffing services (traditional time and materials based as well as project based), information technology, telecommunication infrastructure and security services, and telephone directory publishing and printing in Uruguay. Our staffing services consists of workforce solutions that include providing contingent personnel, personnel recruitment services, and managed staffing services programs supporting primarily professional administration, technical, information technology and engineering positions. Our project-based staffing assists with individual customer assisgnments as well as customer care call centers and gaming industry quality assurance testing services, and our managed service programs consist of managing the procurement and on-boarding of contingent workers for multiple providers. Our information technology infrastructure services provide server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations. The Company was incorporated in New York in 1957. The Company's stock is traded on the NYSE MKT under the symbol “VISI”.

(a)	Fiscal Year
The Company’s fiscal year ends on the Sunday nearest October 31st. The 2014 and 2012 fiscal years consisted of 52 weeks, while the 2013 fiscal year end consisted of 53 weeks. As a result, the fourth quarter of fiscal 2013 included an additional week.

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
Staffing Services
Revenue is primarily derived from supplying contingent staff to the Company’s customers or providing other services on a time and material basis. Contingent staff primarily consist of contingent workers working under a contract for a fixed period of time or on a specific customer project. Revenue is also derived from permanent placement services, which is generally recognized after placements are made and when the fees are not contingent upon any future event.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

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
Maintenance and Information Technology Infrastructure Services
Revenue from stand-alone post-contract support ("PCS"), hardware maintenance, and computer and network operations infrastructure services under fixed-price contracts is generally recognized ratably over the contract period, provided that all other revenue recognition criteria are met, and the cost associated with these contracts is recognized as incurred. For time and material contracts, the Company recognizes revenue and costs as services are rendered, provided that all other revenue recognition criteria are met.
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
Direct Cost of Staffing Services Revenue
Direct Cost of Staffing Services Revenue consists primarily of contingent worker payroll, related employment taxes and benefits, and the cost of facilities used by contingent workers in fulfilling assignments and projects for staffing services customers, including reimbursable costs. Indirect cost of staffing services revenue is included in Selling, Administrative and Other Operating Costs. The direct costs differ from the selling, administrative and other operating costs in that they arise specifically and directly from the actions of providing staffing services to customers.
Cost of Other Revenue
Cost of Other Revenue consists of the direct and indirect cost of providing non-staffing services, which include payroll and related employment taxes, benefits, materials, and equipment costs.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

Selling, Administrative and Other Operating Costs
Selling, Administrative and Other Operating Costs primarily relate to the Company’s selling and administrative efforts as well as the indirect costs associated with providing staffing services.
Restatement, Investigations and Remediation
The Company previously restated its Consolidated Financial Statements for the fiscal year-ended November 2, 2008, with the restated financial statements issued during fiscal year 2013. The costs incurred were comprised of financial and legal consulting, audit and related costs of the restatement, related investigations and completion of delayed filings during fiscal year 2014 required under SEC regulations.

(f)	Comprehensive Income (Loss)
Comprehensive income (loss) is the net income (loss) of the Company combined with other changes in stockholders’ equity not involving ownership interest changes. For the Company, such other changes include foreign currency translation and mark-to-market adjustments related to available-for-sale securities.

(g)	Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(h)	Short-Term Investments and Related Deferred Compensation, Net
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

(i)	Property, Equipment and Software, Net
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
As of November 2, 2014

(j)	Purchased Intangible Assets, Net and Goodwill
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
Goodwill
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. In 2011, the Company adopted the method of assessing goodwill for possible impairment permitted by Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, as described in the following paragraph.
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

(k)	Income Taxes
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
As of November 2, 2014

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. Changes in recognition or measurement are reflected in the period in which the change in estimate occurs.

(l)	Share-Based Compensation
The Company recognizes all employee share-based compensation as a cost in the financial statements. Equity awards are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model and a Monte Carlo simulation. The fair value of restricted stock awards are determined using the closing price of the Company’s common stock on the grant date. Expense is recognized over the requisite service period based on the number of options or shares expected to ultimately vest. Forfeitures are estimated at the date of grant and revised when actual or expected forfeiture activity differs materially from original estimates.
Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as financing cash inflows in the consolidated statement of cash flows.

(m)	Foreign Currency
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

(n)	Fair Value Measurement
In accordance with Accounting Standards Codification (“ASC ”) 820, Fair Value Measurements, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

(o)	Legal and Other Contingencies
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

(p)	Concentrations of Credit Risk
Cash and cash equivalents are maintained with several financial institutions and deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the Company mitigates its credit risk by spreading its deposits across multiple financial institutions and monitoring their respective risk profiles.

(q)	Restructuring Charges
The Company accounts for restructuring activities in accordance with ASC 420, Exit or Disposal Cost Obligations. Under the guidance, for the cost of restructuring activities that do not constitute a discontinued operation, the liability for the current fair value of expected future costs associated with such restructuring activity are recognized in the period in which the liability is incurred. The costs of restructuring activities taken pursuant to a management approved restructuring plan are segregated.

(r)	Hedging Activities
On a limited basis, the Company enters into derivative and nonderivative short-term foreign denominated debt instruments as an economic hedge of its net investment in certain foreign subsidiaries. All derivative instruments are recognized as either assets or liabilities at their respective fair values. For the nonderivative instruments, the Company measures the foreign denominated short-term borrowings based on period-end exchange rates. The Company does not designate and document these instruments as hedges under ASC 815, Derivatives and Hedging. As a result, gains and losses associated with these instruments are recognized in Foreign Exchange Gain (Loss), net in our consolidated statements of operations.

(s)	Earnings (Loss) Per Share
Basic earnings per share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the period. The diluted earnings per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options and unvested restricted stock shares, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the year, when such amounts are dilutive to the earnings per share calculation.

(t)	Treasury Stock
The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity.

(u)	Assets and Liabilities Held for Sale
The Company classifies long-lived assets (disposal group) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset (disposal group); the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal group); an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated; the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset (disposal group) beyond one year; the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
A long-lived asset (disposal group) that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset (disposal group) until the date of sale.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

The fair value of a long-lived asset (disposal group) less any costs to sell is assessed each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the asset (disposal group), as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset (disposal group) meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in the consolidated balance sheet.

(v)	Discontinued Operations

The results of operations of a component or a group of components of the Company that either has been disposed of or is classified as held for sale is reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. For any transaction expected to be structured as a sale of shares of an entity and not a sale of assets, the Company classifies the deferred taxes as part of the assets or liabilities held for sale.

(w)	Reclassifications
Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation.

(x)	New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.
Recently Adopted Accounting Standards
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The new guidance requires an entity to provide information about the changes in accumulated other comprehensive income by component. An entity is also required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the revised guidance November 4, 2013, and did not have any significant amounts reclassified out of accumulated other comprehensive income for fiscal 2014.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires only disposals representing a strategic shift in operations that have a major effect on operations and financial results to be presented in discontinued operations. This guidance also requires expanded financial disclosures about discontinued operations and significant disposals that do not qualify as discontinued operations. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company met the criteria for early adoption and implemented the ASU in the fourth quarter of fiscal 2014.
New Accounting Standards Not Yet Adopted by the Company
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group Assets within a Foreign Entity or of an Investment in a Foreign Entity. The new guidance requires that currency translation adjustments should be released into net income only if the sale of a foreign subsidiary results in the complete liquidation of the entity. For an equity method investment that is a foreign entity, a pro rata portion of the currency translation adjustments should be released into net income upon a partial sale of such an equity method investment. The new guidance also clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in the foreign entity and (2) events that result in an acquirer’s obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date, otherwise known as a “step acquisition.” Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The amendments are effective prospectively for fiscal years (and interim reporting

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

periods within those years) beginning after December 15, 2013. The Company expects to adopt this guidance effective fiscal 2015. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Upon the effective date, the ASU replaces almost all existing revenue recognition guidance, including industry specific guidance, in United States Generally Accepted Accounting Principles. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. The Company is currently assessing the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures upon implementation in the first quarter of fiscal year 2018.

NOTE 2: Discontinued Operations
On December 1, 2014, the Company completed the sale of its Computer Systems segment to NewNet Communication Technologies, LLC ("NewNet"), a Skyview Capital, LLC, portfolio company. The Company met all of the criteria to classify that segment's assets and liabilities as held for sale in the fourth quarter of fiscal year 2014. The results of the Computer Systems segment are presented as discontinued operations and excluded from continuing operations and from segment results for all periods presented.
The proceeds of the transaction are a $10.0 million note bearing interest at one half percent (0.5 percent) per year due in 4 years and convertible into a capital interest of up to 20% in NewNet. The Company may convert the note at any time and is entitled to receive early repayment in the event of certain events such as a change in control of NewNet. The proceeds are in exchange for the ownership of Volt Delta Resources, LLC and its operating subsidiaries, which comprise the Company's Computer Systems segment, and payment of $4.0 million by the Company during the first 45 days following the transaction. An additional payment will be made between the parties based on the comparison of the actual transaction date working capital amount to an expected working capital amount of $6.0 million.
The Company will record the sale transaction in the first quarter of fiscal 2015.  The related costs associated with this transaction will approximate $1.6 million including severance and legal fees.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

The following table reconciles the major classes of assets and liabilities classified as held for sale in our consolidated balance sheets (in thousands):

	November 2, 2014	November 3, 2013
Assets included as part of discontinued operations
Cash and cash equivalents	$282	$1,268
Trade accounts receivable, net	10,535	10,734
Recoverable income taxes	921	2,120
Prepaid insurance and other assets	9,251	11,698
Property, equipment and software, net	3,231	4,798
Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$24,220	$30,618

Liabilities included as part of discontinued operations
Accrued compensation	$2,272	$2,036
Accounts payable	992	2,027
Accrued taxes other than income taxes	649	678
Accrued insurance and other	5,794	10,026
Deferred revenue	9,419	11,923
Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$19,126	$26,690

Deferred tax assets of $6,842 and $7,012 are included in prepaid insurance and other assets as of November 2, 2014 and November 3, 2013, respectively. Deferred tax liabilities of $3,834 and $4,301 are included in accrued insurance and other as of November 2, 2014 and November 3, 2013, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

The following table reconciles the major line items in the Company’s consolidated statements of operations for discontinued operations (in thousands):

	Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Pretax income (loss) of discontinued operations
Net revenue	$59,369	$73,465	$99,679
Cost of revenue	(54,358)	(65,680)	(68,281)
Selling, administrative and other operating costs	(19,290)	(24,314)	(26,897)
Other income (expense)	(1,533)	(4,056)	(1,390)
Pretax income (loss) of discontinued operations	(15,812)	(20,585)	3,111
Income tax provision (benefit)	(211)	(2,453)	679
Total income (loss) from discontinued operations that is presented in the consolidated statements of operations	$(15,601)	$(18,132)	$2,432

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
At November 2, 2014 and November 3, 2013 restricted cash included $16.5 million and $15.6 million, respectively, restricted for payment to associate vendors and $10.4 million and $31.8 million, respectively, restricted as collateral under the Short-Term Credit Facility.

NOTE 4: Fair Value of Financial Instruments

The following table presents assets and liabilities measured at fair value (in thousands):

	November 2, 2014	November 3, 2013	Fair Value Hierarchy
Short-term investments	$5,543	$6,144	Level 1
Total financial assets	$5,543	$6,144
Deferred compensation plan liabilities	$5,439	$6,041	Level 1
Total financial liabilities	$5,439	$6,041
The fair value of the deferred compensation plan liabilities is based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. The deferred compensation plan liability is recorded in Accrued Compensation.
Short-term investments also includes available for sale securities of $0.1 million at November 2, 2014 and November 3, 2013.
The Company has a term loan with borrowings at fixed interest rates, and our interest expense related to this borrowing is not affected by changes in interest rates in the near term. The fair value of the term loan was calculated by applying the appropriate fiscal year-end interest rates to our present streams of loan payments.

	November 2, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Long-Term Debt, including current portion	$8,127	$9,012	Level II

	November 3, 2013
Long-Term Debt, including current portion	$8,966	$9,956	Level II
There have been no changes in the methodology used to fair value the financial instruments as well as no transfers between levels during the fiscal years ended November 2, 2014 and November 3, 2013.

NOTE 5: Trade Accounts Receivable
Trade accounts receivable includes both billed and unbilled amounts due from customers. Billed trade receivables generally do not bear interest and are recorded at the amount invoiced less amounts for which revenue has been deferred because customer arrangements are not finalized. Unbilled receivables represent accrued revenue earned and recognized on contracts for which billings have not yet been presented to the customer. At November 2, 2014 and November 3, 2013 trade accounts receivable included unbilled receivables of $13.8 million and $27.6 million, respectively.
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

For the years ended November 2, 2014 and November 3, 2013, the activity in the allowance accounts is as follows (in thousands):

	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year
Year Ended November 2, 2014:
Sales allowance	$319	$(1)	$—	$318
Allowance for doubtful accounts	1,374	(131)	(693)	550
Total	$1,693	$(132)	$(693)	$868
	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year
Year Ended November 3, 2013:
Sales allowance	$544	$(183)	$(42)	$319
Allowance for doubtful accounts	1,129	671	(426)	1,374
Total	$1,673	$488	$(468)	$1,693

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

NOTE 6: Property, Equipment and Software

Property, equipment and software consisted of (in thousands):

	November 2, 2014	November 3, 2013
Land and buildings	$23,306	$23,298
Machinery and equipment	75,332	72,282
Leasehold improvements	11,278	11,011
Less: Accumulated depreciation and amortization	(95,920)	(87,599)
Property and equipment	13,996	18,992
Software	79,799	76,542
Less: Accumulated amortization	(67,491)	(63,008)
Property, equipment, and software, net	$26,304	$32,526
Depreciation and amortization expense totaled $9.2 million, $10.9 million and $11.6 million for the fiscal years ended 2014, 2013 and 2012, respectively. Depreciation and amortization is included in Direct Cost of Staffing Services Revenue, Cost of Other Revenue and Selling, Administrative and Other Operating Costs in the Consolidated Statements of Operations.

NOTE 7: Purchased Intangible Assets, Net and Goodwill

Purchased intangible assets, excluding goodwill, as of November 2, 2014 and November 3, 2013 are summarized as follows (in thousands):

	November 2, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived tradename	$495	$—	$495
Total	$495	$—	$495

	November 3, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Finite-lived customer relationships	$4,034	$(3,853)	$181	1.0
Indefinite-lived tradename	495	—	495
Total	$4,529	$(3,853)	$676

The following represents the change in the carrying amount of goodwill during each fiscal year (in thousands):

	Staffing Services
	2014	2013
Aggregate goodwill acquired	$10,469	$10,644
Accumulated impairment losses	(2,756)	(2,756)
Foreign currency translation adjustment	14	(175)
Goodwill, net of impairment losses	$7,727	$7,713

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

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
The Company makes payments based upon an estimate of the ultimate underlying exposure, such as the amount and type of labor utilized. The amounts are subsequently adjusted based on actual claims experience. The experience modification process includes establishing loss development factors, based on the Company’s historical claims experience as well as industry experience, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. Adjustments to final paid amounts are determined as of a future date up to three years after the end of the respective policy year, using actual claims paid and incurred. Under the insurance program, any additional losses incurred greater than the policy deductible limit arising from claims associated with an insurance policy are absorbed by the insurer and not the Company.
The Company recognizes expense and establishes accruals for amounts estimated to be incurred up to the policy deductible, both reported and not yet reported, policy premiums and related legal and other costs. The Company develops estimates for losses incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Expense recognized by the Company under its casualty insurance program amounted to $15.0 million, $15.5 million, and $14.0 million in fiscal years 2014, 2013, and 2012, respectively.

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
The liability for the self-insured medical benefits is limited on a per claimant basis through the purchase of stop-loss insurance. The Company’s retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected losses based on statistical analyses of historical data. Amounts contributed by employees and additional amounts necessary to fund the self-insured program administered by the third party are transferred to a 501(c)(9) employee welfare benefit trust. Accordingly, these amounts, other than the current liabilities for the employee contributions and expected loss amounts not yet remitted to the trust, do not appear on the Consolidated Balance Sheet of the Company. The Company records the expense associated with the expected losses, net of employee contributions, in Direct Cost of Staffing Services Revenue, Cost of Other Revenue, or Selling, Administrative and Other Operating Costs, depending on the employee’s role. Expense recognized by the Company under its self-insured medical benefit programs amounted to $12.0 million, $12.0 million and $11.4 million in fiscal years 2014, 2013, and 2012, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

NOTE 9: Income Taxes

Income (loss) before income taxes is derived from (in thousands):

	Year ended
	November 2, 2014	November 3, 2013	October 28, 2012
U.S. Domestic	$(2,148)	$(8,970)	$(20,545)
International, principally Europe	3,987	(851)	6,222
Total	$1,839	$(9,821)	$(14,323)

Income tax expense (benefit) by taxing jurisdiction consists of (in thousands):

	Year ended
	November 2, 2014	November 3, 2013	October 28, 2012
Current:
U.S. Federal	$(36)	$(146)	$(558)
U.S. State and local	978	(162)	40
International, principally Europe	1,996	3,129	1,659
Total current	$2,938	$2,821	$1,141
Deferred:
U.S. Federal	$—	$—	$—
U.S. State and local	225	—	—
International, principally Europe	2,063	101	571
Total deferred	2,288	101	571
Income tax expense	$5,226	$2,922	$1,712

The difference between the income tax provision on income (loss) and the amount computed at the U.S. federal statutory rate is due to (in thousands):

	Year ended
	November 2, 2014	November 3, 2013	October 28, 2012
U.S. federal statutory rate	$643	$(3,437)	$(5,014)
U.S. State income tax, net of U.S. federal tax benefits	530	(1,336)	614
International permanent differences	(489)	320	1,141
International tax rate differentials	345	(364)	(1,007)
U.S. tax on international income	1,787	554	3,328
General business credits	(5,642)	(4,977)	(2,967)
Meals and entertainment	770	941	1,661
Other, net	(294)	1,686	289
Change in valuation allowance for deferred tax assets	7,576	9,535	3,667
Total	$5,226	$2,922	$1,712

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include operating loss carryforwards.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	November 2, 2014	November 3, 2013
Deferred tax assets:
Net operating loss carryforwards	$58,740	$50,201
U.S. federal tax credit carryforwards	35,364	27,676
Purchased intangible assets	11,183	13,363
Deferred income	3,482	8,659
Compensation accruals	6,645	7,996
Other, net	6,225	3,914
Total deferred tax assets	121,639	111,809
Less valuation allowance	(109,245)	(96,231)
Deferred tax assets, net	$12,394	$15,578

Deferred tax liabilities:
Unremitted earnings from foreign subsidiaries	$8,714	$8,769
Software development costs	175	1,317
Accelerated tax depreciation and amortization	2,580	9
Other, net	1,786	4,170
Total deferred tax liabilities	$13,255	$14,265
Net deferred tax asset (liability)	$(861)	$1,313

Balance sheet classification
Current assets	$320	$—
Non-current assets	2,992	4,422
Current liabilities	(2,910)	(2,759)
Non-current liabilities	(1,263)	(350)
Net deferred tax asset (liability)	$(861)	$1,313
Current deferred tax assets are included in Other Current Assets, non-current deferred tax assets are included in Prepaid Insurance and Other Assets and current deferred tax liabilities are included in Accrued Insurance and Other in the Consolidated Balance Sheets.
At November 2, 2014, the Company has available unused U.S. federal net operating loss (NOL) carryforwards of $127.4 million, U.S. state NOL carryforwards of $181.0 million, and international NOL carryforwards of $19.8 million. As of November 2, 2014, the U.S. federal NOL carryforwards will expire at various dates between 2031 and 2034, the U.S. state NOL carryforwards expire at various dates between 2020 and 2034, and the international NOL carryforwards expire at various dates beginning 2015 with some indefinite. At November 2, 2014, the undistributed earnings of the Company’s non-U.S. subsidiaries are not intended to be permanently invested outside of the U.S. and therefore U.S. deferred taxes have been provided.
A valuation allowance has been recognized due to the uncertainty of realization of the loss carryforwards and other deferred tax assets. Beginning in fiscal year 2010, the Company’s cumulative U.S. domestic and certain non-U.S. results for each three-year period were a loss. Accordingly, the Company recorded a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets as a non-cash charge to income tax expense. The three-year cumulative loss continued in fiscal years 2012, 2013, and 2014 so the Company maintained a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets resulting in a total valuation allowance of $109.2 million and $96.2 million for fiscal 2014 and fiscal 2013, respectively. In reaching this conclusion, the Company considered the U.S. domestic demand and recent operating losses causing the Company to be in a three-year cumulative loss position. Management believes that the remaining deferred tax assets, primarily related to international locations, are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction by jurisdiction basis.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination based on the technical merits of the positions. The following table sets forth the change in the accrual for uncertain tax positions, excluding interest and penalties (in thousands):

	November 2, 2014	November 3, 2013
Balance, beginning of year	$8,459	$9,773
Decrease related to current year tax provisions	(458)	(103)
Settlements	—	(313)
Lapse of statute of limitations	(672)	(898)
Total	$7,329	$8,459
Of the total unrecognized tax benefits at November 2, 2014 and November 3, 2013, approximately $2.8 million and $3.2 million, respectively, would affect the Company’s effective income tax rate, if and when recognized in future years. The amount accrued for related potential interest and penalties at November 2, 2014 and November 3, 2013 was $2.2 million. The Company does not currently anticipate that its existing reserves related to uncertain tax positions as of November 2, 2014 will significantly increase or decrease in subsequent periods; however, various events could cause the Company’s current expectations to change in the future.
The Company is subject to taxation at the federal, state and local level in the U.S. and in various international jurisdictions. With few exceptions, the Company is generally no longer subject to examination by the U.S. federal, state, local or non-U.S. income tax authorities for years before fiscal 2004. The Company is currently under examination by the IRS for U.S. Federal amended income tax returns for fiscal years 2004 – 2010. The audit is not expected to result in a material impact on the Company’s financial statements. The Company is currently under examination by the Canada Revenue Authority for tax years 2007-2010.

The following describes the open tax years, by major tax jurisdiction, as of November 2, 2014:

United States - Federal	2004-present
United States - State	2004-present
Canada	2007-present
United Kingdom	2011-present

NOTE 10: Debt

(a)	Short-Term Borrowings
The Company had borrowings at November 2, 2014, of $128.5 million under various short-term credit facilities that provided for up to $245.0 million in borrowings and letters of credit, and under which it was required to maintain cash collateral of $10.4 million. Available borrowing was $27.4 million under the Short-Term Financing Program and $36.5 million under the Short-Term Credit Facility as of November 2, 2014.
i)     Short-Term Financing Program
The Short-Term Financing Program provided for a maximum of $200.0 million of borrowing, with available borrowing based on eligible receivable levels, supported by a credit agreement secured by receivables from the staffing services business that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary and are available first to satisfy the lender. Interest is charged based on a LIBOR index, and as of November 2, 2014 the program expiration date was December 31, 2016. The program is subject to termination under certain circumstances including the default rate on receivables, as defined, exceeding a specified threshold or the rate of collections on receivables failing to meet a specified threshold. At November 2, 2014, the Company was in compliance with the program covenants.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

At November 2, 2014 and November 3, 2013, the Company had outstanding borrowing under the program of $120.0 million and $142.0 million, respectively, and bore a weighted average annual interest rate of 1.6% and 1.5%, respectively, which is inclusive of certain facility and program fees.
ii)     Short-Term Credit Facility
The Short-Term Credit Facility provided for up to $45.0 million of borrowing in various currencies secured by cash collateral covering 105% of certain baseline amounts. The facility is subject to a facility fee and borrowings bear various interest rate options calculated using a combination of LIBOR and prime rates plus a margin over those rates. The facility expires on March 31, 2015. The Short-Term Credit Facility contains a covenant that limits cash dividends, capital stock purchases and redemptions in any one fiscal year to the greater of $5.0 million or 50% of the prior year’s consolidated net income, as defined. At November 2, 2014, the Company was in compliance with the facility covenants.
At November 2, 2014 and November 3, 2013 the Company had drawn under the facility $8.5 million and $22.3 million, respectively, in various currencies used to hedge the Company’s net investment in certain foreign subsidiaries. At November 2, 2014 and November 3, 2013 borrowings bore a weighted average annual interest rate of 1.8% and 2.2% respectively, inclusive of the facility fee.

(b)	Long-Term Debt
The Company has $8.1 million outstanding at November 2, 2014 under a twenty-year fully amortizing loan that ends on October 1, 2021, secured by a deed of trust on certain land and buildings, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter.

Long-term debt consists of the following (in thousands):

	November 2, 2014	November 3, 2013
8.2% term loan	$8,127	$8,966
Less amounts due within one year	911	839
Total long-term debt	$7,216	$8,127

Principal payment maturities on long-term debt outstanding at November 2, 2014 are (in thousands):

Fiscal year	Amount
2015	$911
2016	988
2017	1,072
2018	1,164
2019	1,263
Thereafter	2,729
Total	$8,127

NOTE 11: Hedging
The Company enters into non-derivative financial instruments to hedge its net investment in certain foreign subsidiaries. During fiscal years 2013 through 2014, the Company primarily used short-term foreign currency borrowings to hedge its net investments in certain foreign operations.
At November 2, 2014 and November 3, 2013, the Company had outstanding $8.5 million and $22.3 million, respectively, of foreign currency denominated short-term borrowings used to hedge the Company’s net investment in certain foreign subsidiaries. The Company does not designate and document these instruments as hedges under ASC 815, Derivatives and Hedging, and as a result gains and losses associated with these instruments are included in Foreign Exchange Gain (Loss), net in our Consolidated Statements of Operations. For fiscal years 2014, 2013 and 2012, net gains/(losses) on these borrowings and instruments of $0.5 million, $0.1 million and $(0.6) million, respectively, were included in Foreign Exchange Gain (Loss), net in the Consolidated Statement of Operations.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

NOTE 12: Stockholders’ Equity

(a)	Common Stock
Each outstanding share of common stock is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during fiscal years 2014, 2013 or 2012. The holders of common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. There is no preferred stock outstanding.

(b)	Treasury Stock
On June 2, 2008, the Company’s Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase up to 1,500,000 shares of the Company’s common stock. Shares repurchased prior to this plan were purchased under a previous buy-back plan that was approved by the Board of Directors on September 6, 2006. No shares were repurchased in fiscal 2014 or 2013. As of November 2, 2014 the Company may purchase up to 309,255 additional shares under the 2008 authorization, subject to limitations contained in the Company’s debt agreements.

(c)	Comprehensive Income (Loss)
The accumulated balances for each classification of other comprehensive income (loss) are as follows (in thousands):

	Foreign currency gains/(losses)	Unrealized gains/(losses) on securities	Accumulated other comprehensive income (loss)
October 28, 2012	$(2,676)	$(63)	$(2,739)
Current period other comprehensive income (loss)	(2,531)	27	(2,504)
November 3, 2013	$(5,207)	$(36)	$(5,243)
Current period other comprehensive income (loss)	(1,158)	1	(1,157)
November 2, 2014	$(6,365)	$(35)	$(6,400)

NOTE 13: Stock Compensation Plans
The Company has two share-based compensation plans, the 2006 Incentive Stock Plan ("2006 Plan") and the 1995 Non-Qualified Stock Option Plan ("1995 Plan"). At November 2, 2014, there were 605,850 shares available for future grants.
2006 Plan
The shareholders of the Company approved the Volt Information Sciences, Inc. 2006 Incentive Stock Plan (2006 Plan) in April 2007. The 2006 Plan permits the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock and Restricted Stock Units related to the Company’s common stock to employees and nonemployee directors of the Company through September 6, 2016.
The aggregate number of shares that may be issued pursuant to awards made under the 2006 Plan may not exceed 1,500,000 shares and the options will be granted at a price of no less than 100% of the fair market value of the Company’s common stock at the date of grant.

During fiscal 2013, the Company granted 110,000 shares of the Company’s common stock as restricted stock awards. The weighted average fair value for these shares at the grant date was $7.16. Compensation expense is recognized on a straight-line basis over the vesting period of 2.5 years.
During fiscal 2014, the Company granted 340,000 stock options to purchase shares of the Company's common stock. If certain stock price targets are not met on or prior to July 3, 2017, these options will expire. The closing price for the Company's stock must be no less than certain market targets for ten consecutive trading days for the stock options to be exercisable. These options expire seven years from the grant date. In addition, the Company granted 15,000 shares of the Company's common

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

stock as restricted stock awards. The weighted average fair value for these shares at the grant date was $9.24. Compensation expense was recognized on the grant date since the shares vested immediately.

As of November 2, 2014, there was $493,000 of total unrecognized compensation cost related stock options to be recognized over a derived service period of 1.5 years. Additionally, there was $74,000 of total unrecognized compensation cost related to restricted shares to be recognized over a weighted average period of 0.9 years.

The following table summarizes transactions involving outstanding stock options and non-vested restricted stock and restricted stock unit awards (stock awards) under the 2006 plan:

	Stock Options				Restricted Stock
2006 Plan	Number of shares	Weighted average exercise price	Weighted average contractual life	Aggregate Intrinsic Value	Number of shares	Weighted average grant date fair value
			(in years)	(in thousands)
Outstanding - October 30, 2011	715,017	$7.51	7.31	$232	—	$—
Granted	—	—	—	—	—	—
Expired	(27,800)	6.39	—	—	—	—
Forfeited	(149,267)	11.25	—	—	—	—
Outstanding - October 28, 2012	537,950	6.53	6.43	314	—	—
Granted	—	—	—	—	110,000	7.16
Expired	(28,700)	6.39	—	—	—	—
Forfeited	(25,100)	7.22	—	—	—	—
Vested	—	—	—	—	(36,666)	6.25
Outstanding - November 3, 2013	484,150	6.50	5.42	1,041	73,334	7.61
Granted	340,000	12.59	6.67	—	15,000	9.24
Expired	(34,600)	6.39	—	—	—	—
Forfeited	(25,400)	6.39	—	—	—	—
Vested	—	—	—	—	(65,000)	7.97
Outstanding - November 2, 2014	764,150	$9.22	5.43	$776	23,334	$7.68
Unvested at November 2, 2014	2,000	$10.56	6.53	$—	23,334	$7.68
Vested and unexercisable at November 2, 2014	340,000	$12.59	6.67	$—	—	$—
Exercisable at November 2, 2014	422,150	$6.50	4.43	$776
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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

The following table summarizes transactions involving outstanding stock options under the 1995 plan:

1995 Plan	Number of shares	Weighted average exercise price	Weighted average contractual life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding - October 30, 2011	28,650	$12.21	1.39	$—
Exercised	—	—	—	—
Expired	(10,950)	10.42	—	—
Outstanding - October 28, 2012	17,700	13.31	1.01	—
Exercised	—	—	—	—
Expired	(10,200)	9.27	—	—
Outstanding - November 3, 2013	7,500	18.81	0.76	—
Exercised	—	—	—	—
Expired	(7,500)	18.81	—	—
Outstanding - November 2, 2014	—	—	—	—

Vested and exercisable at November 2, 2014	—	$—	—	$—

The Company estimates the fair value of each stock option grant using the Black-Scholes option-pricing model and Monte Carlo simulation when applicable. There were no option grants in fiscal 2013 and 2012. The assumptions used to estimate the fair value stock options were as follows for the 2014 fiscal year:

November 2, 2014
Weighted-average fair value of stock option granted	$3.21
Expected volatility	48.0%
Expected term (in years)	7
Risk-free interest rate	2.25%
Expected dividend yield	0.0%

Share based compensation expense was recognized in Selling, Administrative and Other Operating Costs in the Company’s Consolidated Statements of Operations as follows (in thousands):

	Year ended
	November 2, 2014	November 3, 2013	October 28, 2012
2006 Stock Incentive Plan
Selling, administrative and other operating costs	$1,198	$416	$127
Total	$1,198	$416	$127

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

NOTE 14: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Year ended
	November 2, 2014	November 3, 2013	October 28, 2012
Numerator
Net loss from continuing operations	$(3,387)	$(12,743)	$(16,035)
Income (loss) from discontinued operations, net of income taxes	(15,601)	(18,132)	2,432
Net loss	$(18,988)	$(30,875)	$(13,603)

Denominator
Basic weighted average number of shares	20,863	20,826	20,813
Dilutive weighted average number of shares	20,863	20,826	20,813

Per Share Data:
Basic:
Net loss from continuing operations	$(0.16)	$(0.61)	$(0.77)
Income (loss) from discontinued operations, net of income taxes	(0.75)	(0.87)	0.12
Net loss	$(0.91)	$(1.48)	$(0.65)

Diluted:
Net loss from continuing operations	$(0.16)	$(0.61)	$(0.77)
Income (loss) from discontinued operations, net of income taxes	(0.75)	(0.87)	0.12
Net loss	$(0.91)	$(1.48)	$(0.65)
Options to purchase 764,150, 491,650 and 555,650 shares of the Company’s common stock were outstanding at November 2, 2014, November 3, 2013 and October 28, 2012, respectively. Additionally, there were 15,000 restricted shares outstanding at November 2, 2014, 73,334 restricted shares outstanding at November 3, 2013 and no restricted shares outstanding October 28, 2012. The options and restricted shares were not included in the computation of diluted loss per share in fiscal 2014 and 2013 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those fiscal years.

NOTE 15: Related Party Transactions
During fiscal 2014, 2013, and 2012, the law firm of which Lloyd Frank, a member of the Company’s Board of Directors, is of counsel rendered services to the Company in the amount of $1.2 million, $2.5 million, and $4.3 million, respectively. In addition, during fiscal 2014, 2013, and 2012 the Company paid $92,400, $77,000 and $72,500, respectively, to Michael Shaw, Ph.D., son of Jerry Shaw, Executive Officer, and brother of Steven Shaw, the Company’s former Chief Executive Officer and Director, for services rendered to the Company.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

NOTE 16: Commitments and Contingencies

(a)	Leases

The future minimum rental commitments as of November 2, 2014 for all non-cancelable operating leases were as follows (in thousands):

Fiscal year:	Amount
2015	$12,485
2016	7,942
2017	5,429
2018	3,185
2019	2,052
Thereafter	2,164
Many of the leases also require the Company to pay and contribute to property taxes, insurance and ordinary repairs and maintenance. The lease agreements, which expire at various dates through 2022, may be subject in some cases to renewal options, early termination options or escalation clauses.
Rent expense for all operating leases for fiscal years 2014, 2013, and 2012 was $16.2 million, $15.0 million, and $14.4 million, respectively.

(b)	Legal Proceedings
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
In July 2013, Oracle Corporation brought suit against the Company alleging copyright infringement and related claims. The complaint alleges that the Company's information technology infrastructure business provided customer installation services of software updates for Oracle’s computer operating system software and system firmware without appropriate authorization or license. Oracle alleges that it provides customers with updates only if they have purchased support agreements covering servers on which updates will be installed. The Company has asserted defenses and counterclaims of anti-competitive practices and related claims. The matter is scheduled for trial to commence on August 3, 2015.
Estimates are based on currently available information and assumptions. Significant judgment is required in both the determination of probability and the determination of whether a matter is reasonably estimable. The Company’s estimates may change and actual expenses could differ in the future as additional information becomes available.

NOTE 17: Subsequent Events
On December 1, 2014, the Company completed the sale of its Computer Systems segment to NewNet, as further discussed in Note 2.
On December 12, 2014, the Company amended the Short-Term Financing Program to extend the termination date to December 31, 2017. In addition, the amendment increased the borrowing base of eligible receivables by including unbilled activity up to 15% of total eligible receivables, and receivables from customers with payment terms in the 61-95 day category up to a maximum of 5% of total eligible receivables.
On January 9, 2015, the Board of Directors of the Company approved a new share repurchase program of up to 1,500,000 shares of the Company's common stock during a 36-month period commencing January 19, 2015. The Board of Directors also terminated the existing share repurchase program that was authorized on June 2, 2008.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

NOTE 18: Segment Disclosures
The Company’s operating segments are determined in accordance with the Company’s internal management structure, which is based on operating activities.

Segment operating income (loss) is comprised of segment net revenues less direct cost of staffing services revenue or cost of other revenue, selling, administrative and other operating costs, amortization of purchased intangible assets and restructuring costs. The Company allocates to the segments all operating costs except for costs not directly relating to our operating activities such as corporate-wide general and administrative costs and fees related to restatement, investigations and remediation. These costs are not allocated because doing so would not enhance the understanding of segment operating performance and they are not used by management to measure segment performance. These allocations are included in the calculation of each segment’s operating income (loss). Financial data concerning the Company’s sales and segment operating income (loss) by reportable operating segment are summarized in the following table (in thousands):

	For the year ended November 2, 2014
	Total	Staffing Services	Other
Net Revenue	$1,710,028	$1,599,046	$110,982
Expenses
Direct cost of staffing services revenue	1,359,048	1,359,048	—
Cost of other revenue	92,440	—	92,440
Selling, administrative and other operating costs	231,104	212,471	18,633
Amortization of purchased intangible assets	181	101	80
Restructuring costs	2,010	1,431	579
Segment operating income (loss)	25,245	25,995	(750)
Corporate general and administrative	15,198
Restatement, investigations and remediation	5,261
Operating income	4,786
Other income (expense), net	(2,947)
Income from continuing operations before income taxes	$1,839

	For the year ended November 3, 2013
	Total	Staffing Services	Other
Net Revenue	$2,017,472	$1,899,723	$117,749
Expenses
Direct cost of staffing services revenue	1,627,166	1,627,166	—
Cost of other revenue	94,519	—	94,519
Selling, administrative and other operating costs	265,002	243,997	21,005
Amortization of purchased intangible assets	511	34	477
Restructuring costs	781	781	—
Segment operating income	29,493	27,745	1,748
Corporate general and administrative	11,917
Restatement, investigations and remediation	24,828
Operating loss	(7,252)
Other income (expense), net	(2,569)
Loss from continuing operations before income taxes	$(9,821)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

	For the year ended October 28, 2012
	Total	Staffing Services	Other
Net Revenue	$2,146,448	$2,027,601	$118,847
Expenses
Direct cost of staffing services revenue	1,731,595	1,731,595	—
Cost of other revenue	95,572	—	95,572
Selling, administrative and other operating costs	277,844	256,522	21,322
Amortization of purchased intangible assets	523	47	476
Segment operating income	40,914	39,437	1,477
Corporate general and administrative	13,444
Gain on sale of building	(4,418)
Restatement, investigations and remediation	42,906
Operating loss	(11,018)
Other income (expense), net	(3,305)
Loss from continuing operations before income taxes	$(14,323)

Assets of the Company by reportable operating segment are summarized in the following table (in thousands):

	November 2, 2014	November 3, 2013
Assets:
Staffing services	$274,070	$309,726
Other	34,019	41,536
	308,089	351,262
Cash, investments and other corporate assets	92,023	119,460
Held for sale	24,220	30,618
Total Assets	$424,332	$501,340

Sales to external customers and long-lived assets of the Company by geographic area are as follows (in thousands):

	Year ended
	November 2, 2014	November 3, 2013	October 28, 2012
Net Revenue:
Domestic	$1,489,334	$1,802,444	$1,946,647
International, principally Europe	220,694	215,028	199,801
Net Revenue	$1,710,028	$2,017,472	$2,146,448

	November 2, 2014	November 3, 2013
Long-Lived Assets:
Domestic	$22,667	$28,489
International	3,637	4,037
Long-Lived Assets	$26,304	$32,526

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

Capital expenditures and depreciation and amortization by the Company’s operating segments are as follows (in thousands):

	Year ended
	November 2, 2014	November 3, 2013	October 28, 2012
Capital Expenditures:
Staffing services	$4,855	$8,133	$9,554
Other	205	738	187
Total segments	5,060	8,871	9,741
Corporate	207	356	2,105
Total Capital Expenditures	$5,267	$9,227	$11,846

Depreciation and Amortization:
Staffing services	$4,048	$6,438	$8,588
Other	843	1,569	1,870
Total segments	4,891	8,007	10,458
Corporate	4,432	3,162	1,361
Total Depreciation and Amortization	$9,323	$11,169	$11,819

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

NOTE 19: Quarterly Financial Information (unaudited)
The following tables present certain unaudited consolidated quarterly financial information for each quarter in the fiscal years ended November 2, 2014 and November 3, 2013.

The following table presents selected Consolidated Statements of Operations data for each quarter for the fiscal year ended November 2, 2014 (in thousands, except per share amounts):

	Three Months Ended				Year Ended
	February 2, 2014	May 4, 2014	August 3, 2014	November 2, 2014	November 2, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Staffing services	$392,269	$406,733	$396,979	$403,065	$1,599,046
Other revenue	29,359	29,347	25,670	26,606	110,982
NET REVENUE	421,628	436,080	422,649	429,671	1,710,028
EXPENSES
Direct cost of staffing services revenue	339,796	344,922	337,285	337,045	1,359,048
Cost of other revenue	24,133	24,066	22,319	21,922	92,440
Selling, administrative and other operating costs	63,495	60,600	57,805	63,905	245,805
Amortization of purchased intangible assets	104	26	26	25	181
Restructuring costs	657	999	141	710	2,507
Restatement, investigations and remediation	4,668	593	—	—	5,261
TOTAL EXPENSES	432,853	431,206	417,576	423,607	1,705,242
OPERATING INCOME (LOSS)	(11,225)	4,874	5,073	6,064	4,786
OTHER INCOME (EXPENSE)
Interest income	96	126	63	(18)	267
Interest expense	(956)	(928)	(851)	(795)	(3,530)
Foreign exchange gain (loss), net	388	(630)	(134)	494	118
Other income (expense), net	62	216	(8)	(72)	198
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,635)	3,658	4,143	5,673	1,839
Income tax provision	1,047	2,277	738	1,164	5,226
NET INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	(12,682)	1,381	3,405	4,509	(3,387)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(4,392)	(4,876)	(3,885)	(2,448)	(15,601)
NET INCOME (LOSS)	$(17,074)	$(3,495)	$(480)	$2,061	$(18,988)
PER SHARE DATA:
Basic:
Income (loss) from continuing operations	$(0.61)	$0.07	$0.16	$0.22	$(0.16)
Loss from discontinued operations, net of income taxes	(0.21)	(0.23)	(0.19)	(0.12)	(0.75)
Net income (loss)	$(0.82)	$(0.16)	$(0.03)	$0.10	$(0.91)
Weighted average number of shares	20,849	20,861	20,866	20,874	20,863
Diluted:
Income (loss) from continuing operations	$(0.61)	$0.07	$0.16	$0.21	$(0.16)
Loss from discontinued operations, net of income taxes	(0.21)	(0.23)	(0.18)	(0.11)	(0.75)
Net income (loss)	$(0.82)	$(0.16)	$(0.02)	$0.10	$(0.91)
Weighted average number of shares	20,849	21,084	21,072	21,013	20,863

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 2, 2014

The following table presents selected Consolidated Statements of Operations data for each quarter for the fiscal year ended November 3, 2013 (in thousands, except per share amounts):

	Three Months Ended				Year Ended
	January 27, 2013	April 28, 2013	July 28, 2013	November 3, 2013	November 3, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Staffing services	$474,362	$476,729	$455,848	$492,784	$1,899,723
Other revenue	25,617	24,243	32,865	35,024	117,749
NET REVENUE	499,979	500,972	488,713	527,808	2,017,472
EXPENSES
Direct cost of staffing services revenue	410,341	411,393	388,763	416,669	1,627,166
Cost of other revenue	21,938	23,131	23,205	26,245	94,519
Selling, administrative and other operating costs	66,460	70,691	68,005	71,763	276,919
Amortization of purchased intangible assets	131	131	123	126	511
Restructuring costs	285	133	141	222	781
Restatement, investigations and remediation	13,820	7,387	1,159	2,462	24,828
TOTAL EXPENSES	512,975	512,866	481,396	517,487	2,024,724
OPERATING INCOME (LOSS)	(12,996)	(11,894)	7,317	10,321	(7,252)
OTHER INCOME (EXPENSE)
Interest income	572	104	85	151	912
Interest expense	(904)	(1,002)	(903)	(1,062)	(3,871)
Foreign exchange gain (loss), net	(96)	443	(163)	185	369
Other income (expense), net	(34)	112	(23)	(34)	21
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(13,458)	(12,237)	6,313	9,561	(9,821)
Income tax provision (benefit)	1,883	2,199	(820)	(340)	2,922
NET INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	(15,341)	(14,436)	7,133	9,901	(12,743)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(1,749)	(3,025)	(5,077)	(8,281)	(18,132)
NET INCOME (LOSS)	$(17,090)	$(17,461)	$2,056	$1,620	$(30,875)
PER SHARE DATA:
Basic:
Income (loss) from continuing operations	$(0.74)	$(0.69)	$0.34	$0.48	$(0.61)
Loss from discontinued operations	(0.08)	(0.15)	(0.24)	(0.40)	(0.87)
Net income (loss)	$(0.82)	$(0.84)	$0.10	$0.08	$(1.48)
Weighted average number of shares	20,813	20,825	20,829	20,837	20,826
Diluted:
Income (loss) from continuing operations	$(0.74)	$(0.69)	$0.34	$0.47	$(0.61)
Loss from discontinued operations	(0.08)	(0.15)	(0.24)	(0.39)	(0.87)
Net income (loss)	$(0.82)	$(0.84)	$0.10	$0.08	$(1.48)
Weighted average number of shares	20,813	20,825	21,019	21,050	20,826