Form 10-K/A
period 2014-11-02
VOLT INFORMATION SCIENCES, INC.
filed 2015-03-02
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 2, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of  February 27, 2015, there were 20,977,796 shares of common stock outstanding.

VOLT INFORMATION SCIENCES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 2, 2014

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Company’s annual report on Form 10-K for the year ended November 2, 2014, originally filed on January 20, 2015 (the “Original Filing”). The Company is filing the Amendment to include the information required by Part III and not included in the Original Filing as the Company will not file its definitive proxy statement within 120 days of the end of its fiscal year ended November 2, 2014. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our current directors and executive officers and their ages, positions, biographies and outside directorships are set forth below. Also included for our directors is information regarding their specific experience, qualifications, attributes and skills that led to the conclusion that each director should serve on our Board. Our executive officers are appointed by, and serve at the discretion of, our Board. This information is as of February 16, 2015.

Name	Age	Position(s)
Ronald Kochman	56	President, Chief Executive Officer and Director
Lloyd Frank	89	Director
Bruce G. Goodman	66	Director
Theresa A. Havell	68	Director
Mark N. Kaplan	84	Director
Deborah Shaw	60	Director
Jerome Shaw	88	Executive Vice President and Director
William H. Turner	73	Director
James Whitney Mayhew	53	Senior Vice President and Chief Financial Officer
Lori Larson	47	Senior Vice President – North America Staffing
Rhona Driggs	49	Senior Vice President – North America Staffing
Richard Herring	57	Senior Vice President and Managing Director, Europe and Asia Staffing
Louise Ross	66	Vice President – Human Resources
Sharon H. Stern	52	Senior Vice President – Legal Affairs and Secretary

Ronald Kochman has been our President and Chief Executive Officer and a director since April 2012. Mr. Kochman has been employed by us since 1987 and has been an officer of the Company since February 2005. Prior to his appointment as President and Chief Executive Officer, he served as Senior Vice President, Strategic Planning. He received his Master of Business Administration degree with an emphasis in finance and investments from George Washington University and earned his Bachelor of Arts degree in Economics from Stony Brook University. Through his 27 years’ experience with us, Mr. Kochman has gained a deep knowledge of all aspects of the Company’s business and has valuable insight with respect to finance, strategy and business development.

Lloyd Frank has been a director since March 2000. He has been senior counsel since January 2010, and of counsel from April 2005 until December 2009, with the law firm of Troutman Sanders LLP. Mr. Frank was counsel from January 2004 to March 2005, and a partner from January 1977 until December 2003, with the law firm of Jenkens & Gilchrist Parker Chapin LLP (and its predecessors, Parker Chapin LLP and Parker Chapin Flattau & Klimpl). Mr. Frank is also a director of EnviroStar, Inc. (a distributor of commercial and industrial boilers, commercial laundry and drycleaning equipment) and was a director of Park Electrochemical Corp. from 1985 until 2013 (a developer and manufacturer of advanced materials). Mr. Frank has extensive corporate legal, compliance and governance experience, and has served as an advisor to, and board member of, a number of other public companies, private companies and charities. This experience enables him to provide the Board with advice on a wide range of legal and business matters, in addition to an understanding of our legal and business affairs obtained from over 40 years of legal representation of our Company.

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

Mark N. Kaplan has been a director since April 1991. He has been of counsel with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP since 1999. From October 1979 until 1999, he was a partner in that firm. In addition to serving on the board of directors or as trustee of a number of civic and charitable organizations, Mr. Kaplan is also a director of American Biltrite, Inc. (a manufacturer of commercial flooring and performance sheet rubber) and Autobytel Inc. (an online automotive marketing firm). Mr. Kaplan is also a member and former Chairman of the Audit Committee of the City of New York and is a member and former co-Chair of the Audit Advisory Committee of the Board of Education of the City of New York. In addition to his legal experience focusing on securities, governance and mergers and acquisitions matters, Mr. Kaplan brings to the Board business management, financing and leadership experience gained as President, Director, and Chief Operating Officer of Engelhard Minerals & Chemicals Corporation (a New York Stock Exchange listed mining and chemicals company acquired by BASF in 2006) from 1977 to 1979 and President and Chief Executive Officer of Drexel Burnham Lambert (an investment banking firm) from 1970 to 1977.

Deborah Shaw has been a director since August 2006. Dr. Shaw has been a clinical psychologist with a private practice in Los Angeles, California for more than 19 years. Dr. Shaw brings to the Board the perspective of a non-management beneficial owner of approximately 10.3 percent of our common stock, as well as an educational background in law gained from her law degree from the University of Pennsylvania Law School and three years of the practice of law with the law firm of Covington & Burling.

Jerome Shaw has been a director since April 2012. Jerome Shaw co-founded the Company, has been Executive Vice President since 1957, served as Secretary of the Company from 1957 until 2014 and has been employed in executive capacities by the Company and its predecessors since 1950. Jerome Shaw brings to the Board business leadership, and a deep understanding of our business, operations, services, products, customers, suppliers and employees.

William H. Turner has been a director since August 1998. Mr. Turner is the Chairman of International College, Beirut, Lebanon and was formerly a senior advisor with Opera Solutions, LLC (a predictive analytics company). Mr. Turner also served as Dean at The School of Business of Montclair State University from June 2008 until January 2010. He was founding Dean at Stony Brook University College of Business from January 2004 to December 2007. Prior to that, he was Senior Partner of Summus Ltd. (a consulting firm) from September 2002 to December 2003. From August 1997 until September 1999, Mr. Turner was President of PNC Bank, N.A. and served as Chairman of that bank’s Northeast Region until September 2002. From October 1996 to July 1997, Mr. Turner was President and Co-Chief Executive Officer of Franklin Electronic Publishers, Incorporated (a designer and developer of hand-held electronic information products) and, from August 1990 to September 1996, he was Vice Chairman of The Chase Manhattan Bank and its predecessor, Chemical Banking Corporation. He is also a director of Ameriprise Financial, Inc. (a financial planning and advisory firm), and Standard Motor Products, Inc. (a manufacturer of engine management and temperature control parts). During the last five years, Mr. Turner also served as a director of Franklin Electronic Publishers, Inc. and New Jersey Resources Corporation (a natural gas and renewable energy services company) and, since 2011 Mr. Turner has been a director of Fine Mark Bank, a non-public commercial/private bank with headquarters in Ft. Myers, Florida. Mr. Turner provides the Board with vast knowledge of finance and accounting gained through his extensive executive experience at leading banking institutions and business, managerial and leadership experience gained from his position as the chief executive officer of a publicly-held company.

James Whitney Mayhew has been our Senior Vice President and Chief Financial Officer since April 2012. He served as our Vice President and Interim Chief Financial Officer from August 2011 to April 2012 and our Vice President and Corporate Controller from June 2010 until August 2011. Prior to joining the Company, Mr. Whitney was a partner with KPMG LLP, a registered independent accounting firm, where he was an auditor for over 21 years serving primarily multi-national SEC registrant clients. Mr. Whitney served as an audit partner for Silicon Valley technology and services companies from 2007 to 2009 and as an audit partner on a four-year international assignment in Asia from 2003 to 2007. Previous to that, he served on assignments in Silicon Valley, New York, and Seattle. Mr. Whitney is a Certified Public Accountant and holds a Bachelor of Arts degree in Business Administration with a concentration in Accounting from the University of Washington.

Lori Larson has been our Senior Vice President – North America Staffing since November 2013 and has been employed by us since 1992. Prior to her appointment as Senior Vice President – North America Staffing, she served in various roles with increased responsibilities within our Staffing Service segment including Branch Manager, Area Manager, National and Global Account Manager and most recently Regional Vice President. Ms. Larson is currently responsible for the program and relationship management of our Enterprise customers. Prior to joining us, Ms. Larson held a position in sales and marketing at a manufacturing company.

Rhona Driggs has been our Senior Vice President  – North American Staffing since November 2013 and has been employed by us since 1996.  Prior to her appointment as Senior Vice President – North America Staffing, she served in various roles with increased responsibilities within our Staffing Service segment including Regional Manager and Regional Vice President.  Ms. Driggs is currently responsible for the program and relationship management of our Retail customers in addition to having responsibility of delivery for all of North America.  Prior to joining us, Ms. Driggs held various increased responsibilities at Kelly Services from 1990–1996.

Richard Herring has been Senior Vice President and Managing Director of Europe and Asia Staffing operations since December 2010 and joined the Company in January 2006 as European Staffing Services Director. Prior to joining the Company, he served as a Director of TheSkillsMarket Limited, a software house providing services to recruitment companies, between September 2004 and January 2006. Between August 1988 and July 2004, Mr. Herring worked in various sales and operational capacities at the U.K.-based recruitment company Reed Personnel Services PLC, and was a director of this company between January 1999 and July 2004. Mr. Herring has also served as an elected executive of the U.K.-based trade body the Association of Professional Staffing Companies for two separate terms, 2001 to 2004 and 2007 to 2010, fulfilling the role of chairman in 2009-2010.

Louise Ross has been our Vice President of Human Resources since September 2006 and has been employed by the Company in executive capacities in its human resource departments since 1993. Prior to joining Volt, Ms. Ross held various management positions in human resources with extensive experience in program development, compensation/benefits, employee and labor relations and employment law. Ms. Ross was an adjunct professor for the New School University, graduate management program in Human Resources. She also taught compensation and employee benefits for undergraduate programs. She holds a Master’s Degree from the New School University in Human Resources Management along with an undergraduate degree in business management from Marymount Manhattan College.

Sharon H. Stern has been our Senior Vice President of Legal Affairs since May 2014 and our Secretary since June 2014. Immediately prior to joining the Company in May 2014, she was a partner at the law firm of Troutman Sanders LLP. Ms. Stern has over twenty-five years of legal experience focusing on corporate governance and business litigation matters. Ms. Stern holds a Bachelor of Arts degree in Psychology from the State University of New York at Albany and a Juris Doctor degree from the New York University School of Law.

Corporate Governance

The Company’s business and affairs are managed and under the direction of the Board. Members of the Board are kept informed of the Company’s business through discussions with the Company’s Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. Our Board has standing Audit, Nominating/Corporate Governance, Compensation and Executive Committees. The Company’s policies and procedures with respect to the Board, as well as information regarding the roles and responsibilities of Board committee chairs and their committees, which are comprised solely of independent directors, are set forth in the committee charters and in our Corporate Governance Guidelines, copies of which are available in the Investors & Governance section of the Company’s website, at www.volt.com.

The Board held eight meetings during the fiscal year ended November 2, 2014. No director attended fewer than 75 percent of the aggregate of the total number of meetings of the Board and the total number of meetings of committees of the Board on which such director served.

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

The Audit Committee operates under a written charter adopted by our Board. The Audit Committee provides assistance to the Company’s directors in fulfilling the Board’s oversight responsibility as to the Company’s accounting, auditing and financial reporting practices and as to the quality and integrity of the publicly distributed financial reports of the Company. The Audit Committee held eleven meetings during the fiscal year ended November 2, 2014.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee consists of Mark N. Kaplan, Lloyd Frank, Theresa A. Havell (Chair) and William H. Turner. The Nominating/Corporate Governance Committee is comprised entirely of directors determined by the Board to be “independent” for purposes of the NYSE rules.

The Nominating/Corporate Governance Committee operates under a written charter adopted by our Board. The responsibilities of the Nominating/Corporate Governance Committee include: identifying, evaluating and recommending to the Board prospective nominees for director; reviewing the Company’s corporate governance policies and making recommendations to the Board from time to time regarding matters of corporate governance; and reviewing the performance of the Board and its members. The Nominating/Corporate Governance Committee has not established a formal process to identify and evaluate prospective nominees for director. The Nominating/Corporate Governance Committee held two meetings during the fiscal year ended November 2, 2014.

Compensation Committee

The Compensation Committee consists of Mark N. Kaplan, Lloyd Frank, Theresa A. Havell and William H. Turner (Chair). The Compensation Committee is comprised entirely of directors determined by the Board to be “independent” for purposes of the NYSE rules. The Compensation Committee operates under a written charter adopted by our Board. The Compensation Committee is responsible for establishing, implementing and monitoring the Company’s executive compensation policies and program. The Company’s executive compensation program is designed to meet three principal objectives:

•	attract, motivate and retain the talented executives who are a critical component of the Company’s long-term success by providing each with a competitive total compensation package;

•	ensure that executive compensation is aligned with both the short- and long-term interests of shareholders; and

•	motivate and reward high levels of team and individual performance.

During fiscal year 2014, the Compensation Committee retained the services of Chernoff Diamond as its compensation advisor with respect to executive compensation matters. The Compensation Committee held eight meetings during the fiscal year ended November 2, 2014.

Additional information regarding the Compensation Committee and our policies and procedures regarding executive compensation, including the role of compensation advisors and executive officers in recommending executive compensation, is provided below under “Compensation Discussion and Analysis”.

Executive Committee

The Executive Committee consists of Ronald Kochman, Bruce G. Goodman, Theresa A. Havell, Mark N. Kaplan and William H. Turner.  The Executive Committee operates under a written charter adopted by our Board.  The Executive Committee shall consist of no fewer than three of our directors, shall include the Chief Executive Officer, and must include a majority of independent, non-management directors.  The responsibilities of the Executive Committee include all of those exercised by the full board, other than those matters which are expressly delegated to another committee of the Board of Directors or matters which, by law, cannot be delegated by the Board to a committee of the Board.  The Executive Committee held nine meetings during the fiscal year ended November 2, 2014.

Board Leadership Structure

Our Chief Executive Officer chairs meetings of our Board, and our Audit Committee Chairman chairs meetings of our independent directors. We believe that combining the positions of Chief Executive Officer and chairing the meetings of our Board is appropriate for our Company and results in operational efficiencies given the size of our Company and the particularly detailed knowledge of our Company’s operations that our Chief Executive Officer develops, which we believe is beneficial for chairing our board meetings. Our independent directors meet regularly without management, including our Chief Executive Officer, and are active in the oversight of our Company. Our Board and each Board committee has access to members of our management and the authority to retain independent legal, accounting or other advisors as they deem necessary or appropriate. Our Chief Executive Officer does not serve on any Board committee, other than the Executive Committee.

Our Audit Committee Chairman, in fulfilling the role of chairing meetings of our independent directors:

•	chairs meetings and executive sessions at which only the independent directors attend;

•
advises our Chief Executive Officer as to the quality, quantity and timeliness of the flow of information from management that is necessary for the independent directors to effectively perform their duties;

•	participates as a member of the Compensation Committee in the conduct of an annual evaluation of the performance of the Chief Executive Officer; and

•	recommends to the Chief Executive Officer the retention of outside advisors and consultants who report directly to the Board.

We believe that our board leadership structure provides an appropriate balance between strong and strategic leadership and independent oversight of our Company, and that our board leadership structure continues to serve the best interests of our Company and stockholders.

Risk Oversight

The Audit Committee of our Board oversees our risk management process. The day-to-day responsibility for our risk management process rests with our Chief Executive Officer, Senior Vice President and Chief Financial Officer, and our Vice President of Risk Management. Our Senior Vice President and Chief Financial Officer and our Vice President of Risk Management provide periodic updates to the Audit Committee regarding, among other things, risk assessments and actions taken to mitigate risk. In addition, our Director of Internal Audit or, during periods when that position is vacant, our Vice President of Risk Management, reports directly to the Chairman of the Audit Committee and provides periodic updates to the Audit Committee regarding risk management issues, particularly those regarding accounting and finance-related risks. Periodic updates regarding claims against our Company are also provided to our Board by our Vice President of Risk Management.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics. Directors, officers and all employees must act in accordance with these policies. The Code of Business Conduct and Ethics requires, among other things, all employees to engage in honest and ethical conduct in performing their duties, provides guidelines for the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and provides mechanisms to report unethical conduct. Our employees will be held accountable for their adherence to this Code.

Please see the section entitled “Availability of Corporate Governance Documents” below for information on how to view or obtain a copy of our Code of Business Conduct and Ethics.

Corporate Governance Guidelines

As a part of our Board’s commitment to sound corporate governance, our Board has adopted a set of Corporate Governance Guidelines, which guides the operation of the board and its committees. The Nominating and Corporate Governance Committee reviews our Corporate Governance Guidelines at least annually and recommends any changes to our Board for its consideration and approval.

Our Corporate Governance Guidelines cover, among other topics:

•	board structure and composition;

•	director independence;

•	board member nomination and eligibility requirements;

•	board leadership and executive sessions;

•	committees of the board;

•	director responsibilities;

•	board and committee resources, including access to officers, employees and independent advisors;

•	director compensation;

•	director orientation and ongoing education;

•	succession planning; and

•	board and committee self-evaluations.

Please see the section entitled “Availability of Corporate Governance Documents” below for information on how to view or obtain a copy of our Corporate Governance Guidelines.

Availability of Corporate Governance Documents

To learn more about our corporate governance and to view our Corporate Governance Guidelines, Code of Business Conduct and Ethics, other significant corporate policies and all charters of committees of the Board, please visit the Investors & Governance section of our website, www.volt.com. Copies of these documents are also available without charge upon request to Volt Information Sciences, Inc., 1065 Avenue of the Americas, New York, New York 10018, Attention: Shareholder Relations. The telephone number for this office is 212-704-7921.

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board from those procedures set forth in our By-Laws.  According to our By-Laws, in order to do so, a shareholder must give us written notice not less than 120 days nor more than 150 days prior to the one-year anniversary of the date of the notice of the annual meeting of shareholders that was held in the immediately preceding year.

Shareholders may submit names of qualified director candidates, together with detailed information on the proposed candidates’ backgrounds, to Volt Information Sciences, Inc., 1065 Avenue of the Americas, New York, New York 10018, Attention: Secretary – Director Candidates, for referral to the Nominating/Corporate Governance Committee for consideration.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from certain reporting persons, all required Section 16(a) filings applicable to its directors, executive officers and greater-than-ten-percent beneficial owners were properly filed during the fiscal year ended November 2, 2014 except that, due to administrative oversight,  (i) a Form 3 for Mr. Herring reporting on his appointment as an executive officer was filed late, and consequently a Form 3 for Mr. Herring reporting on the respective grant of 30,000 performance-based stock options to him on July 3, 2014 was also filed late, and (ii) a Form 3 for each of Ms. Larson, Ms. Driggs and Ms. Stern reporting on their respective appointments as an executive officer was not filed, and consequently a Form 4 for each of Ms. Larson and Ms. Driggs reporting on the respective grants of 30,000 performance-based stock options to each of them on July 3, 2014 was not filed; in addition, a Form 4 reporting on the grant to Mr. Kochman of an aggregate of 40,000 shares of restricted stock after the end of fiscal year 2014 was filed late.  The Company understands that all outstanding filings will be made in the near future.

AUDIT COMMITTEE REPORT

The Audit Committee met and held discussions with management and the Company’s independent Registered Public Accounting Firm. The Committee has reviewed and discussed the consolidated financial statements with management and the Company’s independent Registered Public Accounting Firm.

The Committee discussed with the independent Registered Public Accounting Firm matters to be discussed as required by the Public Company Accounting Oversight Board (PCAOB), rules of the Securities and Exchange Commission, and other applicable regulations.

In addition, the Committee has reviewed and discussed with the Company’s independent Registered Public Accounting Firm the firm’s independence from the Company and its management. The Audit Committee received from the independent Registered Public Accounting Firm the written disclosures and the letter regarding its independence as required by the PCAOB’s applicable requirements.

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2014, as filed with the Securities and Exchange Commission.

Mark N. Kaplan (Chair)

Theresa A. Havell

William H. Turner

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (the “CD&A”) describes our executive compensation philosophy and programs, the compensation decisions made under those programs, and the considerations in making those decisions. This CD&A focuses on the compensation of our named executive officers (“2014 Named Executive Officers”) for the fiscal year ending November 2, 2014 (“fiscal year 2014”), who were:

•	Ronald Kochman, President and Chief Executive Officer (CEO);

•	James Whitney, Senior Vice President and Chief Financial Officer;

•	Jerome Shaw, Executive Vice President;

•	Lori Larson, Senior Vice President – North America Staffing; and

•	Rhona Driggs, Senior Vice President – North America Staffing; and

•	Howard Zimmerman, then Chief Operating Officer, North America Staffing;

Mr. Zimmerman’s employment with the Company terminated effective May 9, 2014.

Executive Compensation Philosophy

The central objectives of our executive compensation program are to (i) attract, retain and reward executive officers who contribute to our long-term success; (ii) align compensation with the short- and long-term interests of shareholders ; and (iii) motivate and reward high levels of team and individual performance. These objectives collectively seek to link executive officer compensation to our overall performance, which helps to align the interests of our executives with the interests of our shareholders.

Components of Executive Compensation

The principal components of compensation for our Named Executive Officers were:

•	base salary;

•	for some executives, performance-based cash bonuses; and

•	for some executives, long-term cash and/or equity incentives.

These individual compensation elements are intended to create a total compensation package for each Named Executive Officer that we believe achieves our compensation objectives and provides competitive compensation opportunities.

Throughout this CD&A, we refer to the sum of base salary, performance-based cash bonuses and long-term incentives as “total compensation,” and we refer to the sum of base salary and performance-based cash bonuses as “total cash compensation.”

Oversight and Authority over Executive Compensation

Overview

As discussed in more detail below, the Compensation Committee determined the total compensation of the CEO and determined any long-term incentive awards granted to Named Executive Officers based upon the recommendation of the CEO. The CEO was responsible for determining the total cash compensation of the other Named Executive Officers and for recommending to the Compensation Committee whether any long-term equity incentive awards should be granted to Named Executive Officers.

Role of the Compensation Committee and Compensation Advisor in Determining Compensation

During fiscal year 2014, the Compensation Committee retained the services of Chernoff Diamond as its compensation advisor with respect to executive compensation matters. The Compensation Committee relied on compensation analysis for the CEO, other officers and non-officers generated by the compensation advisor. Upon the request of the Compensation Committee, the compensation advisor attends certain Compensation Committee meetings to provide information and recommendations regarding our executive compensation program. Apart from its work for the Compensation Committee, Chernoff Diamond does not provide any significant services to the Company or management.

The Compensation Committee generally meets in executive session without any member of management present when discussing compensation matters pertaining to our CEO, and with the CEO when discussing other Named Executive Officers.

The Compensation Committee has determined that its compensation advisor, Chernoff Diamond, is independent and that its work for the Compensation Committee does not raise any conflict of interest. The compensation advisor is retained directly by the Compensation Committee.

The Compensation Committee relied upon its collective judgment in making its decisions regarding the compensation of the CEO and not upon guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation elements for the CEO. Key factors that the Compensation Committee considered included the nature and scope of the CEO’s responsibilities, his effectiveness in conducting our business during the prior fiscal year and leading initiatives to increase earnings per share.

The Compensation Committee determined the total compensation for Mr. Kochman, who served as our CEO throughout fiscal year 2014. The decision was based primarily upon the Compensation Committee’s assessment of the CEO’s performance based on objective criteria, including performance of the business, accomplishment of reported goals and long-term strategic objectives and the development of management, as well as subjective criteria and its assessment of the CEO’s potential to improve business and thereby enhance long-term shareholder value, and took account of the terms of Mr. Kochman’s employment agreement, which is described below.

With respect to long-term equity incentives, the Compensation Committee is responsible for making awards to the other Named Executive Officers based upon the recommendation of the CEO. In determining the long-term incentives to be awarded to the other Named Executive Officers, the Compensation Committee considers the CEO’s recommendation, the Named Executive Officers’ cash compensation, the nature and scope of the Named Executive Officers’ responsibilities and their individual performance, and takes into account the terms of the Named Executive Officer’s employment agreement with the Company, if any. Employment agreements with the Named Executive Officers are described below.

Role of the CEO in Determining Compensation

For all Named Executive Officers, no single component of compensation is emphasized over any other component because of their combined potential to influence Named Executive Officers’ performance. The Compensation Committee understands that Mr. Kochman, as CEO, based his determination of the total cash compensation of the other Named Executive Officers primarily upon his assessment of the individual officer’s performance and potential to improve business and thereby to enhance long-term shareholder value. The Compensation Committee understands that Mr. Kochman relied upon his judgment in making his decisions and not upon guidelines or formulas or short-term changes in the Company’s stock price in determining the amount and mix of compensation elements for the other Named Executive Officers.

Base Salary

Base salary is the fixed component of an executive’s annual cash compensation. The objective of base salary is to provide a portion of compensation to the Named Executive Officer that is not “at risk,” and is generally unaffected by fluctuations in the Company’s performance or the market in general. The Compensation Committee has not set a base salary for the CEO at any fixed level as against comparable positions, but instead considers the CEO’s compensation each year based on all of the factors discussed in this CD&A, including, but not limited to, the individual officer’s performance, the officer’s potential to improve business and thereby to enhance long-term shareholder value, and overall Company performance.

Base salaries for our Named Executive Officers, other than the CEO, were primarily determined based upon the general knowledge of the CEO with input and recommendations from the Vice President of Human Resources (except, in the case of our CFO, with respect to whom Chernoff Diamond provided input and recommendations), and base salaries paid to similarly positioned company executives within the Company, the terms of any contractual arrangements, salaries paid historically, tax and accounting issues and, when appropriate, personal performance as assessed by the Compensation Committee and the CEO. No formulaic base salary adjustments were provided to the Named Executive Officers in fiscal year 2014. Adjustments in base salary for Named Executive Officers are discretionary and are generally considered no more frequently than every 12 months.

The base salary of each of our 2014 Named Executive Officers during fiscal year 2014 was unchanged from the executive’s base salary at the end of fiscal year 2013.

Annual Cash Incentive

For fiscal year 2014, the determination as to the annual cash bonus for the CEO was made by the Compensation Committee based on an assessment of his performance during the prior fiscal year, and the determination as to the annual cash bonus of the other Named Executive Officers was primarily made by the CEO based upon the performance of each such Named Executive Officer during the prior fiscal year.

The annual cash bonus provides cash incentives for our Named Executive Officers to focus on annual financial and operating results by placing a portion of total compensation opportunity “at risk.” The Compensation Committee and the CEO, as the case may be, relied upon their judgment and not upon guidelines or formulas or short-term changes in our stock price in determining the amount, if any, of the annual cash bonus. Key factors that are considered include business unit performance and contributions to strategic initiatives by the Named Executive Officer during the prior fiscal year.

Mr. Kochman

With respect to fiscal year 2014, we paid to Mr. Kochman a bonus of $575,000, which was his target bonus for fiscal year 2014 established by the Compensation Committee. The factors considered in determining Mr. Kochman’s bonus included the relisting of our common stock on a national stock exchange, progress in becoming current in required external reporting and continued implementation of a strategic plan.

Mr. Whitney

Mr. Whitney received an annual bonus of $400,000 for fiscal year 2014 (which was equal to his target bonus as established by the Compensation Committee). The factors considered in determining Mr. Whitney’s bonus included  progress in becoming current in required external reporting, continued restructuring of the Company’s accounting function, continued strengthening of the Company’s financial control environment, and the relisting of the Company’s common stock on a national securities exchange.

As discussed under “Agreements with 2014 Named Executive Officers – James Whitney,” Mr. Whitney’s employment agreement, which was entered into in 2012, provided for him to earn a special bonus of up to $750,000 based on the Company filing certain reports with the SEC as part of its effort to again become current in its required reporting.  Mr. Whitney earned the first $250,000 of the special bonus during fiscal 2013, and payment of this amount was reported in the Company’s proxy statement for its 2014 annual meeting of shareholders.  Mr. Whitney earned the remaining $500,000 of the special bonus during fiscal year 2014 upon the Company’s filing with the SEC of (i) its annual report on Form 10-K for the fiscal year ending October 31, 2011 (which filing was made on November 15, 2013); and (ii) its annual report on Form 10-K for the fiscal year ending October 28, 2012 (which filing was made on November 15, 2013).  Payment of this portion of Mr. Whitney’s special bonus is included in the amount reported in the Fiscal Year 2014 Summary Compensation Table under the “Bonus” column in the row for fiscal year 2014.

On January 16, 2015, we announced that Mr. Whitney would be leaving the Company effective March 20, 2015.

For fiscal year 2014 and beyond, Mr. Whitney’s employment agreement provides that he will be eligible to earn target annual bonuses and long-term incentive awards as determined by the CEO and approved by the Compensation Committee.

Ms. Larson

Ms. Larson’s annual cash incentives are established under the terms of her employment agreement.  At the beginning of fiscal year 2014, Ms. Larson was granted a quarterly incentive goal of $62,500 based on continued satisfaction of non-quantitative measures including engendering a collaborative, team approach with colleagues and other corporate functions, an annual incentive of up to $87,500 to be earned based on operating income levels for fiscal year 2014 of the North American staffing segment of Volt Workforce Solutions and a non-quantitative performance incentive of up to $25,000 based on operational performance goals.  Ms. Larson’s aggregate incentive earned for fiscal year 2014 was $270,000, representing full payment of her quarterly incentives and $20,000 for the attainment of operational performance goals related to the advancement of strategic initiatives.

Ms. Driggs

Ms. Driggs’ annual cash incentives are established under the terms of her employment agreement.  At the beginning of fiscal year 2014, Ms. Driggs was granted a quarterly incentive goal of $37,500 based on continued satisfaction of non-quantitative measures including engendering a collaborative, team approach with colleagues and other corporate functions, an annual incentive of up to $87,500 to be earned based on operating income levels for fiscal year 2014 of the North American staffing segment of Volt Workforce Solutions and a non-quantitative performance incentive of up to $25,000 based on operational performance goals.  Ms. Driggs’ aggregate incentive earned for fiscal year 2014 was $162,500, representing full payment of her quarterly incentives and $12,500 for the attainment of operational performance goals related to the advancement of strategic initiatives.

Mr. Zimmerman

Mr. Zimmerman’s annual cash incentives were established under the terms of his employment agreement.  At the beginning of fiscal year 2014, Mr. Zimmerman was granted a quarterly incentive goal of $81,250 based on continued satisfaction of non-quantitative measures including engendering a collaborative, team approach with colleagues and other corporate functions, and a target annual incentive of $100,000 to be earned based on operating income levels for fiscal year 2014.  In connection with Mr. Zimmerman’s termination of employment effective May 9, 2014, he was awarded aggregate incentive for fiscal year 2014 of $162,500.

Long-Term Incentives

A key component of our executive compensation program is long-term incentives that may be comprised of either cash or equity or a combination of both. The equity portion is granted pursuant to our 2006 Incentive Stock Plan (the “Incentive Plan”). It is our philosophy that the Company’s Named Executive Officers should be rewarded based upon our financial performance as well as each executive’s contribution to advancing our business strategy and our long-term performance. We believe that an equity ownership stake in the Company is an important component in linking each executive officer’s compensation to our performance to improve business and thereby create long-term shareholder value. Grants of restricted stock, restricted stock units and stock options serve to align the interests of the shareholders with those of the Named Executive Officers by incentivizing the Named Executive Officers toward the creation and preservation of long-term shareholder value. Under the Incentive Plan, eligible executive officers may, subject to Compensation Committee oversight and discretion (and, in the case of the CEO, subject to Board input and ratification), receive annual performance-based bonuses in the form of an equity award.

For several years prior to fiscal year 2014, our common stock was not listed on any national securities exchange and therefore was not actively traded, although it continued to trade on the over-the-counter market. Under these circumstances, the Compensation Committee concluded that equity awards would not be an effective tool for motivating and retaining key executive talent and, with the exception of the awards to Mr. Kochman and Mr. Whitney, did not make equity awards to any other Named Executive Officer.   On August 26, 2014, we listed our common shares on the NYSE-MKT exchange.  In anticipation of this development, the Compensation Committee made awards of performance-based stock options to Messrs. Kochman, Whitney, Larson and Driggs and to certain other senior officers of the Company on July 3, 2014.  These stock options were “out of the money” when granted and will have value to the executive only if our stock price attains certain specified price thresholds.  More specifically, the awards to each executive consisted of three tranches of stock options with exercise prices of $10, $12 and $14, respectively, and each tranche will become exercisable only if the closing price of our common stock during any 10 consecutive trading day period ending on or prior to July 3, 2017 equals or exceeds the exercise price for that tranche.  The closing price of our common stock on July 3, 2014 on the over-the-counter market was $9.49.

Mr. Kochman

Mr. Kochman’s fiscal year 2014 cash long-term incentive award was conditioned on his achievement of performance targets determined by the Compensation Committee at the start of fiscal year 2014. These targets related to the relisting of our common stock on a national securities exchange, progress in becoming current in required external reporting and continued implementation of a strategic plan. The Compensation Committee determined after the end of fiscal year 2014 that Mr. Kochman had achieved the performance targets and authorized granting his full target award consisting of $270,000 cash and 40,000 shares of restricted stock. The cash portion of the award is payable, and the restricted shares vest, in equal amounts on each of the following dates: (a) fifteen days after the filing date with the SEC of our annual report on Form 10-K for the fiscal year 2014 (which report was filed on January 20, 2015), (b) October 30, 2015, and (c) October 30, 2016. Mr. Kochman must remain employed by the Company on each of those dates in order to receive payment or vesting, but his award will vest in full in the event that he is terminated without cause or resigns for good reason within 90 days of a change in control.

In addition, in July 2014, the Compensation Committee awarded Mr. Kochman 100,000 performance-based stock options having the terms described above.

Mr. Whitney

The Compensation Committee established Mr. Whitney’s target long-term incentive award for fiscal year 2014 at $400,000 in cash. Mr. Whitney’s fiscal year 2014 long-term incentive award was conditioned on his achievement of performance targets determined by the Compensation Committee at the start of fiscal year 2014. These targets related to completing progress in becoming current in required external reporting, continued restructuring of the Company’s accounting function, continued strengthening of the Company’s financial control environment, and the relisting of the Company’s common stock on a national securities exchange. The Compensation Committee determined at the end of fiscal year 2014 that Mr. Whitney had achieved the performance targets and authorized granting of the full target award. Mr. Whitney’s award of $400,000 is payable in three equal installments. The first installment became payable 15 days after the filing date with the SEC of the Company’s annual report on Form 10-K for fiscal year 2014 (which report was filed on January 20, 2015); the remaining installments will become payable on October 30, 2015 and October 30, 2016, provided that Mr. Whitney remains employed through the relevant payment date. The award will be paid in full if we terminate Mr. Whitney’s employment without cause or he resigns for good reason.

In addition, in July 2014, the Compensation Committee awarded Mr. Whitney 60,000 performance-based stock options having the terms described above.

On January 16, 2015, we announced that Mr. Whitney would be leaving the Company effective March 20, 2015.  In connection with Mr. Whitney’s departure, we agreed to accelerate the vesting of the remaining 10,000 shares of restricted Volt common stock that had been awarded to him in fiscal year 2012 as sign-on equity and to pay him separation pay of $966,667 consisting of (i) one year of his current salary ($400,000), (ii) a pro rata bonus for fiscal year 2015 equal to five-twelfths of his target bonus for fiscal year 2014 of $400,000 and (iii) the long-term incentive payments earned in respect of fiscal years 2013 and 2014 that otherwise would be due to be paid to Mr. Whitney in October 2015 ($400,000).

Ms. Larson

In July 2014, the Compensation Committee awarded Ms. Larson 30,000 performance-based stock options having the terms described above.

Ms. Driggs

In July 2014, the Compensation Committee awarded Ms. Driggs 30,000 performance-based stock options having the terms described above.

Employment, Termination of Employment and Change-In-Control Agreements

During fiscal year 2014, we were party to employment agreements and severance and retirement agreements with certain of our Named Executive Officers. We utilize such arrangements in order to attract, motivate and retain high caliber talent. None of the employment agreements with our Named Executive Officers contain tax gross-ups. The Compensation Committee and CEO, as applicable, considered these agreements in reaching their compensation decisions. A description of these agreements can be found in “Agreements with 2014 Named Executive Officers.”

Clawback/Recoupment

We may clawback compensation paid to certain of our Named Executive Officers. The employment agreement with each of Mr. Kochman, Mr. Whitney, Ms. Larson, Ms. Driggs and Mr. Zimmerman provides that the Company may recover any compensation received that is required to be recovered by the Sarbanes-Oxley Act of 2002 or the Dodd-Frank Act of 2010.

Benefits

General

Our executive officers do not participate in any tax-qualified defined benefit plan sponsored by the Company. We do not provide our executives, including our Named Executive Officers, with special or supplemental defined benefit pension or health benefits. Our Named Executive Officers receive health and welfare benefits under the same programs and subject to the same eligibility requirements that apply to our employees generally.

Deferred Compensation Opportunity; Other Retirement Benefits

Our Named Executive Officers are eligible to participate in our 401(k) plan. We currently match 50% of the first 2% of eligible pay that employees contribute to the 401(k) plan. We also have a non-qualified deferred compensation and supplemental savings plan, which permits eligible employees to defer a portion of their salary. This plan consists solely of participant deferrals and earnings thereon. We invest the assets of the plan in mutual funds based upon investment preferences of the participants.

Perquisites

Perquisites represent a minor component of executive compensation. We provide our Named Executive Officers with a small number of perquisites that we believe to be reasonable and competitive. Further detail can be found in footnote 6 of the “Summary Compensation Table.”  No tax gross-up payments are provided in connection with any perquisites.

Other Compensation-Related Matters

Accounting for Share-Based Compensation

We account for share-based compensation including restricted stock, restricted stock units and stock option awards in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), Compensation – Stock Compensation.

Impact of Tax Treatment on Compensation

Section 162(m) limits the Company’s tax deduction for compensation in excess of $1 million paid in any one year to its Chief Executive Officer and certain other executive officers unless the compensation is “qualified performance-based compensation.” Payments of bonuses will constitute “qualified performance-based compensation” under the provisions of Section 162(m) if payable on account of the attainment of one or more pre-established, objective performance goals and if certain requirements are met. The Company’s Incentive Bonus Plan and Amended and Restated 2007 Incentive Award Plan were each approved by our shareholders pursuant to the requirements of Section 162(m) and the Company typically intends for awards earned under these plans to qualify for tax deduction. However, the Compensation Committee reserves the right to pay the Company’s employees, including participants in the Incentive Plan, other amounts which may or may not be deductible under Section 162(m) or other provisions of the Internal Revenue Code.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed this Compensation Discussion and Analysis as required by Item 407(e) of Regulation S-K with management and, based on this review and discussion, recommended to the Board that this Compensation Discussion and Analysis be included in this Form 10-K/A Annual Report on Form 10-K for the fiscal year ending November 2, 2014.

Lloyd Frank Theresa A. Havell Mark N. Kaplan William H. Turner, Chair

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

All members of the Compensation Committee were independent directors, and no member was an employee or former employee of the Company. During the fiscal year 2014, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee. No member of our Compensation Committee was an officer of the Company during fiscal year 2014. During fiscal year 2014, we paid or accrued $1.2 million to Troutman Sanders LLP, at which Lloyd Frank, a member of our Compensation Committee, is Senior Counsel, for services rendered to us and expenses reimbursed.

Fiscal Year 2014 Executive Compensation

Fiscal Year 2014 Summary Compensation Table

The following table provides information concerning the compensation of the 2014 Named Executive Officers for each of the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012.  The Company’s fiscal year ends on the Sunday nearest October 31st. The 2014 and 2012 fiscal years consisted of 52 weeks while the 2013 fiscal year consisted of 53 weeks.  In the column “Salary,” we disclose the amount of base salary paid to the 2014 Named Executive Officers during the fiscal year.

Fiscal Year 2014 Summary Compensation Table

Name and Principal Position	Year	Salary $ (1)	Bonuses $ (2)	Stock Awards $ (3)	Option Awards $ (4)	Non-Equity Incentive Plan Compensation $ (5)	All Other Compensation $ (6)	Total $
Ronald Kochman	2014	575,000	575,000	—	328,600	270,000	8,328	1,756,928
President and Chief	2013	584,890	575,000	600,000	—	180,000	6,882	1,946,772
Executive Officer	2012	416,189	287,500	—	—	—	4,684	708,373

James Whitney	2014	400,000	900,000	—	191,300	266,666	7,556	1,765,522
Senior Vice President and	2013	407,692	650,000	187,500	—	—	5,434	1,250,626
Chief Financial Officer	2012	400,000	381,250	—	—	—	5,924	787,174

Jerome Shaw	2014	517,005	—	—	—	—	15,202	532,207
Executive Vice President	2013	526,947	—	—	—	—	46,347	573,294
	2012	517,005	—	—	—	—	11,203	528,208

Lori Larson	2014	300,000	—	—	95,650	270,000	12,254	677,904
Senior Vice President
North America Staffing

Rhona Driggs	2014	300,000	—	—	95,650	162,500	56,363	674,513
Senior Vice President
North America Staffing

Howard Zimmerman	2014	194,525	—	—	—	162,500	170,084	527,109
Formerly Chief Operating Officer,	2013	262,753	25,000	—	—	362,247	11,372	661,372
North America Staffing

___________
(1)
Represents the amount of base salary paid to the 2014 Named Executive Officers during the relevant fiscal year. The 2013 base salary amounts for Mr. Kochman and Mr. Whitney exceed the contractual base salaries ($575,000 and $400,000, respectively) because Fiscal Year 2013 consisted of 53 weeks rather than 52 weeks.

(2)
The amounts in this column are the gross amounts of the Named Executive Officer’s performance bonus for the relevant fiscal year plus, in the case of Mr. Whitney, $500,000 as a special bonus under his employment agreement that became payable during fiscal year 2014 as a result of the Company’s filing its annual report on Form 10-K for the fiscal year ending October 31, 2011 (which filing was made on November 15, 2013) and its annual report on Form 10-K for the fiscal year ending October 28, 2012 (which filing was made on November 15, 2013). For an explanation of how  annual bonuses were determined, see “Annual Cash Incentive” in Compensation Discussion and Analysis.  For a description of Mr. Whitney’s special bonus arrangement see “Agreements with 2014 Named Executive Officers – James Whitney.”

(3)
Amounts shown in the Stock Awards column reflect the aggregate grant date fair value of stock granted to our Named Executive Officers determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. For a discussion of valuation assumptions, see Note 13 in our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2014. No Named Executive Officer received grants of stock awards during 2014 and 2012. The 2013 amount for Mr. Kochman includes awards as part of his long-term incentive for fiscal years 2012 and 2013.

(4)
In July 2014, the Company granted an aggregate of 340,000 performance-based options to purchase shares of the Company's common stock to certain of its senior officers. The closing price for the Company's stock must meet or exceed certain trading price targets for ten consecutive trading days for the stock options to be exercisable; if the  stock price targets are not met on or prior to July 3, 2017, the options will not become exercisable. These options expire seven years from the grant date. Amounts reported reflect the aggregate grant date fair value of the stock options determined in accordance with FASB ASC Topic 718, excluding the amount of estimated forfeitures.  For a discussion of valuation assumptions, see Note 13 in our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2014.

(5)
For Mr. Kochman the amount reported for 2014 represents payment of the final installment of the amount earned under his fiscal year 2012 long-term incentive award and the first two installments of the amount earned under his fiscal year 2013 long-term incentive award, both of which were provided for under the terms of his employment agreement; the amount reported for 2013 represents payment of the first two installments of the amount earned under the fiscal year 2012 long-term incentive award.  For Mr. Whitney, the amount reported for 2014 represents payment of the first two installments of the amount earned under his fiscal year 2013 long-term incentive award provided for under the terms of his employment agreement.  For Ms. Larson, Ms. Driggs, and Mr. Zimmerman, the amount reported for 2014 represents 2014 incentives.

(6)
Amounts for 2014 consisted of (a) premiums under the Company’s group life insurance policy of $654 for each of Ronald Kochman , James Whitney, Lori Larson and Rhona Driggs, $1,038 for Jerome Shaw and $381 for Howard Zimmerman; (b) the Company’s contribution under the Company’s 401(k) plan of $2,600 for each of Ronald Kochman, James Whitney, Jerome Shaw, Lori Larson and Rhona Driggs and $2,530 for Howard Zimmerman ; (c) automobile allowances and expenses related to Company owned or leased automobiles of $7,965 for Jerome Shaw, $9,000 for each of Lori Larson and Rhona Driggs and $4,673 for Howard Zimmerman; (d) transportation expenses of $3,599 for Jerome Shaw; (e) entertainment expenses of $5,074 for Ronald Kochman and $4,302 for James Whitney; (f) relation of $44,109 for Rhona Driggs and (g) severance of $162,500 for Howard Zimmerman.

Fiscal Year 2014 Grants of Plan-Based Awards

The table below provides information regarding awards made by the Compensation Committee in fiscal year 2014. The values shown below for equity awards to Mr. Kochman, Mr. Whitney, Ms. Larson and Ms. Driggs are each equity award’s grant date fair value as determined under applicable accounting standards.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
Ronald Kochman		—	$270,000(5)	—
	7/3/2014 (2)				20,000	$10	$84,200
	7/3/2014(3)				40,000	$12	$136,400
	7/3/2014(4)				40,000	$14	$108,000

James Whitney		—	$400,000(6)	—
	7/3/2014(2)				10,000	$10	$42,100
	7/3/2014(3)				20,000	$12	$68,200
	7/3/2014(4)				30,000	$14	$81,000

Lori Larson			(7)
	7/3/2014(2)				5,000	$10	$21,050
	7/3/2014(3)				10,000	$12	$34,100
	7/3/2014(4)				15,000	$14	$40,500

Rhona Driggs			(7)
	7/3/2014(2)				5,000	$10	$21,050
	7/3/2014(3)				10,000	$12	$34,100
	7/3/2014(4)				15,000	$14	$40,500

Howard Zimmerman			$100,000(8)	—

(1)	The dollar amount shown reflects the aggregate grant date fair value of option awards calculated in accordance with FASB ASC Topic 718.
(2)
These options become exercisable, if at all, only if the closing price of the Company’s common stock during any 10 consecutive trading day period ending on or prior to July 3, 2017 equals or exceeds $10. These options expire seven years from the grant date.

(3)
These options become exercisable, if at all, only if the closing price of the Company’s common stock during any 10 consecutive trading day period ending on or prior to July 3, 2017 equals or exceeds $12 . These options expire seven years from the grant date.

(4)
These options become exercisable, if at all, only if the closing price of the Company’s common stock during any 10 consecutive trading day period ending on or prior to July 3, 2017 equals or exceeds $14. These options expire seven years from the grant date.

(5)
The Compensation Committee awarded Mr. Kochman a long-term incentive award for fiscal year 2014, with a target amount of $270,000 in cash and 40,000 shares of restricted stock contingent on Mr. Kochman’s achievement of objective goals and targets determined by the Compensation Committee. After the end of fiscal year 2014, the Compensation Committee confirmed the award to Mr. Kochman in the target amount. The restricted shares included in the award had a grant date during fiscal year 2015. The relevant performance goals and targets, payment and vesting terms for Mr. Kochman’s fiscal year 2014 long-term incentive awards are described in the Compensation Discussion and Analysis beginning.

(6)
The Compensation Committee awarded Mr. Whitney an incentive award in respect of fiscal year 2014 with a target amount of $400,000 in cash contingent on Mr. Whitney’s achievement of objective goals and targets determined by the Compensation Committee. At the end of fiscal year 2014, the Compensation Committee confirmed the award to Mr. Whitney in the target amount. The relevant performance goals and targets are described in the Compensation Discussion and Analysis.

(7)
Ms. Larson’s and Ms. Driggs’ annual cash incentives are established under the terms of their respective employment agreements. See “Annual Cash Incentive – Lori Larson” and “Annual Cash Incentive – Rhona Driggs.”

(8)
The target amount of Mr. Zimmerman’s cash long-term incentive award was established pursuant to his employment agreement.  Mr. Zimmerman also was eligible to earn a quarterly threshold incentive in the amount of $81,250 pursuant to his employment agreement.  For a description of the annual and quarterly incentives and related performance metrics, see “Agreements with 2014 Named Executive Officers – Howard Zimmerman.”  Mr. Zimmerman’s employment with the Company terminated effective May 9, 2014.

Fiscal Year 2014 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning shares of our common stock subject to unexercised stock options and equity incentive plan awards held at November 2, 2014 by the 2014 Named Executive Officers:

	Option Awards (1)				Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price $	Option Expiration Date	Number of Shares or Units that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested $
Ronald Kochman	8,000	— 20,000 40,000 40,000	6.39 10.00 12.00 14.00	4/6/2019 7/3/2021 7/3/2021 7/3/2021	13,334(2)	110,406
James Whitney	3,000	2,000 20,000 30,000	10.56 10.00 12.00 14.00	5/11/2021 7/3/2021 7/3/2021 7/3/2021	10,000(3)	82,800
Jerome Shaw	8,000	—	6.39	4/6/2019	—	—
Lori Larson	5,000	— 5,000 10,000 15,000	6.39 10.00 12.00 14.00	4/6/2019 7/3/2021 7/3/2021 7/3/2021	—	—
Rhoda Driggs	5,000	— 5,000 10,000 15,000	6.39 10.00 12.00 14.00	4/6/2019 7/3/2021 7/3/2021 7/3/2021	—	—
Howard Zimmerman	—	—	—	—	—	—
_____________
(1)
Represents options granted to each of the 2014 Named Executive Officers. Each option has a ten-year term, except the July 3, 2014 grant, which has a seven-year term. All are subject to earlier termination in the event of the termination of the optionee’s employment. All options vest in equal installments over a five year period, except the July 3, 2014 grants, whose vesting is contingent on the attainment of certain stock price goals. See footnotes 2, 3 and 4 to the Fiscal Year 2014 Grants of Plan-Based Awards Table for details.

(2)
On October 29, 2013, Mr. Kochman received an award of 40,000 restricted shares of the Company’s common stock as part of his long-term incentive award for fiscal 2013. 13,333 of such shares vested 104 days after the end of the Company’s 2013 fiscal year and an additional 13,333 shares vested on October 30, 2014; the remaining 13,334 shares are scheduled to vest on October 30, 2015, but will vest immediately if, within 90 days of a Change of Control, the Company terminates Mr. Kochman’s employment without cause or he resigns for good reason, as such terms are defined in his employment agreement.

(3)
On December 24, 2012, Mr. Whitney received an award of 30,000 restricted shares of the Company’s common stock as sign-on equity pursuant to the terms of his employment agreement. 10,000 of such restricted shares vested on June 30, 2013, another 10,000 shares vested on June 30, 2014 and the remaining 10,000 shares were scheduled to vest on June 30, 2015. In connection with the announcement of Mr. Whitney’s planned departure from the Company effective March 20, 2015, the Company has agreed to vest the remaining 10,000 shares.

Fiscal Year 2014 Option Exercises and Stock Vested

The following table contains information about restricted stock held by the applicable Named Executive Officers that vested during 2014. No options were exercised by our Named Executive Officers in fiscal year 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired On Vesting (#)	Value Realized on Vesting ($) (1)
Ronald Kochman	—	—	40,000	$343,786
James Whitney	—	—	10,000	$94,900

(1)
Determined by multiplying the shares of stock that vested during the 2014 fiscal year by the closing market price of our common stock on the respective vesting dates, but excluding any tax obligations incurred in connection with such vesting.

Fiscal Year 2014 Pension Plan Benefits

In fiscal year 2014, our Named Executive Officers did not participate in any pension plans providing for payment or other benefits at, following or in connection with retirement.

For certain payments and benefits to which our 2014 Named Executive Officers became or would become entitled upon retirement or other specified terminations of employment, please see the sections “Agreements with 2014 Named Executive Officers” and “Potential Payments Upon Termination or Change in Control as of November 2, 2014.”

Fiscal Year 2014 Nonqualified Deferred Compensation

We sponsor the Volt Information Sciences, Inc. Deferred Compensation and Supplemental Savings Plan (the “Deferred Compensation Plan”) under which eligible employees may elect to defer up to 20% of their cash compensation. Benefit entitlements under the Deferred Compensation Plan are unfunded, unsecured deferred compensation obligations of the Company. Participants generally may direct the manner in which their accounts under the Deferred Compensation Plan are notionally allocated to the available investment funds, which are, generally, publicly traded mutual funds and collective investment trusts. Participant accounts are vested at all times. We do not contribute to or otherwise supplement employee deferrals under the Deferred Compensation Plan.

James Whitney is the only one of our 2014 Named Executive Officers who participates in the Deferred Compensation Plan. The following table shows the executive or company contributions, earnings, withdrawals, and fiscal year-end account balance for Mr. Whitney.

Name	Plan Name	Aggregate Balance at Beginning of Year $	Executive Contributions in Last FY $	Company Contributions in Last FY $	Aggregate earnings in Last FY $	Aggregate Withdrawals/ Distributions $	Aggregate Balance at Last FYE $(1)
James Whitney	Volt Information Sciences, Inc. Deferred Comp and Supplemental Savings Plan	21,571	—	—	1,016	—	22,587

(1)	An aggregate of $21,075 constituting Executive’s contributions were previously reported as compensation to the Executive in the Company’s 2012 and 2013 Summary Compensation Tables.

Agreements with 2014 Named Executive Officers

Ronald Kochman

In connection with his appointment as President and CEO, we entered into an agreement with Ronald Kochman on December 26, 2012, effective May 1, 2012. The agreement provides for a base salary at the annual rate of $575,000, which may be increased but not decreased in the Company’s discretion. Mr. Kochman was eligible, under the terms of his agreement, to earn an annual bonus for fiscal year 2013 with a target of 100% of his base salary, based on his achievement of criteria developed by the Compensation Committee.  For fiscal year 2014 and subsequent years, the Committee establishes the target amount of Mr. Kochman’s bonus on an annual basis.

The agreement provided for a long-term incentive award in recognition of Mr. Kochman’s performance for fiscal year 2012 comprised of $270,000 in cash and 40,000 shares of restricted stock. The cash portion of the award is payable, and the restricted shares will vest, in equal amounts on each of the following dates: (a) 100 days after the end of the Company’s 2012 fiscal year, (b) October 30, 2013, and (c) October 30, 2014.

In addition, the agreement provides for a long-term incentive award for fiscal year 2013 that was contingent on Mr. Kochman’s achievement of performance goals and targets determined by the Compensation Committee. The fiscal year 2013 long-term incentive award as approved by the Compensation Committee was comprised of $270,000 in cash and 40,000 shares of restricted stock. Two-thirds of the cash portion of the award and two-thirds of the restricted shares became payable or vested in equal amounts on each of the following dates: (a) fifteen days after the filing date with the SEC of the Company’s annual report on Form 10-K for fiscal year 2013 (which report was filed on January 31, 2014), and (b) October 30, 2014.  The remaining one-third portions of the cash award and restricted shares are scheduled to become payable or vest on  October 30, 2015, provided that Mr. Kochman remains employed by the Company on each of those dates. The award will vest in full in the event that Mr. Kochman is terminated without cause or resigns for good reason within 90 days of a change in control. After 2013, Mr. Kochman is eligible to earn target long-term incentive awards as determined by the Compensation Committee.

The employment agreement with Mr. Kochman provides for “at-will” employment, but requires at least sixty days’ written notice of termination by us without “cause” or by Mr. Kochman with or without “good reason” (as such terms are defined in the employment agreement). Upon termination of employment by us without cause or by Mr. Kochman for good reason, Mr. Kochman will be entitled to (1) continued payment of base salary and continued medical benefits for 24 months and (2)  payment of a pro rata amount of his target annual bonus for the year of termination based on the actual performance criteria for the year (but in no event greater than the target amount). Had Mr. Kochman been terminated on November 2, 2014, the aggregate amount of his severance entitlement under his employment agreement would have been approximately $1,725,000, representing 24 months of base salary at an annual rate of $575,000 plus his fiscal year 2014 bonus of $575,000 which had not yet been paid as of November 2, 2014. Upon termination without cause or for good reason, Mr. Kochman is also entitled to the cost of medical benefit continuation during the 24 month salary continuation period (approximate value of $). We may condition receipt of these severance benefits upon Mr. Kochman’s execution of a release of claims against the Company. Upon termination of employment for any other reason, Mr. Kochman is entitled under his employment agreement only to payment of his accrued but unpaid salary and any unused accrued vacation.

The employment agreement contains non-competition and non-solicitation covenants that apply during employment and for one year following termination of employment.

James Whitney

In connection with his appointment as Chief Financial Officer, we entered into an agreement with James Whitney on December 23, 2012, effective July 1, 2012. The agreement provides for a base salary at the annual rate of $400,000, which may be increased but not decreased in the Company’s discretion. In connection with Mr. Whitney’s entry into the employment agreement and in recognition of his past service with the Company, the employment agreement provides for an award of 30,000 shares of restricted stock which vests in three equal annual installments through June 30, 2015. The award will vest in full immediately in the event that we terminate Mr. Whitney’s employment without cause or he resigns for good reason, as such terms are defined in his employment agreement.

For fiscal year 2013, Mr. Whitney earned a long-term incentive award of $400,000, payable in cash in three installments. The first two installments became payable (a) 15 days after the filing date with the SEC of our annual report on Form 10-K for fiscal year 2013 (which report was filed on January 31, 2014) and (b) on October 30, 2014; the remaining installment will vest on October 30, 2015, provided that Mr. Whitney remains employed through the relevant payment date. The award will paid in full if we terminate Mr. Whitney’s employment without cause or he resigns for good reason.

For fiscal year 2013, Mr. Whitney’s agreement provided for an annual bonus with a target of 100% of his base salary. Mr. Whitney was also eligible to earn a special bonus of up to $750,000. The special bonus was earned in one-third installments upon the Company’s filing with the SEC of: (a) its Restated Composite Form 10-K for the fiscal years ending November 2, 2008, November 1, 2009 and October 31, 2010 (which filing was made on April 9, 2013); (b) its annual report on Form 10-K for the fiscal year ending October 31, 2011 (which filing was made on November 15, 2013); and (c) its annual report on Form 10-K for the fiscal year ending October 28, 2012 (which filing was made on November 15, 2013). For fiscal year 2014 and beyond, Mr. Whitney will be eligible to earn target annual bonuses and long-term incentive awards as determined by the CEO and approved by the Compensation Committee.

The employment agreement with Mr. Whitney provides for “at-will” employment, but requires at least thirty days’ written notice of termination by us without cause or by Mr. Whitney with or without good reason. Upon termination of employment by the Company without cause or by Mr. Whitney for good reason, Mr. Whitney will be entitled to (1) a lump sum payment equal to one year of base salary, (2) the payment of any earned but unpaid bonus and (3) if Mr. Whitney elects to continue to participate in Company sponsored group health plans, payment of six months’ of COBRA continuation coverage, less the amount Mr. Whitney would pay for such coverage if he were still an employee of the Company. Had Mr. Whitney’s employment terminated on November 2, 2014 under such circumstances (that is, by the Company without cause or by Mr. Whitney for good reason), he would have been entitled to payment equal to $800,000, representing one year of base salary ($400,000) plus his fiscal year 2014 bonus of $400,000 which had not been paid as of November 2, 2014; he would also have been entitled to $7,016, which represents six months of COBRA continuation coverage. Upon termination of employment for any other reason, Mr. Whitney is entitled under this employment agreement only to payment of his accrued but unpaid salary and any unused accrued vacation.

The employment agreement contains non-competition and non-solicitation covenants that apply during employment and for six months following termination of employment.

On January 16, 2015, we announced that Mr. Whitney would be leaving the Company effective March 20, 2015. In connection with Mr. Whitney’s departure, we agreed to accelerate the vesting of the remaining 10,000 shares of restricted Company common stock that had been awarded to him in 2012 as sign-on equity and to pay him separation pay of $966,667 consisting of (i) one year of his current salary ($400,000), (ii) a pro rata bonus for fiscal year 2015 equal to five-twelfths of his target bonus of $400,000 for fiscal year 2014 and (iii) $400,000 in long-term incentive payments earned in respect of fiscal years 2013 and 2014 that otherwise would be due to be paid to Mr. Whitney in October 2015.

Jerome Shaw

The Company is a party to an employment agreement with Jerome Shaw dated May 1, 1987 and amended January 3, 1989. The employment term under his agreement continues until the April 30 that is five years after notice is given by either the Company or Jerome Shaw to terminate his employment. The agreement also provides for service thereafter for the remainder of Jerome Shaw’s life as a consultant to the Company for annual consulting fees equal to 75% of his then current base salary for the first ten years of the consulting period and 50% of the base salary for the remainder of the consulting period. If Mr. Shaw’s termination of employment occurred on November 2, 2014, his applicable base salary would have been $517,005. The employment agreement permits Jerome Shaw to accelerate the commencement of the consulting period if a “change in control,” as described below, of the Company occurs or if the Company’s office where Jerome Shaw presently performs his principal services is relocated to a different geographical area.

Upon the death of Jerome Shaw, the Company will pay to his beneficiary an amount equal to three times his annual base salary at the date of death if his death occurred while employed as an executive, 2.25 times his annual base salary at the end of his employment as an executive if his death occurred during the first ten years of the consulting period or 1.5 times his annual base salary at the end of his employment as an executive if his death occurred during the remainder of the consulting period. In the event that Jerome Shaw had died on November 2, 2014, his beneficiary would have been entitled to receive $1,551,015 from the Company. The amount would be payable over three years following his death.

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

The agreement provides that a change in control shall be deemed to occur (1) if there is a change in the possession, direct or indirect, of the power to direct or cause the direction of the management of the policies of the Company, whether through the ownership of voting securities, by contract or otherwise, (2) if any person other than Jerome Shaw becomes a beneficial owner, directly or indirectly, of securities representing more than 25% of the Company’s then outstanding securities having the right to vote in the election of directors, (3) when individuals who are members of the Board at any one time shall immediately thereafter cease to constitute at least three-fourths of the Board, (4) when a majority of the Board elected at any annual or special meeting of shareholders are not individuals nominated by the Company’s incumbent Board, (5) if the shareholders of the Company approve a merger or consolidation of the Company with any other corporation other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or (6) if the shareholders of the Company approve a plan of complete liquidation or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets.

Lori Larson

The Company is a party to an employment agreement with Lori Larson, dated November 25, 2013. The agreement provides for a base salary at the annual rate of $300,000, which may be adjusted from time to time in the Company’s discretion. Ms. Larson, under the terms of her agreement, is eligible to participate in the applicable Company incentive plan, as in effect from time to time. Purusant to this program Ms. Larson is eligible to earn incentive bonus dependent on both quarterly and annual performance metrics related to business unit performance and contributions to strategic initiatives.

The employment agreement with Ms. Larson provides for “at will” employment, but generally requires at least ten days’ written notice of termination by the Company without “cause” or by Ms. Larson with or without “good reason” (as such terms are defined in the employment agreement). Upon termination of employment by the Company without cause or by Ms. Larson for good reason, Ms. Larson will be entitled to, subject to the execution of a release of claims against the Company and, if requested, an exit interview as the Company may designate, (1) continued payment of base salary and continued medical benefits for twelve months or continued payment of base salary for 24 months in the event of a “change in control” (as such term is defined in the employment agreement), and (2) any earned incentive payment, based on pre-established target amounts for such year, prorated to account for days worked during the year of termination.

Had Ms. Larson been terminated on November 2, 2014, the aggregate amount of her severance entitlement under her employment agreement would have been approximately $382,500 representing (i) twelve months of base salary ($300,000), and (ii) $82,500 the fourth quarter incentive bonus, which had not yet been paid as of November 2, 2014. Upon termination of employment for any other reason, Ms. Larson is entitled under her employment agreement only to payment of her accrued but unpaid salary and any unused accrued vacation.

The employment agreement contains non-competition and non solicitation covenants that apply during employment and for one year following termination of employment.

Rhona Driggs

The Company is a party to an employment agreement with Rhona Driggs, dated November 25, 2013. The agreement provides for a base salary at the annual rate of $300,000, which may be adjusted from time to time in the Company’s discretion. Ms. Driggs, under the terms of her agreement, is eligible to participate in the applicable Company incentive plan, as in effect from time to time. Pursuant to this program Ms. Driggs is eligible to earn incentive bonus dependent on both quarterly and annual performance metrics related to business unit performance and contributions to strategic initiatives.

The employment agreement with Ms. Driggs provides for “at will” employment, but generally requires at least ten days’ written notice of termination by the Company without “cause” or by Ms. Driggs with or without “good reason” (as such terms are defined in the employment agreement). Upon termination of employment by the Company without cause or by Ms. Driggs for good reason, Ms. Driggs will be entitled to, subject to the execution of a release of claims against the Company and, if requested, an exit interview as the Company may designate, (1) continued payment of base salary and continued medical benefits for twelve months or continued payment of base salary for 24 months in the event of a “change in control” (as such term is defined in the employment agreement), and (2) any earned incentive payment, based on pre-established target amounts for such year, prorated to account for days worked during the year of termination.

Had Ms. Driggs been terminated on November 2, 2014, the aggregate amount of her severance entitlement under her employment agreement would have been approximately $637,500 representing (i) twenty-four months of base salary ($600,000), and (ii) $37,500, the fourth quarter incentive bonus, which had not yet been paid as of November 2, 2014.  Upon termination of employment for any other reason, Ms. Driggs is entitled under her employment agreement only to payment of her accrued but unpaid salary and any unused accrued vacation.

The employment agreement contains non-competition and non-solicitation covenants that apply during employment and for one year following termination of employment .

Howard Zimmerman

We were party to an employment agreement with Howard Zimmerman, dated October 29, 2013. The agreement provided for a base salary at the annual rate of $325,000, which could be adjusted from time to time in our discretion. Mr. Zimmerman, under the terms of his agreement, was eligible to participate in the applicable Company incentive plan, as in effect from time to time. Pursuant to this program Mr. Zimmerman was eligible to earn incentive bonus dependent on both quarterly and annual performance metrics related to business unit performance and contributions to strategic initiatives.

The employment agreement with Mr. Zimmerman provided for “at will” employment, but generally required at least ten days’ written notice of termination by us without “cause” or by Mr. Zimmerman with or without “good reason” (as such terms are defined in the employment agreement). Mr. Zimmerman’s employment with the Company terminated effective May 9, 2014. In connection with his termination, the Company agreed to pay Mr. Zimmerman severance of $162,500 in accordance with his employment agreement.

The employment agreement contained non-competition and non-solicitation covenants that apply during employment and for one year following termination of employment.

Potential Payments Upon Termination or Change in Control as of November 2, 2014

Upon a change in control of the Company as of November 2, 2014, each of the Named Executive Officers would have been entitled to accelerated vesting of the unvested non-qualified stock options that were granted on July 3, 2014. There would be no net value of this acceleration to the Named Executive Officers as the market price of the Company’s shares was $8.60 as of November 2, 2014 which is below the exercise price of each tranche granted.

For a description and quantification of the payments and benefits to which Mr. Kochman, Mr. Whitney, Mr. Shaw, Ms. Larson, and Ms. Driggs would be entitled upon termination of employment, and of the payments of benefits to which Mr. Zimmerman became entitled upon his termination of employment during fiscal year 2014, please refer to “Agreements with 2014 Named Executive Officers.”

No other amounts would have been payable to our Named Executive Officers upon termination or change in control as of November 2, 2014.

2014 Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of the Board for the fiscal year ended November 2, 2014. As reflected in the table, each director of the Company who is not an officer or employee of the Company receives a director’s fee at an annual rate of $60,000, and is reimbursed for reasonable out-of-pocket expenses related to his or her services. The Chair of the Audit Committee, the Compensation Committee and the Nominating/Governance Committee each receive an additional $20,000, $5,000 and $5,000 per annum respectively. Effective February 3, 2014, the Non-Chairs of the Audit Committee each receive an additional $15,000 per annum, and the  Non-Chairs of the Compensation Committee and Nominating Committee each receive an additional $3,000 per annum. These amounts were prorated for the current year.

In addition to the annual fees described above, effective December 14, 2009 through February 2, 2014, the Chair of the Audit Committee receives $2,000 for each meeting of the Audit Committee he attends, each other member of the Audit Committee receives $1,500 for each meeting of the Audit Committee he or she attends, and each director who is not an officer or employee of the Company or a member of the Audit Committee receives $750 for each meeting of the Board he or she attends.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Lloyd Frank	$64,000	$23,100	$87,100
Bruce G. Goodman	59,500	23,100	82,600
Theresa A. Havell	84,000	23,100	107,100
Mark N. Kaplan	88,250	23,100	111,350
Deborah Shaw	59,500	23,100	82,600
William H. Turner	83,250	23,100	106,350

(1)
Includes additional amounts paid for meetings attended in first quarter 2014 in the amounts of $8,750 for Mr. Kaplan, $6,750 for Ms. Havell, $6,000 for Mr. Turner, $750 each for Mr. Frank, Mr. Goodman and Ms. Shaw.

(2)
On August 12, 2014, the Board of Directors awarded each of the non-employee directors of the Company 2,500 restricted shares under the Company’s 2006 Incentive Stock Plan.  Amounts shown in the Stock Awards column reflect the aggregate grant date fair value of these awards determined in accordance with FASC ASC Topic 718.  As of November 2, 2014, each director had 3,000 outstanding stock option awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of February 20, 2015 (except as described in the footnotes to the following table), with respect to the beneficial ownership of our common stock, our only class of voting or equity securities, by (a) each person who is known to us to own beneficially more than five percent of the outstanding shares of our common stock, (b) each of the Named Executive Officers, (c) each of our directors, and (d) all current executive officers and directors as a group. Unless otherwise indicated, the address for each individual listed below is c/o Volt Information Sciences, Inc., 1065 Avenue of Americas, New York, New York, 10018.

Name of Beneficial Owner	Shares of Common Stock (1)		Shares That May be Acquired Within 60 Days (2)	Percent of Class
Five Percent Shareholders (other than Named Executive Officers and Directors):
Glacier Peak Capital LLC / John C. Rudolf	2,182,825	(3)	—	10.41%
Canton Holdings, L.L.C.	1,570,320	(4)	—	7.49%
Linda Shaw	1,391,095	(5)	—	6.63%
Steven A. Shaw	1,329,794	(6)	6,400	6.37%
Dimensional Fund Advisors, LP	1,277,074	(7)	—	6.09%
Michael Shaw	1,111,484	(8)	—	5.30%
Named Executive Officers and Directors:
Jerome Shaw	2,494,179	(9)	8,000	11.92%
Deborah Shaw	2,161,739	(10)	3,000	10.32%
Bruce G. Goodman	649,654	(11)	3,000	3.13%
Ronald Kochman	121,076	(12)	68,000	*
Lloyd Frank	69,054	(13)	3,000	*
James Whitney	35,000	(14)	33,000	*
Theresa A. Havell	9,000		3,000	*
Mark N. Kaplan	7,500		3,000	*
William H. Turner	4,500		3,000	*
Rhona Driggs	722	(15)	20,000	*
Lori Larson	244	(16)	20,000	*
Howard Zimmerman	—		—	*
All executive officers and directors as a group (14 persons)	4,872,302		194,000	23.93%

*	Less than 1%
(1)	Except as noted, the named beneficial owners have sole voting and investment power with respect to their beneficially owned shares.
(2)
The shares underlying all equity awards that may be exercised within 60 days are deemed to be beneficially owned by the person or persons for whom the calculation is being made and are deemed to have been exercised for the purpose of calculating this percentage, including the shares underlying options where the exercise price is above the current market price.

(3)
Includes (i) an aggregate of 406,714 shares directly owned or controlled by John C. Rudolf, consisting of 220,397 shares directly owned by Mr. Rudolf, 5,000 shares held in an IRA account that he controls, 30,000 shares held in an account that Mr. Rudolf controls for the benefit of his wife and 151,317 shares held in accounts that Mr. Rudolf controls for the benefit of other family members and (ii) 1,776,111 shares owned by the Glacier Peak U.S. Value Fund, L.P., of which Mr. Rudolf may be deemed to be the beneficial owner.  Excludes 2,464,130 shares in respect of which Jerome Shaw, Joyce Cutler-Shaw, The Jerome and Joyce Shaw Family Trust U/D/T dated 8/6/1969, and The Rachel Lynn Shaw Trust U/D/T dated 11/23/2001 granted to Mr. Rudolf , or any other designee of Glacier Peak Capital LLC, an irrevocable proxy to vote such shares at the 2015 annual meeting of shareholders of the Company or any meeting (or consent in lieu of a meeting) which may be called in lieu thereof.

(4)
Based on a Schedule 13G filed with the SEC on February 13, 2015 by Archer Capital Management, L.P. (“Archer”), as the investment manager to certain private investment funds, Canton Holdings, L.L.C. (“Canton”), as the general partner of Archer, Joshua A. Lobel (“Lobel”), an individual, as a principal of Canton, and Eric J. Edidin (“Edidin”), an individual, as a principal of Canton. According to the Schedule 13G, Canton, Archer, Lobel and Edidin have shared and investment power with respect to all 1,570,320 shares.

(5)
Includes (i) 73,356 shares held by Linda Shaw, Bruce Goodman (her husband and a director of the Company) and Deborah Shaw (her sister and a director of the Company) as trustees of trusts for the benefit of the children of Linda Shaw, as to which shares Linda Shaw has shared voting and investment power; and (ii) 5,749 shares held by the William and Jacqueline Shaw Family Foundation, Inc., a charitable foundation of which Linda Shaw, Deborah Shaw and a daughter of Deborah Shaw are the directors, as to which shares Linda Shaw has shared voting and investment power. The inclusion of the shares in clauses (i) and (ii) is not an admission of beneficial ownership of those shares by Linda Shaw. Does not include (a) 21,744 shares owned by Bruce Goodman, individually; (b) 3,000 shares underlying a stock option held by Bruce Goodman that were granted to him by the Company as a director of the Company; (c) 1,500 shares held by Bruce Goodman as trustee of an irrevocable trust for the benefit of a child of Bruce Goodman; and (d) 557,054 shares held by trusts for the benefit of Linda Shaw’s children, of which trusts Deborah Shaw and Bruce Goodman are trustees. The address for Linda Shaw is Shepherd Kaplan LLC c/o Bruce Goodman, 125 Summer Street, Boston, MA 02110.

(6)
Based on a Schedule 13D filed with the SEC on May 16, 2014. Includes (i) 14,216 shares held by Steven Shaw as the sole trustee of trusts for the benefit of two nephews of Steven Shaw; and (ii) 54,054 shares held by Steven Shaw, Lloyd Frank (a director of the Company) and Michael Shaw (Steven Shaw’s brother) as trustees of a trust for the benefit of two of Steven Shaw’s nephews, as to which shares Steven Shaw may be deemed to have shared voting and investment power. The inclusion of shares in clauses (i) and (ii) is not an admission of beneficial ownership of those shares by Steven Shaw.

(7)
Based on a Schedule 13G filed with the SEC on February 5, 2015 by Dimensional Fund Advisors LP, an investment advisor that furnishes investment advice to four investment companies and serves as an investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may also act as advisors or sub-advisors to certain of the Funds. In its role as investment advisors, sub-advisor and/or manager, neither Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over securities that are owned by the Funds. Dimensional may be deemed to be the beneficial owner of the shares held by the Funds through Dimensional, but all shares are owned by the Funds and Dimensional disclaims beneficial ownership of such shares.

(8)
Includes (i) 373,753 shares owned jointly by Michael Shaw and his wife; and (ii) 54,054 shares held by Michael Shaw, Lloyd Frank and Steven Shaw as trustees of a trust for the benefit of two of Michael Shaw’s children, as to which shares Michael Shaw may be deemed to have shared voting and investment power. The inclusion of the shares in clause (ii) is not an admission of beneficial ownership of those shares by Michael Shaw. Does not include (a) 516 shares owned by Michael Shaw’s wife individually; (b) 58,696 shares owned by Michael Shaw’s children who do not reside in his household; and (c) 14,216 shares held by Steven Shaw as the sole trustee of trusts for the benefit of two of Michael Shaw’s children.

(9)
Based on a Schedule 13D filed with the SEC by Jerome Shaw and his wife, Joyce Shaw on October 28, 2014 and in other information available to the Company. Includes (i) 3,229 shares owned by Jerome Shaw individually; (ii) 2,578 shares held by Jerome Shaw through the Company’s Employee Stock Ownership Plan, which is part of the Company’s 401(k) plan; (iii) 24,721 shares held for Jerome Shaw’s benefit under the “Savings Plan” feature of the Company’s 401(k) plan; (iv) 8,000 shares underlying stock options issued by the Company to Jerome Shaw; (v) 1,398,318 shares held in The Jerome and Joyce Shaw Family Trust u/d/t dated 8/6/1969; (vi) 1,052,583 shares held in The Rachel Lynn Shaw Trust u/d/t dated 11/23/2001; (vii) 12,750 shares held by the Family Foundation by virtue of their position as directors of that corporation; and excludes 10,000 shares owned by Joyce Shaw individually. The inclusion of the shares in clauses (vi) and (vii) is not an admission of beneficial ownership of those shares by Jerome Shaw.

(10)
Includes (i) 5,749 shares held by the William and Jacqueline Shaw Family Foundation, Inc., a charitable foundation of which Deborah Shaw, Linda Shaw and a daughter of Deborah Shaw are directors, as to which shares Deborah Shaw may be deemed to have shared voting and investment power; (ii) 71,220 shares owned by Deborah Shaw as custodian under the California Uniform Transfers to Minors Act for the benefit of her children; (iii) 73,356 shares owned by Deborah Shaw, Bruce Goodman (a director of the Company) and Linda Shaw (Deborah Shaw’s sister) as trustees of a trust for the benefit of the children of Linda Shaw, as to which shares Deborah Shaw may be deemed to have shared voting and investment power; and (iv) 557,054 shares owned by Deborah Shaw and Bruce Goodman as trustees of a trust for the benefit of Linda Shaw’s children, as to which shares Deborah Shaw may be deemed to have shared voting and investment power. The inclusion of the shares in clauses (i), (ii), (iii) and (iv) is not an admission of beneficial ownership of those shares by Deborah Shaw. Does not include (a) 23,019 shares owned by Deborah Shaw’s husband; (b) 34,584 shares owned by Deborah Shaw’s husband as custodian for children of Deborah Shaw; and (c) 391,243 shares held by Deborah Shaw’s husband and his sister as trustees for the benefit of Deborah Shaw’s children.

(11)
Includes (i) 1,500 shares owned by Bruce Goodman as trustee of a trust for the benefit of his one of his children; (ii) 73,356 shares owned by Bruce Goodman, Linda Shaw (his wife), and Deborah Shaw (a director of the Company) as trustees of trusts for the benefit of the children of Linda Shaw, as to which shares Bruce Goodman may be deemed to have shared voting and investment power; and (iii) 557,054 shares owned by Bruce Goodman and Deborah Shaw as trustees of a trust for the benefit of Linda Shaw’s children, as to which shares Bruce Goodman may be deemed to have shared voting and investment power. The inclusion of the shares in clauses (i), (ii) and (iii) is not an admission of beneficial ownership of those shares by Bruce Goodman. Does not include 1,311,990 shares owned by Bruce Goodman’s wife individually.

(12)	Includes (i) 1,075.55 shares held for Ronald Kochman’s benefit under the Company’s 401(k) plan and (ii) 40,001 shares that are subject to transfer restrictions.
(13)
Includes 54,054 shares owned by Lloyd Frank, Steven Shaw (a former director of the Company), Michael Shaw and sons of Jerome Shaw as trustees of a trust for the benefit of two grandchildren of Jerome Shaw, as to which shares Lloyd Frank may be deemed to have shared voting and investment power. The inclusion of these shares is not an admission of beneficial ownership of these shares by Lloyd Frank. Does not include 3,793 shares owned by Lloyd Frank’s wife individually.

(14)	Consists of 10,000 shares that are subject to transfer restrictions.
(15)	722 shares held for Rhona Driggs' benefit under the Company's 401(k) plan.
(16)	244 shares held for Lori Larson's benefit under the Company’s 401(k) plan.

The following table sets forth certain information, as at November 2, 2014, with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
1995 Non-Qualified Stock Option Plan	-	$-	—	(a)
2006 Incentive Stock Plan	787,484	$9.17	605,850
Equity compensation plans not approved by security holders	-	-	-

Total	787,484	$9.17	605,850

(a)	Our 1995 Non-Qualified Stock Option Plan terminated on May 16, 2005 except for options previously granted under the plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

During fiscal years 2014, 2013 and 2012, we paid or accrued $1.2 million, $2.5 million, and $4.3 million respectively, to Troutman Sanders LLP, a law firm at which Lloyd Frank, a director of the Company, is Senior Counsel, for services rendered to us and expenses reimbursed.

From time to time we have employed, and will continue to employ, relatives of executive officers, as well as relatives of other full-time employees. We believe that we have always employed, and will continue to employ, those individuals on the same terms that we employ unrelated individuals and for compensation that is less than the amount specified in Item 404 of Regulation S-K.

Independent Directors; Executive Sessions of the Board

The Board has determined that Theresa A. Havell, Mark N. Kaplan, Bruce G. Goodman, Deborah Shaw and William H. Turner meet the current independence requirements under the listing standards of the NYSE. The Board made these determinations based primarily upon a review of the responses of directors to questions regarding employment and compensation history, affiliations and family and other relationships and on discussions with them. The Board determined that there were no material relationships between any of such persons and the Company that could interfere with their exercise of independent judgment and that each meets the current independence requirements applicable to independent directors under the listing standards of the NYSE to serve on the Board.

The Board has also determined that Lloyd Frank meets the current independence requirements under the listing standards of the NYSE. We have retained Troutman Sanders LLP, or other law firms at which Lloyd Frank, a director of the Company, is or was counsel, since 1962 to advise us with respect to our legal position on numerous matters. These firms have also rendered professional services to the estate of William Shaw, Jerome Shaw, Deborah Shaw, and Bruce Goodman and his spouse that were and are billed directly, principally for trust and estate and tax advice principally by attorneys other than Mr. Frank. The fees paid by us to Troutman Sanders LLP with respect to services rendered during fiscal year 2014, exclusive of disbursement reimbursement, represented less than 2% of the firm’s consolidated gross revenues during the firm’s 2014 fiscal year and were not material to the firm, which has approximately 620 attorneys. Mr. Frank is deemed to beneficially own less than 1% of the outstanding shares of our common stock. Mr. Frank has no other interests that preclude him from being independent under the NYSE’s criteria for service on the Board. The Board has determined that, in its judgment, such relationships did not interfere with Mr. Frank’s exercise of his independent judgment and that he meets the current independence requirements applicable to independent directors under rules of the NYSE to serve on the Board.

The non-management directors have held executive sessions. In accordance with the listing standards of the NYSE, these sessions are intended to promote open discussion among non-management directors. Mark N. Kaplan has been chosen by the non-management directors to preside at these sessions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee appointed Ernst & Young LLP as our independent registered public accounting firm for the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012. We incurred the following fees to Ernst & Young LLP for fiscal years 2014, 2013 and 2012 (in thousands):

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Audit Fees	$2,730	$2,686	$23,333
Audit-Related Fees	-	4	2
Tax Fees	3	4	4
All Other Fees	1	3	24
Total	$2,734	$2,697	$23,363

Audit fees are for professional services rendered for the audit of the annual financial statements and the review of interim financial statements included in Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. The amounts presented include costs associated with the restatement of $0, $0 and $19,785,000 for fiscal years 2014, 2013 and 2012, respectively.

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

Pre-Approval Policy

Pursuant to the Audit Committee’s pre-approval policy, it is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditors. The Audit Committee may delegate pre-approval authority to one or more of its members, and such member or members must report all pre-approval decisions to the Audit Committee at its next scheduled meeting. All audit and non-audit services for fiscal year 2014, 2013 and 2012 were pre-approved by the Audit Committee.

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

Exhibits	Description
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

Exhibits	Description
4.24
Amendment No. 18 to the Amended and Restated Receivables Purchase Agreement, dated December 27, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on January 3, 2014; File No. 001-09232)

4.25
Amendment No. 19 to the Amended and Restated Receivables Purchase Agreement, dated December 12, 2014, by and among Volt Funding Corp., the Company and PNC Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014; File No. 001-09232)

4.26
Fifth Amendment to Credit Agreement, dated as of July 1, 2013 by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer

4.27
Sixth Amendment to Credit Agreement and Second Amendment to Security Agreement, dated February 20, 2015,  (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed February 23, 2015; File No. 001-09232)

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

10.12*
Employment Agreement, dated December 24, 2012, by and between the Company and James Whitney Mayhew (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2012; File No. 001-09232)

10.13*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed September 9, 2005; File No. 001-09232)

10.14*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K filed January 12, 2007; File No. 001-09232)

10.15*	Employment Agreement, dated October 29, 2013, by and between the Company and Howard Zimmerman.

10.16*	Employment Agreement, dated November 25, 2013, by and between the Company and Lori Larson

10.17*	Employment Agreement, dated November 25, 2013, by and between the Company and Rhona Driggs

10.18*	Employment Agreement, dated March 11, 2010 and amended November 25, 2013, by and between Volt Europe Limited and Richard Herring

10.19*	Employment Agreement, dated May 5, 2014, by and between the Company and Sharon H. Stern

10.20*	Executive Incentive Compensation Plan, effective November 4, 2013.

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

* Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.

Date: March 2, 2015	By:	/s/ Ronald Kochman
Ronald Kochman

President and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2015	By:	/s/ James Whitney Mayhew
James Whitney Mayhew

Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)