Form 10-Q
period 2015-02-01
VOLT INFORMATION SCIENCES, INC.
filed 2015-03-13
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2015

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
(212) 704-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes     ☐   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No ☒

As of March 5, 2015, there were 20,977,796 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 1, 2015	February 2, 2014

REVENUE:
Staffing service revenue	$360,821	$392,269
Other revenue	22,245	29,359
NET REVENUE	383,066	421,628

EXPENSES:
Direct cost of staffing services revenue	310,819	339,796
Cost of other revenue	19,605	24,133
Selling, administrative and other operating costs	59,964	65,599
Restructuring costs	—	657
Restatement, investigations and remediation	—	2,668
TOTAL EXPENSES	390,388	432,853

OPERATING LOSS	(7,322)	(11,225)

OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	(634)	(860)
Foreign exchange gain (loss), net	437	388
Other income (expense), net	98	62
TOTAL OTHER INCOME (EXPENSE), NET	(99)	(410)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,421)	(11,635)
Income tax provision	1,379	1,047
NET LOSS FROM CONTINUING OPERATIONS	(8,800)	(12,682)
DISCONTINUED OPERATIONS
Loss from discontinued operations net of income taxes (including loss on disposal of $1.2 million)	(4,519)	(4,392)
NET LOSS	$(13,319)	$(17,074)

PER SHARE DATA:

Basic:
Loss from continuing operations	$(0.42)	$(0.61)
Loss from discontinued operations	(0.22)	(0.21)
Net loss	$(0.64)	$(0.82)
Weighted average number of shares	20,930	20,849
Diluted:
Loss from continuing operations	$(0.42)	$(0.61)
Loss from discontinued operations	(0.22)	(0.21)
Net loss	$(0.64)	$(0.82)
Weighted average number of shares	20,930	20,849
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	February 1, 2015	February 2, 2014

NET LOSS	$(13,319)	$(17,074)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0 and $0, respectively	(1,149)	419
Unrealized gain on marketable securities, net of taxes of $0 and $0, respectively	4	16
Total other comprehensive income (loss)	(1,145)	435
COMPREHENSIVE LOSS	$(14,464)	$(16,639)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	February 1, 2015	November 2, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,796	$9,105
Restricted cash and short-term investments	18,477	32,436
Trade accounts receivable, net of allowances of $968 and $868, respectively	216,439	248,101
Recoverable income taxes	18,097	18,311
Prepaid insurance and other current assets	24,432	26,255
Assets held for sale	—	24,220
TOTAL CURRENT ASSETS	292,241	358,428
Prepaid insurance and other assets, excluding current portion	46,809	39,600
Property, equipment and software, net	25,659	26,304
TOTAL ASSETS	$364,709	$424,332

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued compensation	$36,201	$41,182
Accounts payable	48,329	55,873
Accrued taxes other than income taxes	18,901	17,099
Accrued insurance and other	35,975	39,104
Deferred revenue, net, current portion	4,007	3,491
Short-term borrowings, including current portion of long-term debt	115,923	129,417
Liabilities held for sale	—	19,126
TOTAL CURRENT LIABILITIES	259,336	305,292
Accrued insurance and other, excluding current portion	10,932	10,611
Income taxes payable, excluding current portion	8,677	8,556
Deferred income taxes	1,285	1,263
Long-term debt, excluding current portion	7,057	7,216
TOTAL LIABILITIES	287,287	332,938
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,625,103 and 23,610,103, respectively; Outstanding - 20,937,796 and 20,922,796, respectively	2,363	2,361
Paid-in capital	73,669	73,194
Retained earnings	50,815	64,119
Accumulated other comprehensive loss	(7,545)	(6,400)
Treasury stock, at cost; 2,687,307 shares	(41,880)	(41,880)
TOTAL STOCKHOLDERS' EQUITY	77,422	91,394
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$364,709	$424,332
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	February 1, 2015	February 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,319)	$(17,074)
Loss from discontinued operations, net of income taxes	(4,519)	(4,392)
Net loss from continuing operations	(8,800)	(12,682)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,771	2,606
Provision (release) of doubtful accounts and sales allowances	132	(155)
Unrealized foreign currency exchange loss (gain)	(915)	179
Gain on dispositions of property, equipment and software	(118)	(72)
Deferred income tax provision (benefit)	(79)	1
Share-based compensation expense	476	172
Change in operating assets and liabilities:
Trade accounts receivable	32,184	42,131
Restricted cash related to customer contracts	4,313	1,253
Prepaid insurance and other assets	1,257	5,443
Accounts payable	(7,333)	(8,306)
Accrued expenses and other liabilities	(4,898)	(4,481)
Income taxes	49	(1,823)
Net cash provided by operating activities	18,039	24,266
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	569	636
Purchases of investments	(238)	(227)
Proceeds from sale of property, equipment, and software	131	3,000
Purchases of property, equipment, and software	(1,234)	(1,252)
Net cash provided by (used in) investing activities	(772)	2,157
CASH FLOWS FROM FINANCING ACTIVITES:
Decrease in cash restricted as collateral for borrowings	9,123	(16)
Net change in short-term borrowings	(13,506)	(22,313)
Repayment of long-term debt	(147)	(203)
Net cash used in financing activities	(4,530)	(22,532)
Effect of exchange rate changes on cash and cash equivalents	402	176
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flow from operating activities	(3,237)	(1,562)
Cash flow from investing activities	(4,000)	(268)
Net cash used in discontinued operations	(7,237)	(1,830)
Net increase in cash and cash equivalents	5,902	2,237
Cash and cash equivalents, beginning of period	9,105	9,847
Change in cash from discontinued operations	(211)	(1,161)
Cash and cash equivalents, end of period	$14,796	$10,923

Cash paid during the period:
Interest	$644	$953
Income taxes	$329	$1,136

Supplemental disclosure of noncash investing activity:
Note receivable in exchange for Computer Systems segment net assets sold	$8,363	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended February 1, 2015 and February 2, 2014
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. ("Volt" or the "Company") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended November 2, 2014. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, are based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended November 2, 2014.
Restatement, investigations and remediation costs are discussed further in the Company's Form 10-K for the fiscal year ended November 2, 2014, and are comprised of financial and legal consulting, audit and related costs incurred for the completion of delayed filings required under SEC regulations.
Certain reclassifications have been made to the prior year financial statements in order to conform to the current year's presentation.

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

New Accounting Standards Not Yet Adopted by the Company

In February 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The new guidance eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The ASU applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities have the option to apply the new guidance prospectively or retrospectively, and can choose early adoption. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

NOTE 3: Discontinued Operations
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

The proceeds of the transaction are a $10.0 million note bearing interest at one half percent (0.5 percent) per year due in four years and convertible into a capital interest of up to 20% in NewNet. The Company may convert the note at any time and is entitled to receive early repayment in the event of certain events such as a change in control of NewNet. The proceeds are in exchange for the ownership of Volt Delta Resources, LLC and its operating subsidiaries, which comprise the Company's Computer Systems segment, and payment of $4.0 million by the Company during the first 45 days following the transaction. An additional payment will be made between the parties based on the comparison of the actual transaction date working capital amount to an expected working capital amount of $6.0 million. The note is valued at $8.4 million which approximates its fair value. The resulting discount will be amortized over four years with an effective interest rate of 5.1%.
The Company recognized a loss on disposal of $1.2 million from the sale transaction. The total related costs associated with this transaction were $2.2 million comprised of $0.9 million in severance costs, $0.9 million of professional fees and $0.4 million of lease obligation costs. These costs are recorded in discontinued operations in the consolidated statements of operations. As of February 1, 2015, $0.7 million has been paid and $1.5 million remains payable and is included in accrued compensation and accrued insurance and other in the Condensed Consolidated Balance Sheets.
The following table reconciles the major classes of net assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheet (in thousands):

November 2, 2014
Assets included as part of discontinued operations
Cash and cash equivalents	$282
Trade accounts receivable, net	10,535
Recoverable income taxes	921
Prepaid insurance and other assets	9,251
Property, equipment and software, net	3,231
Total assets of the disposal group classified as held for sale in the Condensed Consolidated Balance Sheets	$24,220

Liabilities included as part of discontinued operations
Accrued compensation	$2,272
Accounts payable	992
Accrued taxes other than income taxes	649
Accrued insurance and other	5,794
Deferred revenue	9,419
Total liabilities of the disposal group classified as held for sale in the Condensed Consolidated Balance Sheets	$19,126

Deferred tax assets of $6,842 are included above in prepaid insurance and other assets as of November 2, 2014. Deferred tax liabilities of $3,834 are included above in accrued insurance and other as of November 2, 2014.

The following table reconciles the major line items in the Condensed Consolidated Statements of Operations for discontinued operations (in thousands):

	Three Months Ended
	February 1, 2015	February 2, 2014
Loss on discontinued operations
Net revenue	$4,708	$15,520
Cost of revenue	(5,730)	(13,145)
Selling, administrative and other operating costs	(1,388)	(5,493)
Restructuring and other related costs	(1,709)	(704)
Other income (expense)	978	(568)
Loss from discontinued operations	(3,141)	(4,390)
Loss on disposal of discontinued operations	(1,187)	—
Total loss from discontinued operations	(4,328)	(4,390)
Income tax provision	191	2
Total loss from discontinued operations that is presented in the Condensed Consolidated Statements of Operations	$(4,519)	$(4,392)

Note 4: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended February 1, 2015 were (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Marketable Securities

Accumulated other comprehensive loss at November 2, 2014	$(6,365)	$(35)
Other comprehensive loss before reclassifications	(4,330)	—
Amounts reclassified from accumulated other comprehensive income	3,181	4
Net current period other comprehensive income (loss)	(1,149)	4
Accumulated other comprehensive loss at February 1, 2015	$(7,514)	$(31)

Reclassifications from accumulated other comprehensive loss for the three months ended February 1, 2015 were (in thousands):

	Three Months Ended February 1, 2015
Foreign currency translation
Sale of foreign subsidiaries	$(3,181)
Income tax provision (benefit)	—
Total reclassifications, net of tax	$(3,181)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Foreign currency translation
Sale of foreign subsidiaries	$3,181	Discontinued operations

NOTE 5: Restricted Cash and Short-Term Investments

Restricted cash and short-term investments include amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral associated with the Company’s Short-Term Credit Facility. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral for credit facilities are reflected in financing activities while changes in restricted cash under managed service programs are classified as an operating activity, as this cash is directly related to the operations of this business.

At February 1, 2015 and November 2, 2014, restricted cash and short-term investments included $12.2 million and $16.5 million, respectively, restricted for payment to associate vendors and $1.3 million and $10.4 million, respectively, restricted as collateral under the Short-Term Credit Facility.

At February 1, 2015 and November 2, 2014, restricted cash and short-term investments included $5.0 million and $5.5 million, respectively, of short-term investments. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

NOTE 6: Income Taxes

The income tax provision reflects the geographic mix of earnings in various federal, state and foreign tax jurisdictions and their applicable rates resulting in a composite effective tax rate. The Company’s cumulative results for substantially all United States and certain non-United States jurisdictions for the most recent three-year period is a loss. Accordingly, a valuation allowance has been established for substantially all loss carryforwards and other net deferred tax assets for these jurisdictions, resulting in an effective tax rate that is significantly different than the statutory rate.

The provision for income taxes in the first quarter of fiscal 2015 and 2014 was $1.4 million and $1.0 million, respectively. The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company adjusts its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate, consistent with Accounting Standards Codification ("ASC") 270, “Interim Reporting,” and ASC 740-270, “Income Taxes – Intra Period Tax Allocation.” Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. The Company's future effective tax rates could be affected by earnings being different than anticipated in countries with differing statutory rates, increases in recorded valuation allowances of tax assets, or changes in tax laws.

NOTE 7: Debt

The Company had borrowings at February 1, 2015 of $115.0 million under various short-term credit facilities that provided for up to $245.0 million in borrowings and letters of credit, under which it was required to maintain cash collateral of $1.3 million. Available borrowing was $15.3 million under the $200.0 million Short-Term Financing Program as of February 1, 2015. There were no outstanding borrowings under the $45.0 million Short-Term Credit Facility as of February 1, 2015.

At February 1, 2015 and November 2, 2014, the Company had outstanding borrowing under the Short-Term Financing Program of $115.0 million and $120.0 million, respectively, which carried weighted average annual interest rates of 1.7% and 1.6% during the first quarter of fiscal 2015 and 2014, respectively, which is inclusive of certain facility and program fees.

There were no outstanding borrowings under the $45.0 million Short-Term Credit Facility as of February 1, 2015. At November 2, 2014, the Company had $8.5 million outstanding in various currencies used primarily to hedge the Company’s net investment in certain foreign subsidiaries. During the first quarter of fiscal 2014, borrowings carried a weighted average annual interest rate of 1.9%, which is inclusive of the facility fee.

At February 1, 2015, the Company had $8.0 million of long-term debt, of which $0.9 million was current.

NOTE 8: Hedging

The Company enters into non-derivative financial instruments to hedge its net investment in certain foreign subsidiaries. During the first three months of fiscal 2015 and 2014, the Company primarily used short-term foreign currency borrowings to hedge its net investments in certain foreign operations.

There were no outstanding borrowings under the $45.0 million Short-Term Credit Facility as of February 1, 2015. At November 2, 2014, the Company had $8.5 million outstanding of foreign currency denominated short-term borrowings. The Company does not designate and document these instruments as hedges under ASC 815 “Derivatives and Hedging,” and as a result gains and losses associated with these instruments are included in foreign exchange gain (loss), net in the Condensed Consolidated Statements of Operations. During the first quarter of fiscal 2015 and 2014, net gains (losses) on these borrowings and instruments of $38,000 and $0.1 million were included in foreign exchange gain (loss), net in the Condensed Consolidated Statements of Operations.

NOTE 9: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	February 1, 2015	February 2, 2014
Numerator
Net loss from continuing operations	$(8,800)	$(12,682)
Loss from discontinued operations, net of income taxes	(4,519)	(4,392)
Net loss	$(13,319)	$(17,074)
Denominator
Basic weighted average number of shares	20,930	20,849
Diluted weighted average number of shares	20,930	20,849

Basic:
Net loss from continuing operations	$(0.42)	$(0.61)
Loss from discontinued operations, net of income taxes	(0.22)	(0.21)
Net loss	$(0.64)	$(0.82)

Diluted:
Net loss from continuing operations	$(0.42)	$(0.61)
Loss from discontinued operations, net of income taxes	(0.22)	(0.21)
Net loss	$(0.64)	$(0.82)

Options to purchase 762,150 and 484,850 shares of the Company’s common stock were outstanding at February 1, 2015 and February 2, 2014, respectively. Additionally, there were 40,000 and 73,334 restricted shares outstanding at February 1, 2015 and February 2, 2014, respectively. The options and restricted shares were not included in the computation of diluted earnings (loss) per share in the first quarter of fiscal 2015 and 2014 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

NOTE 10: Commitments and Contingencies

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

NOTE 11: Segment Data

The Company’s operating segments are determined in accordance with the Company’s internal management structure, which is based on operating activities.

Segment operating income (loss) is comprised of segment net revenues less direct cost of staffing services revenue or cost of other revenue, selling, administrative and other operating costs, amortization of purchased intangible assets and restructuring costs. The Company allocates all operating costs to the segments except for costs not directly relating to operating activities such as corporate-wide general and administrative costs and fees related to restatement, investigations and remediation. These costs are not allocated because doing so would not enhance the understanding of segment operating performance and they are not used by management to measure segment performance.

Financial data concerning the Company’s revenue and segment operating income (loss) by reportable operating segment in the first quarter of fiscal 2015 and 2014 are summarized in the following table:

	Three Months Ended February 1, 2015
(in thousands)	Total	Staffing Services	Other
Revenue
Staffing service revenue	$360,821	$360,821	$—
Other revenue	22,245	—	22,245
Net revenue	383,066	360,821	22,245
Expenses
Direct cost of staffing services revenue	310,819	310,819	—
Cost of other revenue	19,605	—	19,605
Selling, administrative and other operating costs	53,941	50,580	3,361
Segment operating loss	(1,299)	(578)	(721)
Corporate general and administrative	6,023
Operating loss	$(7,322)

	Three Months Ended February 2, 2014
(in thousands)	Total	Staffing Services	Other
Revenue
Staffing service revenue	$392,269	$392,269	$—
Other revenue	29,359	—	29,359
Net revenue	421,628	392,269	29,359
Expenses
Direct cost of staffing services revenue	339,796	339,796	—
Cost of other revenue	24,133	—	24,133
Selling, administrative and other operating costs	60,367	55,722	4,645
Restructuring costs	657	657	—
Segment operating income (loss)	(3,325)	(3,906)	581
Corporate general and administrative	5,232
Restatement, investigations and remediation	2,668
Operating loss	$(11,225)

NOTE 12: Subsequent Events

The Company entered into an amendment dated February 20, 2015, extending its $45.0 million Short-Term Credit Facility for an additional year to March 31, 2016. The amendment adds the ability for collateral to be held in certain foreign currencies (Euro, British Pounds Sterling, and Canadian Dollars) making it more useful in natural hedging against non-United States Dollar denominated liability positions, and removes in its entirety the covenant limiting restricted payments such as stock repurchases to the greater of $5.0 million or 50% of prior year net consolidated income. Borrowings under the Short-Term Credit Facility continues to be cash collateralized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. This MD&A should be read in conjunction with the MD&A included in our Form 10-K for the fiscal year ended November 2, 2014, as filed with the SEC on January 20, 2015 (the “2014 Form 10-K”). References in this document to “Volt,” “Company,” “we,” “us” and “our” mean Volt Information Sciences, Inc. and our consolidated subsidiaries, unless the context requires otherwise. The statements below should also be read in conjunction with the description of the risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of the 2014 Form 10-K.

Unrecognized Revenue - Non-GAAP Measures

We sometimes provide services despite a customer arrangement not yet being finalized, or continue to provide services under an expired arrangement while a renewal arrangement is being finalized. Generally Accepted Accounting Principles (“GAAP”) usually requires that services revenue be deferred until arrangements are finalized or in some cases until cash is received, which causes some periods to include the expense of providing services although the related revenue is not recognized until a subsequent period (“Unrecognized Revenue”). The discussion herein refers to financial data determined both using GAAP as well as on a non-GAAP proforma basis. The non-GAAP proforma basis includes adjustments for Unrecognized Revenue so that revenue is shown in the same period as the related services are provided. This non-GAAP financial information is used by management and provided herein primarily to provide a more complete understanding of our business results and trends. This non-GAAP information should not be considered an alternative for, or in isolation from, the financial information prepared and presented in accordance with GAAP. In addition, this measure may not be comparable to similarly titled measures used by other companies.

Overview

We continued our progress this quarter on our primary goal of a more highly focused and profitable Volt, and in driving our traditional staffing from a focus on topline growth to profitability.  We are continuing to focus on improving Staffing Services segment operating income, particularly in our North America traditional time and materials staffing services, and reducing exposure to customers where profitability or business terms are unfavorable.  This resulted in year over year revenue contraction, although we are pleased with the ongoing improvements in delivery of our staffing services that we believe will ultimately drive higher revenues at improved margins.

The first quarter of fiscal 2015 showed year-over-year improvements in operating results and net loss, with improved operating results in our Staffing Services segment and lower operating results in our Other reportable segment. Net revenue for the quarter decreased approximately 9% in total and 8% in our Staffing Service segment compared to 2014 resulting from lower demand at both our enterprise and retail customers. Average daily revenue in the Staffing Services segment decreased approximately 2% compared to the fourth quarter of 2014. This decrease was experienced broadly across our customer base.

Our GAAP operating loss in the first quarter of 2015 decreased to $7.3 million from $11.2 million in 2014, and GAAP net loss from continuing operations for the first quarter of 2015 decreased to $8.8 million from $12.7 million in 2014. Proforma operating results improved in the first quarter of 2015 to a loss of $5.0 million from $10.2 million in 2014, and proforma net loss from continuing operations improved in 2015 to $6.5 million from $11.6 million in 2014. Despite the decrease in revenue, our Staffing Services segment generated proforma operating income of $1.7 million compared to a proforma operating loss of $2.8 million in 2014. This change was primarily due to a decrease in selling, administrative and other operating costs of $5.1 million resulting largely from the reorganization of our traditional staffing business and the divestiture of the ProcureStaff business, and was partially offset by lower revenue, although at higher direct margins. The improvement in our Staffing Services segment was partially offset by a decrease in operating results of our Other segment of $1.3 million. The decrease occurred primarily in information technology infrastructure services as a result of non-recognition of revenue related to a customer experiencing financial difficulty. Our corporate general and administrative costs increased $0.8 million primarily from severance costs related to the departure of our current chief financial officer and costs incurred in connection with responding to activist shareholders in the first quarter of 2015, partially offset by decreased audit costs as the first quarter of 2015 only includes the completion of the fiscal 2014 audit while the first quarter of 2014 included the entire fiscal 2013 audit.

Cash generated during the first three months of 2015 from changes in operating assets and liabilities (primarily a reduction in Staffing segment accounts receivable) was $25.5 million, offset by $7.5 million used for operating activities resulting in net cash from operations of $18.0 million. Of this amount $4.4 million was used to reduce borrowings, $7.2 million was used in funding the discontinued operations of our Computer Systems segment, and the majority of the remainder was held by us at February 1, 2015. On February 1, 2015 we had $15.3 million borrowing available under the short-term financing program based on current eligible collateral, and a maximum of $85.0 million available to fund increased eligible staffing segment receivable growth.

RESULTS OF CONTINUING OPERATIONS
Consolidated Results by Segment

	Three Months Ended February 1, 2015			Three Months Ended February 2, 2014
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net revenue
Staffing service revenue	$360,821	$360,821	$—	$392,269	$392,269	$—
Other revenue	22,245	—	22,245	29,359	—	29,359
Net revenue	383,066	360,821	22,245	421,628	392,269	29,359

Expenses
Direct cost of staffing services revenue	310,819	310,819	—	339,796	339,796	—
Cost of other revenue	19,605	—	19,605	24,133	—	24,133
Selling, administrative and other operating costs	53,941	50,580	3,361	60,367	55,722	4,645
Restructuring costs	—	—	—	657	657	—
Segment operating income (loss)	(1,299)	(578)	(721)	(3,325)	(3,906)	581
Corporate general and administrative	6,023			5,232
Restatement, investigations and remediation	—			2,668
Operating loss	(7,322)			(11,225)
Other income (expense), net	(99)			(410)
Income tax provision	1,379			1,047
Net loss from continuing operations	$(8,800)			$(12,682)

NON-GAAP PROFORMA

	Three Months Ended February 1, 2015			Three Months Ended February 2, 2014
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net revenue	$383,066	$360,821	$22,245	$421,628	$392,269	$29,359
Recognition of previously unrecognized revenue	(2,630)	(2,568)	(62)	(5,248)	(5,048)	(200)
Additions to unrecognized revenue	4,912	4,873	39	6,293	6,160	133
Net non-GAAP proforma adjustment	2,282	2,305	(23)	1,045	1,112	(67)
Non-GAAP proforma net revenue	385,348	363,126	22,222	422,673	393,381	29,292

Expenses
Direct cost of staffing services revenue	310,819	310,819	—	339,796	339,796	—
Cost of other revenue	19,605	—	19,605	24,133	—	24,133
Selling, administrative and other operating costs	53,941	50,580	3,361	60,367	55,722	4,645
Restructuring costs	—	—	—	657	657	—
Non-GAAP proforma segment operating income (loss)	983	1,727	(744)	(2,280)	(2,794)	514
Corporate general and administrative	6,023			5,232
Restatement, investigations and remediation	—			2,668
Non-GAAP proforma operating loss	(5,040)			(10,180)
Other income (expense), net	(99)			(410)
Income tax provision	1,379			1,047
Non-GAAP proforma net loss from continuing operations	$(6,518)			$(11,637)

Consolidated Results of Operations (Q1 2015 vs. Q1 2014)

Net revenue: Net revenue in the first quarter of fiscal 2015 decreased $38.5 million to $383.1 million, from $421.6 million in fiscal 2014, and proforma net revenue decreased $37.4 million, or 8.8%, to $385.3 million, from $422.7 million in fiscal 2014. The decrease in revenue was the result of decreased Staffing Services revenues of $31.5 million (proforma of $30.3 million or 7.7%) resulting from lower demand at both our enterprise and retail customers, our continuing initiative to reduce exposure to customers with unfavorable business terms, and with respect to GAAP results $1.2 million higher net staffing Unrecognized Revenue.

Direct cost of staffing services revenue: Direct cost of staffing services revenue in the first quarter of 2015 decreased $29.0 million, or 8.5%, to $310.8 million from $339.8 million in 2014. This decrease was primarily the result of fewer contingent staff on assignment consistent with the decrease in revenues and to a lesser extent improved margins. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in 2015 was 13.9% and 14.4%, respectively, from 13.4% and 13.6% in 2014. The direct margin and proforma direct margin percentage increased by 0.8% primarily due to improvements in our project-based and managed service programs. The increase in the GAAP direct margin percentage included a 0.3% impact due to higher net staffing Unrecognized Revenue in the first quarter of 2015 from 2014.

Cost of other revenue: Cost of other revenue in the first quarter of 2015 decreased $4.5 million, or 18.8%, to $19.6 million from $24.1 million in 2014. This decrease was primarily a result of lower costs related to lower information technology infrastructure services and telecommunications infrastructure and security services revenues, although at a lower margin percentage primarily related to the non-recognition of revenue related to a customer experiencing financial difficulty.

Selling, administrative and other operating costs: Selling, administrative and other operating costs in the first quarter of 2015 decreased $6.5 million, or 10.6%, to $53.9 million from $60.4 million in 2014 primarily due to lower traditional staffing recruiting and delivery costs, and lower vendor management system development costs resulting from the divestiture of ProcureStaff in the first quarter of 2014.

Corporate general and administrative costs: Corporate general and administrative costs increased $0.8 million, or 15.1%, to $6.0 million from $5.2 million in 2014 primarily from severance costs related to the departure of our current chief financial officer and costs incurred in connection with responding to activist shareholders in the first quarter of 2015, partially offset by decreased audit costs as the first quarter of 2015 only includes the completion of the fiscal 2014 audit while the first quarter of 2014 included the entire fiscal 2013 audit.

Restatement, investigations and remediation: Restatement, investigations and remediation costs incurred in the first quarter of 2014 were a result of financial and legal consulting for the completion of the financial audits for fiscal years 2011 and 2012.

Operating loss: Operating loss in the first quarter of 2015 improved to $7.3 million from $11.2 million in 2014, and our proforma operating loss improved to $5.0 million from $10.2 million in 2014. Despite the decrease in revenue, our Staffing Services segment operating income and direct margin rate improved as a result of actions taken in recent quarters including the reorganization of our traditional staffing business, the divestiture of the ProcureStaff business, our continuing initiative to reduce exposure to customers with unfavorable business terms. No restatement, investigations and remediation costs were incurred in the first quarter of 2015 compared to $2.7 million in the first quarter of 2014. These improvements were offset by a decline in operating results in our Other segment of $1.3 million primarily from information technology infrastructure services.

Operating loss in the first quarter of 2014 of $11.2 million included restatement, investigations and remediation costs of $2.7 million, and restructuring costs of $0.7 million as we reduced headcount in response to lower revenue levels. Without these items we would have had an operating loss of $7.8 million and a proforma operating loss of $6.8 million.

Other income (expense), net: Other expense in the first quarter of 2015 decreased $0.3 million to $0.1 million from $0.4 million in 2014, primarily related to a decrease in interest expense from lower outstanding borrowings.

Income tax provision: Income tax provision was $1.4 million compared to a provision of $1.0 million in the first quarter of 2015 and 2014, respectively. The provision in both periods primarily related to locations outside of the United States.

Results of Operations by Segment (Q1 2015 vs. Q1 2014)

Staffing Services

Net revenue: The segment’s net revenue in the first quarter of fiscal 2015 decreased $31.5 million to $360.8 million from $392.3 million in fiscal 2014, and proforma net revenue decreased $30.3 million, or 7.7%, to $363.1 million from $393.4 million in 2014. This decrease was from lower demand at both our enterprise and retail customers, our continuing initiative to reduce exposure to customers with unfavorable business terms and with respect to GAAP results $1.2 million higher net staffing Unrecognized Revenue.

Direct cost of staffing services revenue: Direct cost of staffing services revenue in the first quarter of 2015 decreased $29.0 million, or 8.5%, to $310.8 million from $339.8 million in 2014. This decrease was primarily the result of fewer contingent staff on assignment consistent with the decrease in revenues and to a lesser extent improved margins. Direct margin of Staffing Services revenue as a percent of staffing revenue and proforma staffing revenue in 2015 was 13.9% and 14.4%, respectively, from 13.4% and 13.6% in 2014. The direct margin and proforma direct margin percentage increased by 0.8% primarily due to improvements in our project- based and managed service programs. The increase in the GAAP direct margin percentage included a 0.3% impact due to higher net staffing Unrecognized Revenue in the first quarter of 2015 from 2014.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the first quarter of 2015 decreased $5.1 million, or 9.2%, to $50.6 million from $55.7 million in 2014, primarily due to lower traditional staffing recruiting and delivery costs primarily from the restructuring activities in previous quarters, and lower vendor management system development costs resulting from the divestiture of ProcureStaff in the first quarter of 2014. As a percent of staffing revenue and proforma staffing revenue these costs were 14.0% and 13.9%, respectively, in the first quarter of 2015 and 14.2% for both in the first quarter of 2014.

Segment operating income (loss): The segment’s operating loss in the first quarter of 2015 decreased $3.3 million to $0.6 million from $3.9 million in 2014, and proforma operating results increased $4.5 million to operating income of $1.7 million from an operating loss of $2.8 million in 2014. The increase in operating results is primarily due to a decrease in selling, administrative and other operating costs of $5.1 million, primarily resulting from actions taken in recent quarters including the reorganization of our traditional staffing business, the divestiture of the ProcureStaff business, and our continuing initiative to reduce exposure to customers with unfavorable business terms, partially offset by lower direct margins.

Other

Net revenue: The segment’s net revenue in the first quarter of fiscal 2015 decreased $7.2 million, to $22.2 million from $29.4 million in fiscal 2014, and proforma net revenue decreased by $7.1 million, or 24.1%, to $22.2 million from $29.3 million in 2014. This decrease is primarily due to decreased information technology infrastructure services revenue primarily from lower volume of business resulting from a large non-recurring project in the first quarter of 2014 and non-recognition of revenue related to a customer experiencing financial difficulty as well as lower telecommunications infrastructure and security services revenue as we exited the telecommunications government solution business during the second quarter of 2014.

Cost of other revenue: The segment’s cost of other revenue in the first quarter of 2015 decreased $4.5 million, or 18.8%, to $19.6 million from $24.1 million in 2014. The decrease is primarily due to lower costs of servicing the lower information technology infrastructure services and telecommunications infrastructure and security services revenues, although at a lower margin percentage primarily related to the non-recognition of revenue related to a customer experiencing financial difficulty.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs decreased $1.2 million to $3.4 million in the first quarter of 2015 from $4.6 million in 2014, primarily from reductions in our telecommunications infrastructure and security services resulting from our exit of the telecommunications government solution business.

Segment operating income (loss): The segment’s operating results in the first quarter of 2015 decreased $1.3 million to an operating loss of $0.7 million from operating income of $0.6 million in 2014 primarily due to lower margins partially offset by lower selling, administrative and other operating costs in our information technology infrastructure services and telecommunications infrastructure and security services.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from short-term financing and credit facilities. When working capital needs grow we tend to use cash and cash equivalents available and then access our short-term financing program. We maintain a borrowing level under our short-term financing program at no less than 80% of our borrowing capacity as the low interest rate enhances returns to shareholders. We believe that our available cash and our existing short-term financing program and credit facility are sufficient to cover our cash needs for the foreseeable future.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
(in thousands)	February 1, 2015	February 2, 2014
Net cash provided by operating activities	$18,039	$24,266
Net cash provided by (used in) investing activities	(772)	2,157
Net cash used in financing activities	(4,530)	(22,532)
Effect of exchange rate changes on cash and cash equivalents	402	176
Net cash used in discontinued operations	(7,237)	(1,830)
Net increase in cash and cash equivalents	$5,902	$2,237

Cash Flows - Operating Activities

The net cash provided by operating activities in the first three months ended February 1, 2015 was $18.0 million, a decrease of $6.3 million from net cash provided by operating activities of $24.3 million in 2014.

The net cash used in operating activities in the first three months ended February 1, 2015, exclusive of changes in operating assets and liabilities, was $7.5 million; the net loss from continuing operations of $8.8 million included non-cash charges for depreciation and amortization of $1.8 million. The cash used in operating activities in the first three months ended February 2, 2014, exclusive of changes in operating assets and liabilities, was $10.0 million; the net loss from continuing operations of $12.7 million included non-cash charges for depreciation and amortization of $2.6 million. Cash provided by changes in operating assets and liabilities in the three months ended February 1, 2015 was $25.5 million, net, principally due to the decrease in the level of accounts receivable of $32.2 million, restricted cash related to customer contracts of $4.3 million and prepaid insurance and other assets of $1.3 million, offset by decreases in the level of accounts payable of $7.3 million and accrued expenses and other liabilities of $4.9 million. Cash provided by changes in operating assets and liabilities in the first three months ended February 2, 2014 was $34.2 million, net, principally due to the decrease in the level of accounts receivable of $42.1 million, prepaid insurance and other assets of $5.4 million and restricted cash related to customer contracts of $1.3 million, offset by decreases in accounts payable of $8.3 million, accrued expenses and other liabilities of $4.5 million and income taxes of $1.8 million.

Cash Flows - Investing Activities

The net cash used in investing activities in the first three months ended February 1, 2015 was $0.8 million, principally from purchases of property, equipment and software of $1.2 million, partially offset by $0.3 million for the sale of investments, net of purchases. The net cash provided by investing activities in the first three months ended February 2, 2014 was $2.2 million, principally from proceeds from the sale of property, equipment and software of $3.0 million, partially offset by the purchase of property, equipment and software of $1.3 million.

Cash Flows - Financing Activities

The net cash used in financing activities in the first three months ended February 1, 2015 was $4.5 million, compared to $22.5 million in the first three months ended February 2, 2014. In 2015, net repayments of borrowings for the short-term financing program and other borrowing totaled $4.4 million compared to $22.3 million in 2014 as a result of the decrease in the Staffing Services segment's accounts receivable due to lower revenues in the first quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014 and proceeds from the decrease in cash restricted as collateral for borrowings of $9.1 million.

Availability of Credit

At February 1, 2015, we had short-term borrowing and credit facilities which provided for borrowing and issuance of letters of credit of up to an aggregate of $245.0 million, including our $200.0 million accounts receivable securitization program (“Short-Term Financing Program”) and our $45.0 million revolving credit agreement (“Short-Term Credit Facility”). Available borrowing under the Short-Term Financing Program is based on eligible receivable levels. Borrowings under the Short-Term Credit Facility require full cash collateralization.

As of February 1, 2015, we had total outstanding short-term borrowings of $115.0 million and were required to maintain $1.3 million in cash collateral. At February 1, 2015, the available borrowing under the short-term borrowing facilities included $15.3 million under the Short-Term Financing Program and $45.0 million available under the Short-Term Credit Facility.

Short-Term Financing Program

The Short-Term Financing Program provides for maximum borrowing of $200.0 million under a credit agreement secured by receivables from the Staffing Services business that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary and are available first to satisfy the lender. The benchmark interest rate for which interest is charged on the sale of receivables is a LIBOR index. The program is subject to termination under certain circumstances including the default rate on receivables, as defined, exceeding a specified threshold or the rate of collections on receivables failing to meet a specified threshold. At February 1, 2015, we were in compliance with the program covenants.
On December 12, 2014, we amended the agreement to extend the program for an additional year to December 31, 2017. In addition, the amendment increased the borrowing base of eligible receivables by including unbilled activity up to 15% of total eligible receivables, and receivables from customers with 61-95 payment terms up to a maximum of 5% of total eligible receivables.

At February 1, 2015 and November 2, 2014, we had outstanding borrowing under the program of $115.0 million and $120.0 million, respectively, which bore a weighted average annual interest rate of 1.7% and 1.6% during the first three months of 2015 and 2014, respectively, inclusive of certain facility and program fees.

Credit Facility

The Short-Term Credit Facility provides for borrowing in various currencies secured by cash collateral covering 105% of certain baseline amounts. The facility is subject to a facility fee and borrowings bear various interest rate options calculated using a combination of LIBOR and prime rates plus a margin over those rates. At February 1, 2015, we were in compliance with the facility covenants.

We had no outstanding borrowings under the $45.0 million Short-Term Credit Facility as of February 1, 2015. At November 2, 2014, we had drawn under the facility $8.5 million, in various currencies used to hedge our net investment in certain foreign subsidiaries. During the first three months of 2014, borrowings bore a weighted average annual interest rate of 1.9%, inclusive of the facility fee.

On February 20, 2015, we amended our $45.0 million Short-Term Credit Facility to extend the program for an additional year to March 31, 2016. The amendment adds the ability for collateral to be held in certain foreign currencies (Euro, British Pounds Sterling, and Canadian Dollars) making it more useful in natural hedging against non-United States Dollar denominated liability positions, and removes in its entirety the covenant limiting restricted payments such as stock repurchases to the greater of $5.0 million or 50% of prior year net consolidated income. Borrowings under the Short-Term Credit Facility continues to be cash collateralized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in conjunction with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A., “ Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended November 2, 2014.

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

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At February 1, 2015, we had cash and cash equivalents on which interest income is earned at variable rates. At February 1, 2015, we also had credit lines with various domestic and foreign banks that provide for borrowings and letters of credit as well as a $200.0 million Short Term Financing program to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the Short Term Financing program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.9 million.

We have a term loan with borrowing of $8.0 million at a fixed interest rate, and our interest expense related to this borrowing is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $8.9 million at February 1, 2015. The fair values were calculated by applying the appropriate period end interest rates to our present streams of loan payments.

Foreign Currency Risk

We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of the dollar fluctuates against foreign currencies, in particular the British pound, Euro, Canadian dollar and Uruguayan peso. These fluctuations impact reported earnings.

Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar strengthened relative to many foreign currencies as of February 1, 2015 compared to November 2, 2014. Consequently, stockholders’ equity decreased by $4.3 million as a result of the foreign currency translation as of February 1, 2015.

To reduce exposure related to non-U.S. dollar denominated net investments that may give rise to a foreign currency transaction gain or loss, we may enter into derivative and non-derivative financial instruments to hedge our net investment in certain foreign subsidiaries. We also may enter into forward foreign exchange contracts with third party banks to mitigate foreign currency risk. As of February 1, 2015, we had no foreign currency denominated borrowings that were used as economic hedges against our net investment in certain foreign operations. We do not designate and document these instruments as hedges under Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging, and as a result, gains and losses associated with these instruments are included in foreign exchange gain (loss), net in our Condensed Consolidated Statements of Operations.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of February 1, 2015 would result in an approximate $3.5 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of February 1, 2015 would result in an approximate $3.5 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

Equity Risk

Our investments are exposed to market risk as they relate to changes in market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At February 1, 2015, the total market value of these investments was approximately $5.0 million.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended February 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
In July 2013, Oracle Corporation brought suit against us alleging copyright infringement and related claims. The complaint alleges that our information technology infrastructure services business provided customer installation services of software updates for Oracle’s computer operating system software and system firmware without appropriate authorization or license. Oracle alleges that it provides customers with updates only if they have purchased support agreements covering servers on which updates will be installed. We have asserted defenses and counterclaims of anti-competitive practices and related claims. The matter is scheduled for trial to commence on August 3, 2015.

Estimates are based on currently available information and assumptions. Significant judgment is required in both the determination of probability and the determination of whether a matter is reasonably estimable. The Company’s estimates may change and actual expenses could differ in the future as additional information becomes available.

Since our 2014 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 10-K, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in our 2014 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description

2.1
Membership Interest Purchase Agreement dated December 1, 2014, by and between VoltDelta, the Company and NewNet (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 5, 2014; File No. 001-09232)

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

VOLT INFORMATION SCIENCES, INC.

Date: March 13, 2015	By:	/s/	Ronald Kochman
Ronald Kochman
President and Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2015	By:	/s/	James Whitney Mayhew
James Whitney Mayhew
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)