Form 10-Q
period 2015-05-03
VOLT INFORMATION SCIENCES, INC.
filed 2015-06-10
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2015

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

As of June 1, 2015, there were 20,709,896 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014

REVENUE:
Staffing services revenue	$362,277	$406,733	$723,098	$799,002
Other revenue	22,912	29,347	45,157	58,706
NET REVENUE	385,189	436,080	768,255	857,708

EXPENSES:
Direct cost of staffing services revenue	305,116	344,922	615,935	684,718
Cost of other revenue	19,909	24,066	39,514	48,199
Selling, administrative and other operating costs	58,633	60,626	118,597	126,225
Restructuring costs	251	999	251	1,656
Impairment charges	5,374	—	5,374	—
Restatement, investigations and remediation	—	593	—	3,261
TOTAL EXPENSES	389,283	431,206	779,671	864,059

OPERATING INCOME (LOSS)	(4,094)	4,874	(11,416)	(6,351)

OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	(730)	(802)	(1,364)	(1,662)
Foreign exchange gain (loss), net	(1,600)	(630)	(1,163)	(242)
Other income (expense), net	43	216	141	278
TOTAL OTHER INCOME (EXPENSE), NET	(2,287)	(1,216)	(2,386)	(1,626)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,381)	3,658	(13,802)	(7,977)
Income tax provision	532	2,277	1,911	3,324
INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,913)	1,381	(15,713)	(11,301)
DISCONTINUED OPERATIONS
Loss from discontinued operations net of income taxes (including loss on disposal of $1.2 million in 2015)	—	(4,876)	(4,519)	(9,268)
NET LOSS	$(6,913)	$(3,495)	$(20,232)	$(20,569)

PER SHARE DATA:

Basic:
Income (loss) from continuing operations	$(0.33)	$0.07	$(0.75)	$(0.54)
Loss from discontinued operations	—	(0.23)	(0.22)	(0.45)
Net loss	$(0.33)	$(0.16)	$(0.97)	$(0.99)
Weighted average number of shares	20,793	20,861	20,861	20,855
Diluted:
Income (loss) from continuing operations	$(0.33)	$0.07	$(0.75)	$(0.54)
Loss from discontinued operations	—	(0.23)	(0.22)	(0.45)
Net loss	$(0.33)	$(0.16)	$(0.97)	$(0.99)
Weighted average number of shares	20,793	21,084	20,861	20,855
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014

NET LOSS	$(6,913)	$(3,495)	$(20,232)	$(20,569)
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0, respectively	1,515	1,445	366	1,864
Unrealized gain on marketable securities, net of taxes of $0, respectively	12	4	16	20
Total other comprehensive income	1,527	1,449	382	1,884
COMPREHENSIVE LOSS	$(5,386)	$(2,046)	$(19,850)	$(18,685)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	May 3, 2015	November 2, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,197	$9,105
Restricted cash and short-term investments	17,761	32,436
Trade accounts receivable, net of allowances of $646 and $868, respectively	224,854	248,101
Recoverable income taxes	16,713	18,311
Prepaid insurance and other current assets	23,268	26,255
Assets held for sale	—	24,220
TOTAL CURRENT ASSETS	289,793	358,428
Prepaid insurance and other assets, excluding current portion	45,696	39,600
Property, equipment and software, net	24,789	26,304
TOTAL ASSETS	$360,278	$424,332

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued compensation	$35,412	$41,182
Accounts payable	44,779	55,873
Accrued taxes other than income taxes	14,835	17,099
Accrued insurance and other	36,206	39,104
Deferred revenue, net, current portion	2,059	3,491
Short-term borrowings, including current portion of long-term debt	130,949	129,417
Liabilities held for sale	—	19,126
TOTAL CURRENT LIABILITIES	264,240	305,292
Accrued insurance and other, excluding current portion	10,857	10,611
Income taxes payable, excluding current portion	8,655	8,556
Deferred income taxes	1,285	1,263
Long-term debt, excluding current portion	6,732	7,216
TOTAL LIABILITIES	291,769	332,938
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,733,603 and 23,610,103, respectively; Outstanding - 20,705,496 and 20,922,796, respectively	2,373	2,361
Paid-in capital	74,338	73,194
Retained earnings	43,958	64,119
Accumulated other comprehensive loss	(6,018)	(6,400)
Treasury stock, at cost; 3,028,107 and 2,687,307 shares, respectively	(46,142)	(41,880)
TOTAL STOCKHOLDERS' EQUITY	68,509	91,394
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$360,278	$424,332
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 3, 2015	May 4, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,232)	$(20,569)
Loss from discontinued operations, net of income taxes	(4,519)	(9,268)
Loss from continuing operations	(15,713)	(11,301)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,410	5,265
Provision (release) of doubtful accounts and sales allowances	151	(214)
Impairment charges	5,374	—
Unrealized foreign currency exchange loss	172	917
(Gain) loss on dispositions of property, equipment and software	(111)	18
Deferred income tax provision (benefit)	(79)	1,415
Share-based compensation expense	718	326
Accretion of convertible note discount	(199)	—
Change in operating assets and liabilities:
Trade accounts receivable	21,056	39,979
Restricted cash related to customer contracts	4,062	2,370
Prepaid insurance and other assets	190	6,686
Accounts payable	(8,610)	(3,304)
Accrued expenses and other liabilities	(11,702)	(13,129)
Income taxes	777	495
Net cash provided by (used in) operating activities	(504)	29,523
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	796	985
Purchases of investments	(501)	(308)
Proceeds from sale of property, equipment and software	227	3,000
Purchases of property, equipment and software	(3,276)	(2,202)
Net cash provided by (used in) investing activities	(2,754)	1,475
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash restricted as collateral for borrowings	10,352	2,960
Net change in short-term borrowings	1,494	(19,582)
Repayment of long-term debt	(446)	(411)
Proceeds from exercise of stock options	438	—
Purchases of common stock under repurchase program	(4,262)	—
Net cash provided by (used in) financing activities	7,576	(17,033)
Effect of exchange rate changes on cash and cash equivalents	(1,959)	204
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flow from operating activities	(56)	(8,343)
Cash flow from investing activities	(4,000)	(389)
Net cash used in discontinued operations	(4,056)	(8,732)
Net increase (decrease) in cash and cash equivalents	(1,697)	5,437
Cash and cash equivalents, beginning of period	9,105	9,847
Change in cash from discontinued operations	(211)	(49)
Cash and cash equivalents, end of period	$7,197	$15,235

Cash paid during the period:
Interest	$1,690	$1,885
Income taxes	$634	$1,819

Supplemental disclosure of noncash investing activity:
Note receivable in exchange for Computer Systems segment net assets sold	$8,363	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended May 3, 2015 and May 4, 2014
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. ("Volt" or the "Company") have been prepared in conformity with generally accepted accounting principles in the United States, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended November 2, 2014. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, are based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended November 2, 2014.
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

Recently Adopted Accounting Standards

In May 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update). This ASU supersedes several paragraphs in ASC 805-50. The amendments remove references to Staff Accounting Bulletin Topic 5.J and are effective immediately. The adoption of this ASU did not have a material impact on our consolidated financial statements.

New Accounting Standards Not Yet Adopted by the Company

In April 2015, the FASB issued ASU No. 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it should be accounted for as a service contract. This ASU is effective for reporting periods beginning after December 15, 2015 and may be adopted either retrospectively or prospectively. We are currently evaluating the impact that this ASU will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This ASU is effective for reporting periods beginning after December 15, 2015. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Upon the effective date, the ASU replaces almost all existing revenue recognition guidance, including industry specific guidance, in generally accepted accounting principles ("GAAP"). This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. The Company is currently assessing the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures upon implementation in the first quarter of fiscal year 2018.

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
The proceeds of the transaction are a $10.0 million note bearing interest at one half percent (0.5 percent) per year due in four years and convertible into a capital interest of up to 20% in NewNet. The Company may convert the note at any time and is entitled to receive early repayment in the event of certain events such as a change in control of NewNet. The proceeds are in exchange for the ownership of Volt Delta Resources, LLC and its operating subsidiaries, which comprised the Company's Computer Systems segment, and payment of $4.0 million by the Company during the first 45 days following the transaction. An additional payment is anticipated to be made in the third quarter of 2015 between the parties based on the comparison of the actual transaction date working capital amount to an expected working capital amount of $6.0 million. The note was valued at $8.4 million on the transaction date which approximates its fair value. The resulting discount will be amortized over four years with an effective interest rate of 5.1%.
As of May 3, 2015, the unamortized discount for the note is $1.5 million and the interest income resulting from the amortization for the three and six months ended May 3, 2015 is $0.1 million and $0.2 million, respectively.
The Company recognized a loss on disposal of $1.2 million from the sale transaction in the first quarter of 2015. The total related costs associated with this transaction were $2.2 million comprised of $0.9 million in severance costs, $0.9 million of professional fees and $0.4 million of lease obligation costs. These costs are recorded in discontinued operations in the Condensed Consolidated Statements of Operations. As of May 3, 2015, $1.5 million has been paid and $0.8 million remains payable and is included in accrued compensation and accrued insurance and other in the Condensed Consolidated Balance Sheets.

The following table reconciles the major classes of net assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheet (in thousands):

November 2, 2014
Assets included as part of discontinued operations
Cash and cash equivalents	$282
Trade accounts receivable, net	10,535
Recoverable income taxes	921
Prepaid insurance and other assets	9,251
Property, equipment and software, net	3,231
Total assets of the disposal group classified as held for sale in the Condensed Consolidated Balance Sheet	$24,220

Liabilities included as part of discontinued operations
Accrued compensation	$2,272
Accounts payable	992
Accrued taxes other than income taxes	649
Accrued insurance and other	5,794
Deferred revenue	9,419
Total liabilities of the disposal group classified as held for sale in the Condensed Consolidated Balance Sheet	$19,126

Deferred tax assets of $6,842 are included above in prepaid insurance and other assets as of November 2, 2014. Deferred tax liabilities of $3,834 are included above in accrued insurance and other as of November 2, 2014.

The following table reconciles the major line items in the Condensed Consolidated Statements of Operations for discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
Loss on discontinued operations
Net revenue	$—	$15,405	$4,708	$30,925
Cost of revenue	—	14,590	5,730	27,735
Selling, administrative and other operating costs	—	5,125	1,388	10,618
Restructuring and other related costs	—	(81)	1,709	623
Other (income) expense, net	—	546	(978)	1,114
Loss from discontinued operations	—	(4,775)	(3,141)	(9,165)
Loss on disposal of discontinued operations	—	—	(1,187)	—
Total loss from discontinued operations	—	(4,775)	(4,328)	(9,165)
Income tax provision	—	101	191	103
Total loss from discontinued operations that is presented in the Condensed Consolidated Statements of Operations	$—	$(4,876)	$(4,519)	$(9,268)

Note 4: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three and six months ended May 3, 2015 were (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Marketable Securities

Three Months Ended May 3, 2015
Accumulated other comprehensive loss at February 1, 2015	$(7,514)	$(31)
Other comprehensive income before reclassifications	1,515	12
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income	1,515	12
Accumulated other comprehensive loss at May 3, 2015	$(5,999)	$(19)

Six Months Ended May 3, 2015
Accumulated other comprehensive loss at November 2, 2014	$(6,365)	$(35)
Other comprehensive income (loss) before reclassifications	(2,815)	16
Amounts reclassified from accumulated other comprehensive income	3,181	—
Net current period other comprehensive income	366	16
Accumulated other comprehensive loss at May 3, 2015	$(5,999)	$(19)

The Company did not have any significant amounts reclassified out of accumulated other comprehensive income in 2014.

Reclassifications from accumulated other comprehensive loss for the three and six months ended May 3, 2015 were (in thousands):

	Three Months Ended May 3, 2015	Six Months Ended May 3, 2015
Foreign currency translation
Sale of foreign subsidiaries	$—	$(3,181)
Income tax provision (benefit)	—	—
Total reclassifications, net of tax	$—	$(3,181)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Foreign currency translation
Sale of foreign subsidiaries	$3,181	Discontinued operations

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

At May 3, 2015 and November 2, 2014, restricted cash and short-term investments included $12.4 million and $16.5 million, respectively, restricted for payment to associate vendors and $0.1 million and $10.4 million, respectively, restricted as collateral under the Short-Term Credit Facility.

At May 3, 2015 and November 2, 2014, restricted cash and short-term investments included $5.3 million and $5.5 million, respectively, of short-term investments. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The provision for income taxes in the second quarter of fiscal 2015 and 2014 was $0.5 million and $2.3 million, respectively, and for the six months ended May 3, 2015 and May 4, 2014 was $1.9 million and $3.3 million, respectively. The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

NOTE 7: Debt

At May 3, 2015 and November 2, 2014, the Company had outstanding borrowing under the Short-Term Financing Program of $130.0 million and $120.0 million, respectively, which carried weighted average annual interest rates of 1.8% and 1.7% during the second quarter of fiscal 2015 and 2014, respectively, and 1.7% and 1.6% during the first six months of 2015 and 2014, respectively, which is inclusive of certain facility and program fees. At May 3, 2015, there was $7.9 million available under the Short-Term Financing Program.

There were no outstanding borrowings under the $45.0 million Short-Term Credit Facility as of May 3, 2015. At November 2, 2014, the Company had the equivalent of $8.5 million outstanding, used primarily to hedge the Company’s net investment in certain foreign subsidiaries. The Company does not designate and document these instruments as hedges under ASC 815 "Derivatives and Hedges," and as a result gains and losses associated with these instruments are included in Foreign exchange gain (loss), net in the Condensed Consolidated Statements of Operations. During both the second quarter and the first six months of fiscal 2014, borrowings under the Short-Term Facility carried a weighted average annual interest rate of 1.9%, which is inclusive of the facility fee.

At May 3, 2015 and November 2, 2014, the Company had $7.7 million and $8.1 million of long-term debt, respectively, of which $0.9 million was current at May 3, 2015 and November 2, 2014.

NOTE 8: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
Numerator
Income (loss) from continuing operations	$(6,913)	$1,381	$(15,713)	$(11,301)
Loss from discontinued operations, net of income taxes	—	(4,876)	(4,519)	(9,268)
Net loss	$(6,913)	$(3,495)	$(20,232)	$(20,569)
Denominator
Basic weighted average number of shares	20,793	20,861	20,861	20,855
Diluted weighted average number of shares	20,793	21,084	20,861	20,855

Basic:
Income (loss) from continuing operations	$(0.33)	$0.07	$(0.75)	$(0.54)
Loss from discontinued operations, net of income taxes	—	(0.23)	(0.22)	(0.45)
Net loss	$(0.33)	$(0.16)	$(0.97)	$(0.99)

Diluted:
Income (loss) from continuing operations	$(0.33)	$0.07	$(0.75)	$(0.54)
Loss from discontinued operations, net of income taxes	—	(0.23)	(0.22)	(0.45)
Net loss	$(0.33)	$(0.16)	$(0.97)	$(0.99)

Options to purchase 661,650 and 465,450 shares of the Company’s common stock were outstanding at May 3, 2015 and May 4, 2014, respectively. Additionally, there were 60,001 restricted shares outstanding at May 4, 2014. The options and restricted shares were not included in the computation of diluted earnings (loss) per share in the three and six months of fiscal 2015 and in the six months of fiscal 2014 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

Share Repurchase Plan

On January 14, 2015, the Board of Directors approved a new share repurchase program of up to 1,500,000 shares of the Company's common stock to begin on January 19, 2015, replacing a prior program. Such repurchases will be made through open market or private transactions. Share repurchases under the program will be subject to specified parameters and certain price and volume restraints and any repurchased shares will be held in treasury. The exact number and timing of share repurchases will depend upon market conditions and other factors.

For the quarter ended May 3, 2015, the Company repurchased 340,800 shares of common stock at an average purchase price of $12.50 per share for an aggregate amount of $4.3 million. The shares repurchased in the second quarter represent the total shares repurchased since inception. As of May 3, 2015, the Company had 1,159,200 shares available for repurchase. In April 2015, the Company suspended purchases of shares under this program.

NOTE 9: Impairment Charges

Impairment of Net Assets
During the second quarter of 2015, in conjunction with the initiative to exit certain non-core operations, the telephone directory publishing and printing business in Uruguay met the criteria to be classified as held for sale. Disposal is expected to take place in the second half of the year.
As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations was significantly lower than the carrying value of the net assets. Consequently, the net assets of the business of $4.4 million were fully impaired during the second quarter of 2015 and were recorded as an impairment charge in the Condensed Consolidated Statements of Operations. With the exception of a nominal amount of cash, there is no carrying value for any assets classified as held for sale as of May 3, 2015 on the Condensed Consolidated Balance Sheet for the telephone directory publishing and printing business in Uruguay. The pre-tax losses for the second quarter of 2015 and 2014 for this business were $1.2 million and $1.1 million, respectively. The pre-tax losses for the first six months of 2015 and 2014 were $2.2 million and $1.9 million, respectively.

Impairment of Goodwill
The Company performed its annual impairment test for goodwill during the second quarter of 2015.  Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Based on the result of the first step of the goodwill impairment analysis, the Company determined that the fair value of the staffing reporting unit in Uruguay was less than its carrying value as of May 3, 2015 and, as such, the Company applied the second step of the goodwill impairment test to this reporting unit. The fair value of the reporting unit was determined using an income approach. The income approach uses projections of estimated operating results and cash flows discounted using a weighted-average cost of capital. The approach uses management’s best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The Company determined that the ongoing value of the business based on historical and future levels would not support the carrying value of goodwill.  Based on the result of the second step of the goodwill impairment analysis, the Company recorded a $1.0 million non-cash charge to reduce the entire carrying value of goodwill during the second quarter of 2015.

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

In July 2013, Oracle Corporation brought suit against the Company alleging copyright infringement and related claims. The complaint alleged that the Company's information technology infrastructure business provided customer installation services of software updates for Oracle’s computer operating system software and system firmware without appropriate authorization or license.

On May 6, 2015, the Company settled the lawsuit with Oracle on monetary and non-monetary terms.  The net payment due by the Company to Oracle, after amounts covered by the Company’s insurance policies, is $400,000. This amount is included within the Other segment's selling, administrative and other operating costs.

Estimates are based on currently available information and assumptions. Significant judgment is required in both the determination of probability and the determination of whether a matter is reasonably estimable. The Company’s estimates may change and actual expenses could differ in the future as additional information becomes available.

(b)	Casualty Insurance Program

Except for states that require participation in state-operated workers’ compensation insurance funds, liability for workers’ compensation as well as automobile and general liability is insured under a retrospective experience-rated insurance program for losses exceeding specified deductible levels. The Company is self-insured for losses below the specified deductible limits. The Company has deposited approximately $27.0 million, representing numerous open plan years, with the insurance company to satisfy the carrier’s collateral requirements and fund potential future claims. Adjustments to the collateral amount are determined periodically up to three or four years after the end of the respective policy year, using the level of claims paid and incurred. This balance is included within prepaid insurance and other current assets as well as prepaid insurance and other assets, excluding current portion in the Condensed Consolidated Balance Sheets.

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

Segment operating income (loss) is comprised of segment net revenues less direct cost of staffing services revenue or cost of other revenue, selling, administrative and other operating costs, impairment charges and restructuring costs. The Company allocates all operating costs to the segments except for costs not directly relating to operating activities such as corporate-wide general and administrative costs and fees related to restatement, investigations and remediation. These costs are not allocated as they do not enhance the understanding of segment operating performance and they are not used by management to measure segment performance.

Financial data concerning the Company’s revenue and segment operating income (loss) by reportable operating segment in the second quarter of fiscal 2015 and 2014 and for the first six months of fiscal 2015 and 2014 are summarized in the following tables:

	Three Months Ended May 3, 2015
(in thousands)	Total	Staffing Services	Other
Revenue
Staffing services revenue	$362,277	$362,277	$—
Other revenue	22,912	—	22,912
Net revenue	385,189	362,277	22,912
Expenses
Direct cost of staffing services revenue	305,116	305,116	—
Cost of other revenue	19,909	—	19,909
Selling, administrative and other operating costs	54,325	50,034	4,291
Restructuring costs	251	275	(24)
Impairment charges	5,374	977	4,397
Segment operating income (loss)	214	5,875	(5,661)
Corporate general and administrative	4,308
Operating loss	$(4,094)

	Three Months Ended May 4, 2014
(in thousands)	Total	Staffing Services	Other
Revenue
Staffing services revenue	$406,733	$406,733	$—
Other revenue	29,347	—	29,347
Net revenue	436,080	406,733	29,347
Expenses
Direct cost of staffing services revenue	344,922	344,922	—
Cost of other revenue	24,066	—	24,066
Selling, administrative and other operating costs	58,238	53,778	4,460
Restructuring costs	679	577	102
Segment operating income	8,175	7,456	719
Corporate general and administrative	2,708
Restatement, investigations and remediation	593
Operating income	$4,874

	Six Months Ended May 3, 2015
(in thousands)	Total	Staffing Services	Other
Revenue
Staffing services revenue	$723,098	$723,098	$—
Other revenue	45,157	—	45,157
Net revenue	768,255	723,098	45,157
Expenses
Direct cost of staffing services revenue	615,935	615,935	—
Cost of other revenue	39,514	—	39,514
Selling, administrative and other operating costs	108,266	100,614	7,652
Restructuring costs	251	275	(24)
Impairment charges	5,374	977	4,397
Segment operating income (loss)	(1,085)	5,297	(6,382)
Corporate general and administrative	10,331
Operating loss	$(11,416)

	Six Months Ended May 4, 2014
(in thousands)	Total	Staffing Services	Other
Revenue
Staffing services revenue	$799,002	$799,002	$—
Other revenue	58,706	—	58,706
Net revenue	857,708	799,002	58,706
Expenses
Direct cost of staffing services revenue	684,718	684,718	—
Cost of other revenue	48,199	—	48,199
Selling, administrative and other operating costs	118,605	109,500	9,105
Restructuring costs	1,336	1,234	102
Segment operating income	4,850	3,550	1,300
Corporate general and administrative	7,940
Restatement, investigations and remediation	3,261
Operating loss	$(6,351)

NOTE 12: Subsequent Events

Short-Term Credit Facility

The Company terminated its $45.0 million Short-Term Credit Facility with Bank of America, N.A., as Administrative Agent, effective June 8, 2015. The Credit Facility had a term expiring on March 31, 2016. There were no borrowings outstanding under the Credit Facility.

Letters of Intent to Sell Certain Business Assets

The Company signed a non-binding Letter of Intent ("LOI") on June 4, 2015 to sell its telephone directory publishing and printing business in Uruguay. The Company expects to receive a nominal amount from the sale and the net assets of this business are included within impairment charges in the Condensed Consolidated Statements of Operations during the second quarter of 2015. The Company expects to finalize this sale in the second half of the year.

The Company signed a non-binding LOI on June 9, 2015 to sell certain working capital assets of its telecommunication infrastructure and security services business for nominal proceeds. The Company expects to finalize this sale in the second half of the year.

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

Note Regarding the Use of Non-GAAP Financial Measures

We have provided Non-GAAP financial information as additional information for our consolidated income (loss) from continuing operations as well as Staffing Services segment operating income (loss). These measures are not in accordance with, or an alternative for, generally accepted accounting principles (“GAAP”) and may be different from Non-GAAP measures reported by other companies. We believe that the presentation of these Non-GAAP measures provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations because it permits evaluation of the results of our continuing operations without the effect of special items that management believes make it more difficult to understand and evaluate our results of operations.

Elimination of Proforma Unrecognized Revenue Measures - We sometimes provide services despite a customer arrangement not yet being finalized, or continue to provide services under an expired arrangement while a renewal arrangement is being finalized. GAAP usually requires that services revenue be deferred until arrangements are finalized or in some cases until cash is received. We sometimes refer to “unrecognized revenue” to discuss income related to services that have been provided in a given period, but not yet recognized under GAAP. This Non-GAAP financial information is used by management and provided herein primarily to provide a more complete understanding of our business results and trends.

In previous reporting periods, we disclosed in a tabular format the impact of unrecognized revenue on our net revenue and operating income as we believed that the amounts were material to our revenue and operating results. In recent periods, the impact of unrecognized revenue decreased as we concentrated on executing customer arrangements in a timely manner and, therefore, we are eliminating these tables.

The impact of unrecognized revenue in the second quarter of fiscal 2015 and 2014 was a decrease of revenue and operating income of $2.0 million and $1.8 million, respectively. The impact of unrecognized revenue and operating income in the first six months of 2015 and 2014 was an increase of revenue and operating income of $0.3 million and a decrease to revenue and operating income of $0.8 million, respectively. If we believe that reporting the impact of unrecognized revenue has a meaningful impact on revenue and operating results in any particular period, we may include the impact of such amounts within our narrative.

Overview

We are an international provider of staffing services (traditional time and materials-based as well as project-based), information technology infrastructure services, telecommunication infrastructure and security services, and telephone directory publishing and printing in Uruguay. Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily professional administration, technical, information technology and engineering positions. Our project-based staffing assists with individual customer assignments as well as customer care call centers and gaming industry quality assurance testing services, and our managed service programs consist of managing the procurement and on-boarding of contingent workers from multiple providers. Our information technology infrastructure services provide server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations.

As of May 3, 2015, we employed approximately 27,800 people including 24,700 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from 150 locations worldwide with approximately 90% of our revenues generated in the United States. Our principal international markets include Canada and the United Kingdom and we have a presence in continental Europe and Asia. The industry is highly fragmented and very competitive in all of the markets we serve.

We continued to make progress towards our primary goal of making Volt a more highly focused and profitable business which is committed to margin improvement.  This resulted in year over year revenue contraction, as we exited from unprofitable customer relationships. We believe our focus on improved profitability and ongoing improvements in the delivery of our staffing services will ultimately drive higher revenues at improved margins. We remain focused on strengthening our traditional time and material staffing services, reducing exposure to customers where profitability or business terms are unfavorable, disposing non-core assets not aligned with our overall portfolio, investing in areas of growth and evaluating opportunities to reduce costs and drive process efficiencies. We remain committed to delivering superior client service at a reasonable cost. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities and reduce costs and increase profitability.

The loss in the second quarter of fiscal 2015 from continuing operations of $6.9 million was driven primarily by a number of special items, including impairment charges and foreign exchange losses. During the second quarter of 2015, in conjunction with the initiative to exit certain non-core operations, we performed an assessment of the telephone directory publishing and printing business in Uruguay. It was determined that the fair value less costs to sell the operations was significantly lower than the carrying value of the net assets. Consequently, the net assets of the business of $4.4 million were fully impaired during the second quarter of 2015. We also performed our annual impairment test for goodwill during the second quarter of 2015.  Consequently, as a result of the impairment test, the entire goodwill balance of $1.0 million was considered impaired during the second quarter of 2015. We operate several businesses in a wide range of countries, and our foreign exchange exposure is in part related to these businesses. For each of the assets and liabilities we hold in foreign currencies, we are required to record the change in market value of these assets and liabilities within our statements of operations. During the second quarter, the non-cash foreign exchange translation loss on our intercompany balances amounted to $1.6 million. In addition to the impairment charges and foreign exchange translation loss, there were other items of $1.9 million that added to the loss reported in the second quarter of 2015. These include the settlement of our lawsuit with Oracle and related legal fees incurred of $0.6 million, fees incurred related to activist shareholders and related Board of Directors fees of $0.5 million and audit fees and restructuring related fees of $0.8 million. Excluding the impact of the aforementioned special items of $8.9 million, income from continuing operations for the second quarter of 2015 would have been $2.0 million on a Non-GAAP basis. The income from continuing operations in the second quarter of fiscal 2014 of $1.4 million included restructuring charges of $1.0 million, foreign exchange translation loss of $0.6 million and restatement, investigations and remediation costs of $0.6 million. Excluding the impact of the aforementioned special items of $2.2 million, income from continuing operations for the second quarter of 2014 would have been $3.6 million on a Non-GAAP basis.

The following discussion and analysis of operating results is presented at the reporting segment level. Since this discussion would be substantially the same at the consolidated level, we have therefore not included a redundant discussion from a consolidated view.

RESULTS OF CONTINUING OPERATIONS
Consolidated Results by Segment

	Three Months Ended May 3, 2015			Three Months Ended May 4, 2014
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net revenue
Staffing services revenue	$362,277	$362,277	$—	$406,733	$406,733	$—
Other revenue	22,912	—	22,912	29,347	—	29,347
Net revenue	385,189	362,277	22,912	436,080	406,733	29,347

Expenses
Direct cost of staffing services revenue	305,116	305,116	—	344,922	344,922	—
Cost of other revenue	19,909	—	19,909	24,066	—	24,066
Selling, administrative and other operating costs	54,325	50,034	4,291	58,238	53,778	4,460
Restructuring costs	251	275	(24)	679	577	102
Impairment charges	5,374	977	4,397	—	—	—
Segment operating income (loss)	214	5,875	(5,661)	8,175	7,456	719
Corporate general and administrative	4,308			2,708
Restatement, investigations and remediation	—			593
Operating income (loss)	(4,094)			4,874
Other income (expense), net	(2,287)			(1,216)
Income tax provision	532			2,277
Income (loss) from continuing operations	$(6,913)			$1,381

Results of Operations (Q2 2015 vs. Q2 2014)

Staffing Services Segment

Net revenue: The segment’s net revenue in the second quarter of fiscal 2015 decreased $44.4 million, or 10.9%, to $362.3 million from $406.7 million in fiscal 2014. The revenue decline is primarily driven by lower demand for both our technical and non-technical administrative and light industrial ("A&I") skill-sets. Declines were most prevalent in the Oil & Gas, Utilities and Manufacturing industries as they continued to experience a slowdown in demand. Our fiscal 2014 top 20 customers on a comparable basis with the current year accounted for approximately 80% of the overall decline in revenue.  Furthermore, revenue decreased due to our continued focus on reducing business levels with customers where profitability or contract terms are unfavorable.

Direct cost of staffing services revenue: Direct cost of staffing services revenue in the second quarter of 2015 decreased $39.8 million, or 11.5%, to $305.1 million from $344.9 million in 2014. This decrease was primarily the result of fewer contingent staff on assignment consistent with the decrease in revenues. Direct margin of staffing services revenue as a percent of staffing revenue was 15.8% from 15.2% in 2014. The direct margin increased by 0.4% primarily due to improvements in our project-based and managed service programs and 0.2% due to the impact of unrecognized revenue in the second quarter of 2015 from 2014.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the second quarter of 2015 decreased $3.8 million, or 7.0%, to $50.0 million from $53.8 million in 2014, primarily due to lower recruiting and delivery costs, as well as lower information technology support costs. As a percent of staffing revenue, these costs were 13.8% in the second quarter of 2015 from 13.2% in the second quarter of 2014.

Impairment charges: The $1.0 million impairment charge is a result of our annual impairment test for goodwill during the second quarter of 2015 and related to our staffing reporting unit in Uruguay.

Segment operating income: The segment’s operating income in the second quarter of 2015 decreased $1.6 million to $5.9 million from $7.5 million in 2014. The decrease is primarily due to the impairment of goodwill and the decline in revenue offset by an increase in the direct margin percentage. Segment operating income of $5.9 million included $1.2 million of special items related to an impairment charge of $1.0 million and restructuring costs of $0.2 million. Excluding the impact of these special items, segment operating income would have been $7.1 million on a Non-GAAP basis. Operating income in 2014 of $7.5 million included $0.6 million of special items related to restructuring costs. Excluding the impact of this special item, segment operating income would have been $8.1 million on a Non-GAAP basis.

Other Segment

Net revenue: The segment’s net revenue in the second quarter of fiscal 2015 decreased $6.4 million, or 21.9%, to $22.9 million from $29.3 million in fiscal 2014. This decline is primarily due to information technology infrastructure services revenue primarily from a large project that occurred in the second quarter of 2014 and non-recognition of revenue related to a customer experiencing financial difficulty, as well as lower telecommunications infrastructure and security services revenue as we exited the telecommunications government solution business during the second quarter of 2014.

Cost of other revenue: The segment’s cost of other revenue in the second quarter of 2015 decreased $4.2 million, or 17.3%, to $19.9 million from $24.1 million in 2014. This decrease was primarily a result of lower costs in our information technology infrastructure services primarily from reduced headcount and other cost reductions related to the decrease in revenue, as well as in our telecommunications infrastructure and security services resulting from our exit of the telecommunications government solution business.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs decreased $0.2 million to $4.3 million in the second quarter of 2015 from $4.5 million in 2014, primarily from reductions in our telecommunications infrastructure and security services resulting from our exit of the telecommunications government solution business, partially offset by a legal settlement and related professional fees of $0.6 million within our information technology infrastructure services business.

Impairment charges: In conjunction with the initiative to exit certain non-core operations, we performed an assessment of the telephone directory publishing and printing business in Uruguay. Consequently, the net assets of the business of $4.4 million were fully impaired during the second quarter of 2015.

Segment operating income (loss): The segment’s operating results in the second quarter of 2015 decreased $6.4 million to a loss of $5.7 million from operating income of $0.7 million in 2014 primarily due to the impairment of our telephone directory publishing and printing business, as well as lower margins and a legal settlement and related professional fees within our information technology infrastructure services business. These decreases were partially offset by lower selling, administrative and other operating costs in our telecommunications infrastructure and security services.

Corporate and Other Expenses

Corporate general and administrative costs: Corporate general and administrative costs increased $1.6 million, or 59.1%, to $4.3 million from $2.7 million in 2014 primarily from costs incurred in connection with responding to activist shareholders and related Board of Directors' fees of $0.5 million, as well as increased audit fees of $0.6 million.

Operating income (loss): Operating results in the second quarter of 2015 decreased to an operating loss of $4.1 million from operating income of $4.9 million in 2014. This decrease was primarily from the impairment of our telephone directory publishing and printing business net assets and operating results in our Other segment, an increase in our Corporate general and administrative costs in connection with responding to activist shareholders and related Board of Directors fees and increased audit fees, as well as decreased operating results in our Staffing Services segment, primarily related to the impairment of goodwill.

Other income (expense), net: Other expense in the second quarter of 2015 increased $1.1 million to $2.3 million from $1.2 million in 2014, primarily related to non-cash foreign exchange net losses on intercompany balances.

Income tax provision: Income tax provision was $0.5 million compared to $2.3 million in the second quarter of 2015 and 2014, respectively. The provision in both periods primarily related to locations outside of the United States.

Consolidated Results by Segment

	Six Months Ended May 3, 2015			Six Months Ended May 4, 2014
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net revenue
Staffing services revenue	$723,098	$723,098	$—	$799,002	$799,002	$—
Other revenue	45,157	—	45,157	58,706	—	58,706
Net revenue	768,255	723,098	45,157	857,708	799,002	58,706

Expenses
Direct cost of staffing services revenue	615,935	615,935	—	684,718	684,718	—
Cost of other revenue	39,514	—	39,514	48,199	—	48,199
Selling, administrative and other operating costs	108,266	100,614	7,652	118,605	109,500	9,105
Restructuring costs	251	275	(24)	1,336	1,234	102
Impairment charges	5,374	977	4,397	—	—	—
Segment operating income (loss)	(1,085)	5,297	(6,382)	4,850	3,550	1,300
Corporate general and administrative	10,331			7,940
Restatement, investigations and remediation	—			3,261
Operating loss	(11,416)			(6,351)
Other income (expense), net	(2,386)			(1,626)
Income tax provision	1,911			3,324
Loss from continuing operations	$(15,713)			$(11,301)

Results of Operations (Q2 2015 YTD vs. Q2 2014 YTD)

Staffing Services Segment

Net revenue: The segment’s net revenue in the first six months of fiscal 2015 decreased $75.9 million, or 9.5%, to $723.1 million from $799.0 million in fiscal 2014. The revenue decline is primarily driven by lower demand for both our technical and non-technical administrative and light industrial ("A&I") skill-sets. The number of hours worked by contingent workers decreased approximately 7.2% in 2015 from 2014 and along with the decline in hours, the average bill rate also decreased 3.5%. This occurred primarily within the Oil & Gas, Utilities and Manufacturing industries. Our fiscal 2014 top 20 customers on a comparable basis with the current year accounted for approximately 80% of the overall decline in revenue.  Furthermore, revenue decreased partially due to our continued focus on reducing business levels with customers where profitability or contract terms are unfavorable.

Direct cost of staffing services revenue: Direct cost of staffing services revenue in the first six months of 2015 decreased $68.8 million, or 10.0%, to $615.9 million from $684.7 million in 2014. This decrease was primarily the result of fewer contingent staff on assignment consistent with the decrease in revenues. Direct margin of staffing services revenue as a percent of staffing revenue in 2015 was 14.8% from 14.3% in 2014. The direct margin increased by 0.7% primarily due to improvements in our project-based and managed service programs, partially offset by 0.2% decline due to the impact of unrecognized revenue in the first six months of 2015 from 2014.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the first six months of 2015 decreased $8.9 million, or 8.1%, to $100.6 million from $109.5 million in 2014, primarily due to lower recruiting and delivery costs and the elimination of vendor management system development costs related to our divestiture of ProcureStaff in the first quarter of 2014. As a percent of staffing services revenue, these costs were 13.9% and 13.7% for 2015 and 2014, respectively.

Impairment charges: The $1.0 million impairment charge is a result of our annual impairment test for goodwill during the second quarter of 2015 and related to our staffing reporting unit in Uruguay.

Segment operating income: The segment’s operating income in the first six months of 2015 increased $1.7 million to $5.3 million from $3.6 million in 2014. The increase in operating income is primarily due to the divestiture of the ProcureStaff business in the first quarter of 2014, a decrease in selling, administrative and other operating costs, partially offset by the impairment of goodwill, as well as the decline in revenue offset by an increase in the direct margin percentage. Operating income in 2015 of $5.3 million included $1.2 million of special items related to an impairment charge of $1.0 million and restructuring costs of $0.2 million. Excluding the impact of these special items, segment operating income would have been $6.5 million on a Non-GAAP basis. Operating income in the first six months of 2014 of $3.6 million included $1.2 million of special items related to restructuring costs. Excluding the impact of this special item, segment operating income would have been $4.8 million on a Non-GAAP basis.

Other Segment

Net revenue: The segment’s net revenue in the first six months of fiscal 2015 decreased $13.5 million, or 23.1%, to $45.2 million from $58.7 million in fiscal 2014. This decline is primarily due to information technology infrastructure services revenue primarily from a large project in the first six months of 2014 and non-recognition of revenue related to a customer experiencing financial difficulty, as well as lower telecommunications infrastructure and security services revenue as we exited the telecommunications government solution business during the first six months of 2014.

Cost of other revenue: The segment’s cost of other revenue in the first six months of 2015 decreased $8.7 million, or 18.0%, to $39.5 million from $48.2 million in 2014. The decrease was primarily a result of lower costs in our information technology infrastructure services primarily from reduced headcount and other cost reductions related to the decline in revenue, as well as in our telecommunications infrastructure and security services resulting from our exit of the telecommunications government solution business.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs decreased $1.4 million to $7.7 million in the first six months of 2015 from $9.1 million in 2014, primarily from reductions in our telecommunications infrastructure and security services resulting from our exit of the telecommunications government solution business, partially offset by a legal settlement and related professional fees of $0.6 million within our information technology infrastructure services business.

Impairment charges: In conjunction with the initiative to potentially exit certain non-core operations, we performed an assessment of the telephone directory publishing and printing business in Uruguay. Consequently, the net assets of the business of $4.4 million were fully impaired during the second quarter of 2015.

Segment operating income (loss): The segment’s operating results in the first six months of 2015 decreased $7.7 million to an operating loss of $6.4 million from operating income of $1.3 million in 2014 primarily due to the impairment of the telephone directory publishing and printing net assets, as well as lower margins and a legal settlement and related professional fees within our information technology infrastructure services business. These decreases were partially offset by lower selling, administrative and other operating costs in our telecommunications infrastructure and security services.

Corporate and Other Expenses

Corporate general and administrative costs: Corporate general and administrative costs increased $2.4 million, or 30.1%, to $10.3 million from $7.9 million in 2014 primarily from costs incurred in connection with responding to activist shareholders and related Board of Directors fees, increased audit and related professional fees, as well as severance costs for the departure in 2015, partially offset by a special bonus in 2014, related to our former Chief Financial Officer.

Restatement, investigations and remediation: Restatement, investigations and remediation costs incurred in the first six months of 2014 were a result of financial and legal consulting for the completion of the financial audits for fiscal years 2011 through 2013.

Operating loss: Operating loss in the first six months of 2015 increased to $11.4 million from $6.4 million in 2014. The increase was primarily from the impairment of net assets of our telephone directory publishing and printing business and operating results of our Other segment, an increase in our Corporate general and administrative costs in connection with responding to activist shareholders and related Board of Directors fees, increased audit fees and related professional fees and severance costs, partially offset by an increase in our Staffing Services segment operating income despite the decrease in revenue and impairment of goodwill, as well as the absence of restatement, investigations and remediation costs in 2015.

Other income (expense), net: Other expense in the first six months of 2015 increased $0.8 million to $2.4 million from $1.6 million in 2014, primarily related to non-cash foreign exchange net losses on intercompany balances.

Income tax provision: Income tax provision was $1.9 million compared to $3.3 million in the first six months of 2015 and 2014, respectively. The provision in both periods primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from our Short-Term Financing Program. Historically, our fiscal first quarter billings are typically the lowest due to the Thanksgiving, Christmas and New Year holidays and generally increase in the fiscal third and fourth quarters when our customers increase the use of contingent labor. As a result, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Generally, our business is break even during the first six months of any given fiscal year with substantially all of our profits generated in the second half of the fiscal year. Our operating cash flows consist primarily of collections of customer receivables, offset by payments for payroll and related items for our contingent staff and in-house employees, federal, state, foreign and local taxes and trade payables. We generally provide customers with 30 to 45 day credit terms, with few extenuating exceptions to 60 days, while our payroll and certain taxes are paid weekly. We fund payroll, related taxes and other working capital requirements using cash, supplemented as required from our Short-Term Financing Program which provides for a maximum of $200.0 million of borrowing, with available borrowing based on certain eligible receivables from our Staffing Services segment. Our liquidity agreement within our Short-Term Financing Program ("Liquidity Agreement") is subject to periodic renewals by our lenders. Our most recent Liquidity Agreement has a termination date of December 18, 2015. As of May 3, 2015, the total available borrowing based upon eligible receivables was $137.9 million, with $130.0 million outstanding. We also had cash and cash equivalents of $7.2 million as of May 3, 2015 and when combined with our borrowing capacity, we had available liquidity of $15.1 million at the end of the current quarter. As of June 5, 2015, the available liquidity increased to $27.9 million.
We have had a history of losses from continuing operations primarily caused by professional fees and other incremental costs of our restatement, investigations and remediation, as well as losses from discontinued operations and other disposal and shutdown activities. These uses of cash flows were funded by operating cash flows and borrowings under our Short-Term Financing Program. Through the second quarter of 2015, the cumulative cash costs and expenses attributed to the restatement, investigations and remediation and related amendments of our prior years’ tax returns were approximately $150.0 million. These costs were funded primarily by borrowings under our Short-Term Financing Program for which the outstanding balance as of May 3, 2015 is $130.0 million. Accordingly, we are highly leveraged, and liquidity is being managed very tightly.
The following table sets forth our cash and liquidity available levels at the end of our last six quarters and our most recent week ended:

Global Liquidity
(in thousands)	February 2, 2014	May 4, 2014	August 3, 2014	November 2, 2014	February 1, 2015	May 3, 2015	June 5, 2015

Cash and cash equivalents	$13,352	$16,552	$10,449	$9,105	$14,796	$7,197	$20,000
Borrowing availability	20,400	18,200	20,700	27,400	15,300	7,900	7,900
Available liquidity	$33,752	$34,752	$31,149	$36,505	$30,096	$15,097	$27,900

In an effort to increase liquidity, management has determined it would suspend common stock repurchases. Since the program’s initiation, we had repurchased $4.3 million of common stock. We believe we need to improve our liquidity to a level where there is adequate cash reserves and funds available to reinvest in the growth of our business.
We also terminated our $45.0 million Short-Term Credit Facility. This facility was no longer being used as a currency hedge which was the original purpose of this facility, incurred fees and was generally unavailable for working capital purposes due to 105% collateralization requirements. This action will save us fees associated with this facility and provide us more flexibility without the restrictive covenants. We are currently actively seeking replacement facilities that would be more responsive to our seasonal and cyclical working capital needs and capital investment requirements. As of May 3, 2015, there are no amounts outstanding under this facility. Management believes it has natural hedges in place against currency fluctuations at local country levels with any recognized currency losses limited at this time to reasonable amounts. We also use spot market pricing for the few cross border transfers of cash that occur.
We are in the process of finalizing a foreign exchange agreement with a lender which will allow us to initiate unsecured derivative transactions to hedge foreign exchange exposure in our foreign businesses. We expect the agreement to be finalized by the end of the month. We are also in discussions with other financial institutions to sign similar agreements.
Our Liquidity Agreement expires on December 18, 2015. We have been working on an extension of our existing securitization program, for which we are in discussions with a lender and have received a non-binding proposal to provide a one, two, or three year extension at our option.
In addition to the process of exiting non-core businesses that are incurring losses, we are also evaluating our ability to monetize several real estate assets. In addition, we expect to favorably resolve prior year tax filings with federal and state authorities. We have significant tax benefits including outstanding tax receivables of $16.7 million, which we expect to collect within the next eight months. We also have United States federal net operating loss carryforwards of $127.4 million and tax credits of $35.4 million which we hope to utilize as we improve profitability.
In an effort to reduce our operating costs, we are evaluating the efficiency of our current business delivery model, supply chain and back office support functions in light of our existing and ongoing business requirements. Additionally, over the longer term we are undertaking initiatives to reduce complexity, simplify the organization and automate manually intensive processes. The implementation of additional technology tools will provide operating leverage and efficiencies. We expect that these activities will reduce costs of service through either the consolidation and or elimination of certain systems and processes along with other reductions in discretionary spending.
How we manage liquidity
We actively manage our cash flow and related liquidity on a daily basis. Sources of cash include collection of trade receivables which are generally set by contractually agreed terms while disbursements entail payments for various services used in the business at various times. Our days sales outstanding and days payable outstanding by business segment vary. These key metrics are considered in our operating cash flow forecasts. We review near-term cash forecasts with durations of six weeks and longer term projections of cash flows for six months.
Funding risks
All of our debt financing is short-term with maturities of one year or less. We have historically only used short-term debt, as it was a readily available and inexpensive source of funds. This minimized borrowing costs, however, it subjected us to market risk - primarily credit market risk and the ability to replicate such short-term arrangements in the future. At this time, in consultation with our Board of Directors, we are reconsidering this strategy in light of our current and future funding needs. We intend to address market risk and our longer-term desired capital structure. Accordingly, we have identified a number of initiatives to address the capital structure, funding requirements and debt leverage.
Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
(in thousands)	May 3, 2015	May 4, 2014
Net cash provided by (used in) operating activities	$(504)	$29,523
Net cash provided by (used in) investing activities	(2,754)	1,475
Net cash provided by (used in) financing activities	7,576	(17,033)
Effect of exchange rate changes on cash and cash equivalents	(1,959)	204
Net cash used in discontinued operations	(4,056)	(8,732)
Net increase (decrease) in cash and cash equivalents	$(1,697)	$5,437

Cash Flows - Operating Activities

The net cash used in operating activities in the first six months ended May 3, 2015 was $0.5 million, a decrease of $30.0 million from net cash provided by operating activities of $29.5 million in 2014.

The net cash used in operating activities in the first six months ended May 3, 2015, exclusive of changes in operating assets and liabilities, was $6.3 million; the loss from continuing operations of $15.7 million included non-cash impairment charges of $5.4 million and charges for depreciation and amortization of $3.4 million. The cash used in operating activities in the first six months ended May 4, 2014, exclusive of changes in operating assets and liabilities, was $3.6 million; the loss from continuing operations of $11.3 million included non-cash charges for depreciation and amortization of $5.3 million, deferred income tax provision of $1.4 million and unrealized foreign currency exchange loss of $0.9 million. Cash provided by changes in operating assets and liabilities in the first six months ended May 3, 2015 was $5.8 million, net, principally due to the decrease in the level of accounts receivable of $21.1 million, restricted cash related to customer contracts of $4.1 million and income taxes of $0.8 million, partially offset by decreases in the level of accrued expenses and other liabilities of $11.7 million and accounts payable of $8.6 million. Cash provided by changes in operating assets and liabilities in the first six months ended May 4, 2014 was $33.1 million, net, principally due to the decrease in the level of accounts receivable of $40.0 million, prepaid insurance and other assets of $6.7 million and restricted cash related to customer contracts of $2.4 million, partially offset by decreases in accrued expenses and other liabilities of $13.1 million and accounts payable of $3.3 million. The decrease in cash flows from accounts receivable in 2015 from 2014 was primarily driven by the timing of project-based staffing assignments and billings related to certain major customers’ product launches in the latter part of fiscal 2013 (increasing the opening accounts receivable balance in 2014). In addition, the early receipt of payments from a major customer in the fourth quarter of fiscal 2014 reduced the opening accounts receivable balance in 2015. The overall level of accounts receivable and related cash flows has also decreased in 2015 from 2014 commensurate with the decrease in revenue.

Cash Flows - Investing Activities

The net cash used in investing activities in the first six months ended May 3, 2015 was $2.8 million, principally from purchases of property, equipment and software of $3.3 million, partially offset by the sale of investments, net of purchases of $0.3 million. The net cash provided by investing activities in the first six months ended May 4, 2014 was $1.5 million, principally from proceeds from the sale of software of $3.0 million, the sale of investments, net of purchases of $0.7 million, partially offset by the purchase of property, equipment and software of $2.2 million.

Cash Flows - Financing Activities

The net cash provided by financing activities in the first six months ended May 3, 2015 was $7.6 million, compared to $17.0 million used in the first six months ended May 4, 2014. In 2015, cash restricted as collateral for borrowings decreased $10.4 million partially offset by $8.5 million repayments on the credit facility. In addition, borrowings under the Short-Term Financing Program increased $10.0 million. These increases were offset by $4.3 million for the purchase of treasury shares. In 2014, net cash used in financing activities of $17.0 million was the result of $19.6 million repayments primarily on the Short-Term Financing Program, partially offset by cash restricted as collateral for borrowings of $3.0 million.

Short-Term Financing Program

The Short-Term Financing Program provides for maximum borrowing of $200.0 million under a credit agreement secured by receivables from the Staffing Services business that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary and are available first to satisfy the lender. The benchmark interest rate for which interest is charged on the sale of receivables is a LIBOR index. The program is subject to termination under certain circumstances including the default rate on receivables, as defined, exceeding a specified threshold or the rate of collections on receivables failing to meet a specified threshold. At May 3, 2015, we were in compliance with the program covenants.
On December 12, 2014, we amended the agreement to extend the program for an additional year to December 31, 2017 (and liquidity agreement to December 18, 2015). In addition, the amendment increased the borrowing base of eligible receivables by including unbilled activity up to 15% of total eligible receivables, and receivables from customers with 61-95 payment terms up to a maximum of 5% of total eligible receivables.

At May 3, 2015 and November 2, 2014, we had outstanding borrowing under the program of $130.0 million and $120.0 million, respectively, which bore a weighted average annual interest rate of 1.8% and 1.7% during the second quarter of fiscal 2015 and 2014, respectively, and 1.7% and 1.6% during the first six months of 2015 and 2014, respectively, inclusive of certain facility and program fees.

Short-Term Credit Facility

The Short-Term Credit Facility provides for borrowing in various currencies secured by cash collateral covering 105% of certain baseline amounts. The facility is subject to a facility fee and borrowings bear various interest rate options calculated using a combination of LIBOR and prime rates plus a margin over those rates. At May 3, 2015, we were in compliance with the facility covenants.

We had no outstanding borrowings under the $45.0 million Short-Term Credit Facility as of May 3, 2015. At November 2, 2014, we had drawn under the facility the equivalent of $8.5 million, used to hedge our net investment in certain foreign subsidiaries. During the first six months of 2014, borrowings bore a weighted average annual interest rate of 1.9%, inclusive of the facility fee.

On February 20, 2015, we amended our $45.0 million Short-Term Credit Facility. The amendment adds, among other changes, the ability for collateral to be held in certain foreign currencies (Euro, British Pounds Sterling, and Canadian Dollars) making it more useful in natural hedging against non-United States Dollar denominated liability positions, and removes in its entirety the covenant limiting restricted payments such as stock repurchases to the greater of $5.0 million or 50% of prior year net consolidated income. Borrowings under the Short-Term Credit Facility continue to be cash collateralized.

We terminated our $45.0 million Short-Term Credit Facility with Bank of America, N.A., as Administrative Agent, effective June 8, 2015. The Credit Facility had a term expiring on March 31, 2016. There were no borrowings outstanding under the Credit Facility.

Casualty Insurance Program

Except for states that require participation in state-operated workers’ compensation insurance funds, liability for workers’ compensation as well as automobile and general liability is insured for losses exceeding specified deductible levels. We are self-insured for losses below the specified deductible limits. We have deposited approximately $27.0 million, representing numerous open plan years, with the insurance company to satisfy the carrier’s collateral requirements and fund potential future claims. Adjustments to the collateral amount are determined periodically up to three or four years after the end of the respective policy year, using the level of claims paid and incurred.

Letters of Intent

We signed a non-binding Letter of Intent ("LOI") on June 4, 2015 to sell our telephone directory publishing and printing business in Uruguay. We expect to receive a nominal amount from the sale and the net assets of this business are included within impairment charges in the Condensed Consolidated Statements of Operations during the second quarter of 2015. We expect to finalize this sale in the second half of the year.

We signed a non-binding LOI on June 9, 2015, to sell certain working capital assets of our telecommunication infrastructure and security services business for nominal proceeds. We expect to finalize this sale in the second half of the year.

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

Market risk is the potential economic gain or loss that may result from changes in market rates and prices. In the normal course of business, our earnings, cash flows and financial position are exposed to market risks relating to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of financial instruments. We limit these risks through risk management policies and procedures, including the use of derivatives from time to time.

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At May 3, 2015, we had cash and cash equivalents on which interest income is earned at variable rates. At May 3, 2015, we also had credit lines with various domestic and foreign banks that provide for borrowings and letters of credit as well as a $200.0 million Short-Term Financing Program to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the Short-Term Financing Program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $1.1 million.

We have a term loan with borrowing of $7.7 million at a fixed interest rate, and our interest expense related to this borrowing is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $8.5 million at May 3, 2015. The fair values were calculated by applying the appropriate period end interest rates to our present streams of loan payments.

Foreign Currency Risk

We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of the dollar fluctuates against foreign currencies, in particular the British Pound Sterling, Euro, Canadian dollar and Uruguayan peso. These fluctuations impact reported earnings.

Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar strengthened relative to many foreign currencies as of May 3, 2015 compared to November 2, 2014. Consequently, stockholders’ equity decreased by $2.8 million as a result of the foreign currency translation as of May 3, 2015.

To reduce exposure related to non-U.S. dollar denominated net investments that may give rise to a foreign currency transaction gain or loss, we may enter into derivative and non-derivative financial instruments to hedge our net investment in certain foreign subsidiaries. We also may enter into forward foreign exchange contracts with third party banks to mitigate foreign currency risk. As of May 3, 2015, we had no foreign currency denominated borrowings that were used as economic hedges against our net investment in certain foreign operations. We do not designate and document these instruments as hedges under Accounting Standards Codification 815 Derivatives and Hedging, and as a result, gains and losses associated with these instruments are included in foreign exchange gain (loss), net in our Condensed Consolidated Statements of Operations.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of May 3, 2015 would result in an approximate $3.7 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of May 3, 2015 would result in an approximate $3.7 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

Equity Risk

Our investments are exposed to market risk as they relate to changes in market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the returns and bear the risks of their investment selections. At May 3, 2015, the total market value of these investments was approximately $5.3 million.
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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended May 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. During the quarter the Company hired a new Chief Financial Officer, Controller, Vice President of Tax and several new members of our Audit Committee were appointed.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business. Our loss contingencies consist primarily of claims and legal actions related to contingent worker employment matters in the Staffing Services segment. These matters are at varying stages of investigation, arbitration or adjudication. The Company has accrued for losses on individual matters that are both probable and reasonably estimable.
In July 2013, Oracle Corporation brought suit against us alleging copyright infringement and related claims. The complaint alleged that our information technology infrastructure services business provided customer installation services of software updates for Oracle’s computer operating system software and system firmware without appropriate authorization or license.

On May 6, 2015, the Company settled the lawsuit with Oracle on monetary and non-monetary terms.  The net payment due by us to Oracle, after amounts covered by our insurance policies, is $400,000, which is included within our Other segment's operating loss.

Estimates are based on currently available information and assumptions. Significant judgment is required in both the determination of probability and the determination of whether a matter is reasonably estimable. The Company’s estimates may change and actual expenses could differ in the future as additional information becomes available.

Since our 2014 Form 10-K, there have been no significant developments in the material legal proceedings in which we are involved, other than discussed above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION

We terminated our $45.0 million Short-Term Credit Facility with Bank of America, N.A., as Administrative Agent, effective June 8, 2015. The Credit Facility had a term expiring on March 31, 2016. There were no borrowings outstanding under the Credit Facility.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description

2.1
Membership Interest Purchase Agreement dated December 1, 2014, by and between VoltDelta, the Company and NewNet (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 5, 2014; File No. 001-09232)

3.1	Restated Certificate of Incorporation of Volt Information Sciences, Inc., as amended

3.2
By-Laws of Volt Information Sciences, Inc., as amended through April 13, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 17, 2015; File No. 001-09232)

4.1
Sixth Amendment, dated as of February 20, 2015, to the Credit Agreement, dated as of February
28, 2008 (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed February 23, 2015; File No. 001-09232)

10.1
Employment Agreement dated March 23, 2015, execution completed on March 23, 2015 between the Company and Paul Tomkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2015; File No. 001-09232)

10.2
Employment Agreement dated March 30, 2015, execution completed on March 30, 2015 between the Company and Bryan Berndt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2015; File No. 001-09232)

10.3
Agreement (including Exhibits A and B), dated as of March 30, 2015, by and among Volt Information Sciences, Inc., Glacier Peak Capital LLC, Glacier Peak U.S. Value Fund, L.P. and John C. Rudolf (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2015; File No. 001-09232)

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

VOLT INFORMATION SCIENCES, INC.

Date: June 10, 2015	By:	/s/	Ronald Kochman
Ronald Kochman
President and Chief Executive Officer (Principal Executive Officer)

Date: June 10, 2015	By:	/s/	Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer )

Date: June 10, 2015	By:	/s/	Bryan Berndt
Bryan Berndt
Controller and Chief Accounting Officer (Principal Accounting Officer)