Form 10-Q
period 2015-08-02
VOLT INFORMATION SCIENCES, INC.
filed 2015-09-11
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2015

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

As of September 1, 2015, there were 20,799,716 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014

REVENUE:
Staffing services revenue	$341,383	$396,979	$1,064,481	$1,195,981
Other revenue	23,285	25,670	68,442	84,376
NET REVENUE	364,668	422,649	1,132,923	1,280,357

EXPENSES:
Direct cost of staffing services revenue	288,689	337,285	904,624	1,022,003
Cost of other revenue	19,696	22,319	59,210	70,518
Selling, administrative and other operating costs	56,890	57,831	174,512	184,056
Restructuring costs	1,867	141	3,093	1,797
Impairment charges	580	—	5,954	—
Restatement, investigations and remediation	—	—	—	3,261
TOTAL EXPENSES	367,722	417,576	1,147,393	1,281,635

OPERATING INCOME (LOSS)	(3,054)	5,073	(14,470)	(1,278)

OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	(571)	(788)	(1,935)	(2,450)
Foreign exchange gain (loss), net	1,010	(134)	(153)	(376)
Other income (expense), net	(178)	(8)	(37)	270
TOTAL OTHER INCOME (EXPENSE), NET	261	(930)	(2,125)	(2,556)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,793)	4,143	(16,595)	(3,834)
Income tax provision	1,351	738	3,262	4,062
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,144)	3,405	(19,857)	(7,896)
DISCONTINUED OPERATIONS
Loss from discontinued operations net of income taxes (including loss on disposal of $1.2 million in 2015)	—	(3,885)	(4,519)	(13,153)
NET LOSS	$(4,144)	$(480)	$(24,376)	$(21,049)

PER SHARE DATA:

Basic:
Income (loss) from continuing operations	$(0.20)	$0.16	$(0.95)	$(0.38)
Loss from discontinued operations	—	(0.19)	(0.22)	(0.63)
Net loss	$(0.20)	$(0.03)	$(1.17)	$(1.01)
Weighted average number of shares	20,741	20,866	20,821	20,859
Diluted:
Income (loss) from continuing operations	$(0.20)	$0.16	$(0.95)	$(0.38)
Loss from discontinued operations	—	(0.18)	(0.22)	(0.63)
Net loss	$(0.20)	$(0.02)	$(1.17)	$(1.01)
Weighted average number of shares	20,741	21,072	20,821	20,859
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014

NET LOSS	$(4,144)	$(480)	$(24,376)	$(21,049)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0, respectively	(1,431)	(71)	(1,065)	1,793
Unrealized gain (loss) on marketable securities, net of taxes of $0, respectively	7	(1)	23	19
Total other comprehensive income (loss)	(1,424)	(72)	(1,042)	1,812
COMPREHENSIVE LOSS	$(5,568)	$(552)	$(25,418)	$(19,237)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	August 2, 2015	November 2, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,423	$9,105
Restricted cash and short-term investments	12,196	32,436
Trade accounts receivable, net of allowances of $828 and $868, respectively	210,626	248,101
Recoverable income taxes	16,439	18,311
Prepaid insurance and other current assets	24,569	26,255
Assets held for sale	—	24,220
TOTAL CURRENT ASSETS	277,253	358,428
Prepaid insurance and other assets, excluding current portion	42,518	39,600
Property, equipment and software, net	22,772	26,304
TOTAL ASSETS	$342,543	$424,332

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued compensation	$34,141	$41,182
Accounts payable	35,196	55,873
Accrued taxes other than income taxes	19,734	17,099
Accrued insurance and other	35,080	39,104
Deferred revenue, net, current portion	1,855	3,491
Short-term borrowings, including current portion of long-term debt	125,968	129,417
Liabilities held for sale	—	19,126
TOTAL CURRENT LIABILITIES	251,974	305,292
Accrued insurance and other, excluding current portion	9,217	10,611
Income taxes payable, excluding current portion	8,738	8,556
Deferred income taxes	1,285	1,263
Long-term debt, excluding current portion	6,482	7,216
TOTAL LIABILITIES	277,696	332,938
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 and 23,610,103, respectively; Outstanding - 20,796,780 and 20,922,796, respectively	2,374	2,361
Paid-in capital	75,461	73,194
Retained earnings	38,293	64,119
Accumulated other comprehensive loss	(7,442)	(6,400)
Treasury stock, at cost; 2,941,223 and 2,687,307 shares, respectively	(43,839)	(41,880)
TOTAL STOCKHOLDERS' EQUITY	64,847	91,394
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$342,543	$424,332
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	August 2, 2015	August 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,376)	$(21,049)
Loss from discontinued operations, net of income taxes	(4,519)	(13,153)
Loss from continuing operations	(19,857)	(7,896)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,110	7,218
Provision (release) of doubtful accounts and sales allowances	391	(222)
Impairment charges	5,954	—
Unrealized foreign currency exchange (gain) loss	(528)	914
(Gain) loss on dispositions of property, equipment and software	(253)	41
Deferred income tax provision (benefit)	(79)	1,415
Share-based compensation expense	2,564	398
Accretion of convertible note discount	(319)	—
Change in operating assets and liabilities:
Trade accounts receivable	34,934	41,282
Restricted cash related to customer contracts	9,419	(129)
Prepaid insurance and other assets	1,295	7,819
Accounts payable	(18,413)	(3,687)
Accrued expenses and other liabilities	(8,394)	(15,915)
Income taxes	2,245	(1,168)
Net cash provided by operating activities	14,069	30,070
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,011	1,109
Purchases of investments	(582)	(397)
Proceeds from sale of property, equipment and software	389	3,000
Purchases of property, equipment and software	(5,119)	(3,796)
Net cash used in investing activities	(4,301)	(84)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash restricted as collateral for borrowings	10,436	6,807
Net change in short-term borrowings	(3,506)	(24,853)
Repayment of long-term debt	(676)	(623)
Proceeds from exercise of stock options	504	—
Purchases of common stock under repurchase program	(4,262)	—
Net cash provided by (used in) financing activities	2,496	(18,669)
Effect of exchange rate changes on cash and cash equivalents	(3,679)	(104)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flow from operating activities	(56)	(11,483)
Cash flow from investing activities	(4,000)	(395)
Net cash used in discontinued operations	(4,056)	(11,878)
Net increase (decrease) in cash and cash equivalents	4,529	(665)
Cash and cash equivalents, beginning of period	9,105	9,847
Change in cash from discontinued operations	(211)	188
Cash and cash equivalents, end of period	$13,423	$9,370

Cash paid during the period:
Interest	$2,435	$2,729
Income taxes	$1,638	$3,985

Supplemental disclosure of non-cash investing activity:
Note receivable in exchange for Computer Systems segment net assets sold	$8,363	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended August 2, 2015 and August 3, 2014
(Unaudited)

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

Recently Adopted Accounting Standards

In May 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update). This ASU supersedes several paragraphs in Accounting Standards Codification ("ASC") 805-50. The amendments remove references to Staff Accounting Bulletin Topic 5.J and are effective immediately. The adoption of this ASU did not have a material impact on our consolidated financial statements.

New Accounting Standards Not Yet Adopted by the Company

In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.   ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires an entity to measure inventory at the lower of cost or net realizable value ("NRV"). NRV is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU excludes inventory measured using the last-in, first-out and retail inventory methods. This ASU is effective for reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.
In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. This ASU covers a wide range of Topics in the Codification. The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this ASU.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Upon the effective date, the ASU replaces almost all existing revenue recognition guidance, including industry specific guidance, in generally accepted accounting principles. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period.  The Company is currently assessing the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures upon implementation in the first quarter of fiscal year 2019.

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
The proceeds of the transaction are a $10.0 million note bearing interest at one half percent (0.5 percent) per year due in four years and convertible into a capital interest of up to 20% in NewNet. The Company may convert the note at any time and is entitled to receive early repayment in the event of certain events such as a change in control of NewNet. The proceeds are in exchange for the ownership of Volt Delta Resources, LLC and its operating subsidiaries, which comprised the Company's Computer Systems segment, and payment of $4.0 million by the Company during the first 45 days following the transaction. An additional payment is anticipated to be made between the parties based on the difference between the actual transaction date working capital amount and $6.0 million (the contractually agreed upon working capital amount). The note was valued at $8.4 million on the transaction date which approximates its fair value. The resulting discount will be amortized over four years with an effective interest rate of 5.1%.
As of August 2, 2015 the unamortized discount for the note is $1.4 million and the interest income resulting from the amortization for the three and nine months ended August 2, 2015 is $0.1 million and $0.3 million, respectively.
The Company recognized a loss on disposal of $1.2 million from the sale transaction in the first quarter of 2015. The total related costs associated with this transaction were $2.2 million comprised of $0.9 million in severance costs, $0.9 million of professional fees and $0.4 million of lease obligation costs. These costs are recorded in discontinued operations in the Condensed Consolidated Statements of Operations. As of August 2, 2015, $1.9 million has been paid and $0.3 million remains payable and is included in accrued insurance and other in the Condensed Consolidated Balance Sheets.
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

The following table reconciles the major line items in the Condensed Consolidated Statements of Operations for discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Loss from discontinued operations
Net revenue	$—	$14,322	$4,708	$45,247
Cost of revenue	—	13,572	5,730	41,307
Selling, administrative and other operating costs	—	4,519	1,388	15,137
Restructuring and other related costs	—	(25)	1,709	598
Other (income) expense, net	—	289	(978)	1,403
Loss from discontinued operations	—	(4,033)	(3,141)	(13,198)
Loss on disposal of discontinued operations	—	—	(1,187)	—
Total loss from discontinued operations	—	(4,033)	(4,328)	(13,198)
Income tax provision (benefit)	—	(148)	191	(45)
Total loss from discontinued operations that is presented in the Condensed Consolidated Statements of Operations	$—	$(3,885)	$(4,519)	$(13,153)

Note 4: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three and nine months ended August 2, 2015 were (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Marketable Securities

Three Months Ended August 2, 2015
Accumulated other comprehensive loss at May 3, 2015	$(5,999)	$(19)
Other comprehensive income (loss) before reclassifications	(1,431)	7
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	(1,431)	7
Accumulated other comprehensive loss at August 2, 2015	$(7,430)	$(12)

Nine Months Ended August 2, 2015
Accumulated other comprehensive loss at November 2, 2014	$(6,365)	$(35)
Other comprehensive income (loss) before reclassifications	(4,246)	23
Amounts reclassified from accumulated other comprehensive income (loss)	3,181	—
Net current period other comprehensive income (loss)	(1,065)	23
Accumulated other comprehensive loss at August 2, 2015	$(7,430)	$(12)

The Company did not have any significant amounts reclassified out of accumulated other comprehensive income in 2014.

Reclassifications from accumulated other comprehensive loss for the three and nine months ended August 2, 2015 were (in thousands):

	Three Months Ended August 2, 2015	Nine Months Ended August 2, 2015
Foreign currency translation
Sale of foreign subsidiaries	$—	$(3,181)
Income tax provision (benefit)	—	—
Total reclassifications, net of tax	$—	$(3,181)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented

Foreign currency translation
Sale of foreign subsidiaries	$3,181	Discontinued operations

NOTE 5: Restricted Cash and Short-Term Investments

Restricted cash and short-term investments include amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements. This includes processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral associated with the Company’s Short-Term Credit Facility. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral for credit facilities are reflected in financing activities while changes in restricted cash under managed service programs are classified as an operating activity, as this cash is directly related to the operations of this business.

At August 2, 2015 and November 2, 2014, restricted cash included $6.1 million and $16.4 million, respectively, restricted for payment to associate vendors and $0.9 million and $0.1 million, respectively, restricted for other collateralized accounts. In addition, $10.4 million was restricted as collateral under the Short-Term Credit Facility at November 2, 2014. Short-term investments consisted of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets and amounted to $5.2 million and $5.5 million at August 2, 2015 and November 2, 2014, respectively.

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

The Company's provision for income taxes primarily includes foreign jurisdictions and state taxes. The provision for income taxes in the third quarter of fiscal 2015 and 2014 was $1.4 million and $0.7 million, respectively, and for the nine months ended August 2, 2015 and August 3, 2014 was $3.3 million and $4.1 million, respectively. The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

NOTE 7: Debt

On August 1, 2015, the Company entered into a one-year, $150.0 million Short-Term Financing Program with PNC Bank, National Association (“PNC”) under a credit agreement secured by receivables from certain Staffing Services businesses in the United States, United Kingdom and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary's sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and the assets are available first to satisfy PNC and are not available to pay creditors of the Company's other legal entities. Borrowing capacity of the Short-Term Financing Program is directly impacted by certain Staffing Services businesses level of accounts receivable. The new Short-Term Financing Program expires on July 28, 2016 and replaced our previous short-term financing program with PNC. The financing fees incurred will be amortized through July 2016. Proceeds from the new program were used to satisfy the outstanding balance under the previous program.

The Short-Term Financing Program contains a revolving credit provision under which proceeds can be drawn for a definitive period of 30, 60, 90 or 180 days based on an adjusted Libor indexed rate in effect for that period. In addition to available funds in United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million limit, and British Pounds Sterling, subject to a £20.0 million limit. The new program also includes a letter of credit sublimit of $50.0 million. As of August 2, 2015, there were no foreign currency denominated borrowings or letters of credit issued under these sublimits.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to interest coverage and minimum liquidity covenants. Covenant requirements under the new program begin in the fourth quarter of 2015.

At August 2, 2015 and November 2, 2014, the Company had outstanding borrowings under these programs of $125.0 million and $120.0 million, respectively, which carried weighted average annual interest rates of 1.7% during the third quarter of fiscal 2015 and

2014, and 1.7% and 1.6% during the first nine months of 2015 and 2014, respectively, which is inclusive of certain facility and program fees. At August 2, 2015, there was $8.9 million available under the Short-Term Financing Program.

The Company terminated its $45.0 million Short-Term Credit Facility with Bank of America, N.A., as Administrative Agent, effective June 8, 2015. At November 2, 2014, the Company had the equivalent of $8.5 million outstanding, used primarily to hedge the Company’s net investment in certain foreign subsidiaries. The Company does not designate and document these instruments as hedges under ASC 815 "Derivatives and Hedges," and as a result gains and losses associated with these instruments are included in Foreign exchange gain (loss), net in the Condensed Consolidated Statements of Operations. During both the third quarter and the first nine months of fiscal 2014, borrowings under the Short-Term Facility carried a weighted average annual interest rate of 1.9%, which is inclusive of the facility fee.

At August 2, 2015 and November 2, 2014, the Company had $7.5 million and $8.1 million of long-term debt, respectively, of which $1.0 million and $0.9 million was current, respectively.

NOTE 8: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Numerator
Income (loss) from continuing operations	$(4,144)	$3,405	$(19,857)	$(7,896)
Loss from discontinued operations, net of income taxes	—	(3,885)	(4,519)	(13,153)
Net loss	$(4,144)	$(480)	$(24,376)	$(21,049)
Denominator
Basic weighted average number of shares	20,741	20,866	20,821	20,859
Diluted weighted average number of shares	20,741	21,072	20,821	20,859

Basic:
Income (loss) from continuing operations	$(0.20)	$0.16	$(0.95)	$(0.38)
Loss from discontinued operations, net of income taxes	—	(0.19)	(0.22)	(0.63)
Net loss	$(0.20)	$(0.03)	$(1.17)	$(1.01)

Diluted:
Income (loss) from continuing operations	$(0.20)	$0.16	$(0.95)	$(0.38)
Loss from discontinued operations, net of income taxes	—	(0.18)	(0.22)	(0.63)
Net loss	$(0.20)	$(0.02)	$(1.17)	$(1.01)

Options to purchase 1,007,911 and 789,850 shares of the Company’s common stock were outstanding at August 2, 2015 and August 3, 2014, respectively. Additionally, there were 42,000 and 50,001 restricted shares outstanding at August 2, 2015 and August 3, 2014, respectively. The options and restricted shares were not included in the computation of diluted earnings (loss) per share in the three and nine months of fiscal 2015 and in the nine months of fiscal 2014 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

On June 25, 2015, the Company approved compensation arrangements for its non-executive directors and interim President and Chief Executive Officer. Pursuant to the compensation arrangements, 356,725 stock options and 122,819 restricted shares were granted.   All amounts vested on the date of grant with the exception of 42,000 restricted shares and 100,000 stock options that vest through December 25, 2015. Total compensation expense incurred for these grants during the third quarter of 2015 approximated $1.6 million.

Share Repurchase Plan

On January 14, 2015, the Board of Directors approved a new 36-month share repurchase program of up to 1,500,000 shares of the Company's common stock to begin on January 19, 2015, replacing a prior program. Such repurchases will be made through open market or private transactions. Share repurchases under the program will be subject to specified parameters and certain price and volume restraints and any repurchased shares will be held in treasury. The exact number and timing of share repurchases will depend upon market conditions and other factors.

The Company repurchased 340,800 shares of common stock at an average purchase price of $12.50 per share for an aggregate amount of $4.3 million. As of August 2, 2015, the Company had 1,159,200 shares available for repurchase.

NOTE 9: Impairment Charges

Impairment of Net Assets
During the second quarter of 2015, in conjunction with the initiative to exit certain non-core operations, the telephone directory publishing and printing business in Uruguay met the criteria to be classified as held for sale. As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations was significantly lower than the carrying value of the net assets. Consequently, the net assets of the business of $4.4 million were fully impaired during the second quarter of 2015 and were recorded as an impairment charge. During the third quarter of 2015, the Company recorded an adjustment of $1.6 million to the impairment of the net assets primarily related to valuation allowances on the impaired deferred tax assets.  On July 31, 2015, the Company completed the sale of our telephone directory publishing and printing business in Uruguay to affiliates of FCR Media Group and recognized a nominal amount of loss on sale in the third quarter of 2015 which is included in other income (expense) in the Condensed Consolidated Statements of Operations.
Impairment of Property, Equipment and Software
In an effort to reduce operating costs, the Company is evaluating the efficiency of our current business delivery model, supply chain and back office support functions in light of existing and ongoing business requirements. The implementation of additional technology tools is expected to provide operating leverage and efficiencies. During the third quarter of 2015, as a result of this evaluation, it was determined that $1.9 million of previously capitalized internally developed software was impaired as it was no longer expected to provide future value in light of the anticipated technology upgrade. The remaining book value of this asset was $0.7 million as of August 2, 2015 and is expected to be recovered from existing and future technology projects.
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
The Company is involved in various claims and legal actions arising in the ordinary course of business in both our Staffing and Other segments. The Company’s loss contingencies not discussed elsewhere consist primarily of contingent worker employment matters in the Staffing Services segment. The Company has accrued for losses on individual matters that are both probable and reasonably estimable.

In July 2013, Oracle Corporation brought suit against the Company alleging copyright infringement and related claims. The complaint alleged that the Company's information technology infrastructure business provided customer installation services of software updates for Oracle’s computer operating system software and system firmware without appropriate authorization or license.

On May 6, 2015, the Company settled the lawsuit with Oracle on monetary and non-monetary terms.  The net amount paid by the Company to Oracle, after amounts covered by the Company’s insurance policies, was $400,000. This amount is included within the Other segment's selling, administrative and other operating costs.

Estimates are based on currently available information and assumptions. Significant judgment is required in both the determination of probability and the determination of whether a matter is reasonably estimable. The Company’s estimates may change and actual expenses could differ in the future as additional information becomes available.

(b)	Casualty Insurance Program

Except for states that require participation in state-operated workers’ compensation insurance funds, liability for workers’ compensation as well as automobile and general liability is insured under a retrospective experience-rated insurance program for losses exceeding specified deductible levels. The Company is self-insured for losses below the specified deductible limits. The Company has deposited approximately $26.5 million, representing numerous open plan years, with the insurance company to satisfy the carrier’s collateral requirements and fund potential future claims. Adjustments to the collateral amount are determined periodically up to three or four years after the end of the respective policy year, using the level of claims paid and incurred. This balance is included within prepaid insurance and other current assets as well as prepaid insurance and other assets, excluding the current portion in the Condensed Consolidated Balance Sheets.

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

Financial data concerning the Company’s revenue and segment operating income (loss) by reportable operating segment in the third quarter of fiscal 2015 and 2014 and for the first nine months of fiscal 2015 and 2014 are summarized in the following tables:

	Three Months Ended August 2, 2015
(in thousands)	Total	Staffing Services	Other
Revenue
Staffing services revenue	$341,383	$341,383	$—
Other revenue	23,285	—	23,285
Net revenue	364,668	341,383	23,285
Expenses
Direct cost of staffing services revenue	288,689	288,689	—
Cost of other revenue	19,696	—	19,696
Selling, administrative and other operating costs	50,955	46,792	4,163
Restructuring costs	400	341	59
Impairment charges	580	2,130	(1,550)
Segment operating income	4,348	3,431	917
Corporate general and administrative	5,935
Corporate restructuring costs	1,467
Operating loss	$(3,054)

	Three Months Ended August 3, 2014
(in thousands)	Total	Staffing Services	Other
Revenue
Staffing services revenue	$396,979	$396,979	$—
Other revenue	25,670	—	25,670
Net revenue	422,649	396,979	25,670
Expenses
Direct cost of staffing services revenue	337,285	337,285	—
Cost of other revenue	22,319	—	22,319
Selling, administrative and other operating costs	54,809	50,447	4,362
Restructuring costs	141	42	99
Segment operating income (loss)	8,095	9,205	(1,110)
Corporate general and administrative	3,022
Operating income	$5,073

	Nine Months Ended August 2, 2015
(in thousands)	Total	Staffing Services	Other
Revenue
Staffing services revenue	$1,064,481	$1,064,481	$—
Other revenue	68,442	—	68,442
Net revenue	1,132,923	1,064,481	68,442
Expenses
Direct cost of staffing services revenue	904,624	904,624	—
Cost of other revenue	59,210	—	59,210
Selling, administrative and other operating costs	159,221	147,406	11,815
Restructuring costs	651	616	35
Impairment charges	5,954	3,107	2,847
Segment operating income (loss)	3,263	8,728	(5,465)
Corporate general and administrative	15,291
Corporate restructuring costs	2,442
Operating loss	$(14,470)

	Nine Months Ended August 3, 2014
(in thousands)	Total	Staffing Services	Other
Revenue
Staffing services revenue	$1,195,981	$1,195,981	$—
Other revenue	84,376	—	84,376
Net revenue	1,280,357	1,195,981	84,376
Expenses
Direct cost of staffing services revenue	1,022,003	1,022,003	—
Cost of other revenue	70,518	—	70,518
Selling, administrative and other operating costs	173,414	159,947	13,467
Restructuring costs	1,477	1,276	201
Segment operating income	12,945	12,755	190
Corporate general and administrative	10,642
Corporate restructuring costs	320
Restatement, investigations and remediation	3,261
Operating loss	$(1,278)

NOTE 12: Subsequent Events

On August 31, 2015, the Company completed the sale of certain working capital assets of its telecommunication infrastructure and security services business for nominal proceeds.

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

Note Regarding the Use of Non-GAAP Financial Measures

We have provided certain Non-GAAP financial information, which includes adjustments for special items, as additional information for our consolidated income (loss) from continuing operations and segment operating income (loss). These measures are not in accordance with, or an alternative for, generally accepted accounting principles (“GAAP”) and may be different from Non-GAAP measures reported by other companies. We believe that the presentation of Non-GAAP measures provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations because it permits evaluation of the results of our continuing operations without the effect of special items that management believes make it more difficult to understand and evaluate our results of operations.

Overview

We are an international provider of staffing services (traditional time and materials-based as well as project-based), information technology infrastructure services and telecommunication infrastructure and security services. Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily light industrial, professional administration, technical, information technology and engineering positions. Our project-based staffing assists with individual customer assignments as well as customer care call centers and gaming industry quality assurance testing services, and our managed service programs consist of managing the procurement and on-boarding of contingent workers from multiple providers. Our information technology infrastructure services provide server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations.

As of August 2, 2015, we employed approximately 28,000 people including 25,300 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from 150 locations worldwide with approximately 90% of our revenues generated in the United States. Our principal international markets include Canada and the United Kingdom and we have a presence in continental Europe and Asia. The industry is highly fragmented and very competitive in all of the markets we serve.

Our strengths are our strong brand, the technical capabilities of our contingent workforce and our longstanding relationships with our customers. We continued to make progress towards our primary goal of making Volt a more highly focused and profitable business which is committed to margin improvement.  We believe our focus on improved profitability and ongoing improvements in the delivery of our staffing services will ultimately drive higher revenues at improved margins. We will continue to focus on expanding our revenue from skill sets in more profitable vertical sectors in addition to increasing our share of customer engagements. We remain focused on strengthening our traditional time and material staffing services, improving our direct margin on new and existing customer contracts, disposing non-core assets not aligned with our overall portfolio, as evidenced by the sale of our publishing and printing business in Uruguay during the third quarter of 2015, investing in areas of growth and evaluating opportunities to reduce costs and drive process efficiencies. We remain committed to delivering superior client service at a reasonable cost. In an effort to reduce our operating costs, we are evaluating the efficiency of our current business delivery model, supply chain and back office support functions. The implementation of additional technology tools will provide operating leverage and efficiencies. We expect that these activities will reduce costs of service through either the consolidation and or elimination of certain systems and processes along with other reductions in discretionary spending. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability.

The loss in the third quarter of fiscal 2015 from continuing operations of $4.1 million was driven primarily by a number of special items. These special items comprise of $1.9 million of severance and related costs primarily related to the departure of our former Chief Executive Officer in addition to increased stock-based compensation expense of $1.5 million for grants provided to our new Board of Directors, $0.6 million of impairments and $0.4 million of legal and other items. Additionally, we operate several businesses in a wide range of countries, and our foreign exchange exposure is in part related to these businesses. For each of the assets and liabilities we hold in foreign currencies, we are required to record the change in market value of these assets and liabilities within our statements of operations. During the third quarter, the non-cash foreign exchange translation gain on our intercompany balances amounted to approximately $1.0 million. Excluding the impact of the aforementioned special items of $3.4 million, loss from continuing operations for the third quarter of 2015 would have been $0.7 million on a Non-GAAP basis. The income from continuing operations in the third quarter of fiscal 2014 of $3.4 million included restructuring charges of $0.1 million and foreign exchange translation loss of $0.1 million. Excluding the impact of the aforementioned special items of $0.2 million, income from continuing operations for the third quarter of 2014 would have been $3.6 million on a Non-GAAP basis.

The following discussion and analysis of operating results is presented at the reporting segment level. Since this discussion would be substantially the same at the consolidated level, we have therefore not included a redundant discussion from a consolidated view.

RESULTS OF CONTINUING OPERATIONS
Consolidated Results by Segment

	Three Months Ended August 2, 2015			Three Months Ended August 3, 2014
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net revenue
Staffing services revenue	$341,383	$341,383	$—	$396,979	$396,979	$—
Other revenue	23,285	—	23,285	25,670	—	25,670
Net revenue	364,668	341,383	23,285	422,649	396,979	25,670

Expenses
Direct cost of staffing services revenue	288,689	288,689	—	337,285	337,285	—
Cost of other revenue	19,696	—	19,696	22,319	—	22,319
Selling, administrative and other operating costs	50,955	46,792	4,163	54,809	50,447	4,362
Restructuring costs	400	341	59	141	42	99
Impairment charges	580	2,130	(1,550)	—	—	—
Segment operating income (loss)	4,348	3,431	917	8,095	9,205	(1,110)
Corporate general and administrative	5,935			3,022
Corporate restructuring costs	1,467			—
Operating income (loss)	(3,054)			5,073
Other income (expense), net	261			(930)
Income tax provision	1,351			738
Income (loss) from continuing operations	$(4,144)			$3,405

Results of Operations (Q3 2015 vs. Q3 2014)

Staffing Services Segment

Net revenue: The segment’s net revenue in the third quarter of fiscal 2015 decreased $55.6 million, or 14.0%, to $341.4 million from $397.0 million in fiscal 2014. The revenue decline is primarily driven by lower demand from our customers in both our technical and non-technical administrative and light industrial ("A&I") skill-sets as well as a change in overall mix from technical to A&I skill-sets. Declines were most prevalent in the Manufacturing, Utilities and Oil & Gas industries as they continued to experience a slowdown in demand.

Direct cost of staffing services revenue: Direct cost of staffing services revenue in the third quarter of 2015 decreased $48.6 million, or 14.4%, to $288.7 million from $337.3 million in 2014. This decrease was primarily the result of fewer contingent staff on assignment consistent with the decrease in revenues. Direct margin of staffing services revenue as a percent of staffing revenue was 15.4% compared to 15.0% in 2014. The direct margin increased primarily due to improvements in our project-based and managed service programs.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the third quarter of 2015 decreased $3.6 million, or 7.2%, to $46.8 million from $50.4 million in 2014, primarily due to lower recruiting and delivery costs, as well as lower discretionary costs as part of our cost reduction initiatives. As a percent of staffing revenue, these costs were 13.7% in the third quarter of 2015 from 12.7% in the third quarter of 2014.

Impairment charges: The $2.1 million charge is primarily related to an impairment of previously capitalized internally developed software as it was no longer expected to provide future value in light of an anticipated technology upgrade.

Segment operating income: The segment’s operating income in the third quarter of 2015 decreased $5.8 million to $3.4 million from $9.2 million in 2014. The decrease is primarily due to the decline in revenue as well as the impairment of internally developed software. These decreases to operating income were partially offset by an increase in the direct margin percentage as well as a decrease in selling, administrative and other operating costs. Segment operating income of $3.4 million included $2.5 million of special items related to impairment and restructuring costs. Excluding the impact of these special items, segment operating income would have been $5.9 million on a Non-GAAP basis. Operating income in 2014 of $9.2 million included a special item related to restructuring costs which had an immaterial impact on our Non-GAAP operating income.

Other Segment

Net revenue: The segment’s net revenue in the third quarter of fiscal 2015 decreased $2.4 million, or 9.3%, to $23.3 million from $25.7 million in fiscal 2014. This decline is primarily due to lower telecommunications infrastructure and security services revenue as we exited the government solutions business during 2014, lower information technology infrastructure services revenue primarily in our sub-contractor revenue solution as the prime contractors were not awarded contract renewals as well as a large project that occurred in the third quarter of 2014, partially offset by increased revenue from publishing and printing in Uruguay.

Cost of other revenue: The segment’s cost of other revenue in the third quarter of 2015 decreased $2.6 million, or 11.8%, to $19.7 million from $22.3 million in 2014. This decrease was primarily a result of lower costs in our information technology infrastructure services primarily from reduced headcount and other cost reductions related to the decrease in revenue, as well as in our telecommunications infrastructure and security services resulting from our exit of the telecommunications government solutions business, partially offset by increased costs from publishing and printing in Uruguay.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs decreased $0.2 million, or 4.6%, to $4.2 million in the third quarter of 2015 from $4.4 million in 2014, primarily from reductions in our telecommunications infrastructure and security services resulting from our exit of the telecommunications government solutions business.

Impairment charges: In the third quarter of 2015, an adjustment of $1.6 million was recorded to the impairment charge recorded in the second quarter of 2015 related to valuation allowances on impaired deferred tax assets.

Segment operating income (loss): The segment’s operating results in the third quarter of 2015 increased $2.0 million to operating income of $0.9 million from an operating loss of $1.1 million in 2014 primarily due to the adjustment of the impairment charge recorded in the second quarter of 2015 related to valuation allowances on impaired deferred tax assets.

Corporate and Other Expenses

Corporate general and administrative costs: Corporate general and administrative costs increased $2.9 million, or 96.4%, to $5.9 million from $3.0 million in 2014 primarily from increased stock-based compensation provided to our new Board of Directors and professional fees.

Corporate restructuring costs: Corporate restructuring costs of $1.5 million included severance charges associated with the departure of our former Chief Executive Officer.

Operating income (loss): Operating results in the third quarter of 2015 decreased to an operating loss of $3.1 million from operating income of $5.1 million in 2014. This decrease was primarily from decreased operating results within our Staffing Services segment as well as an increase in our Corporate costs in connection with severance and related costs incurred with the departure of our former Chief Executive Officer as well as increased stock-based compensation.

Other income (expense), net: Other expense in the third quarter of 2015 decreased $1.2 million to income of $0.3 million from an expense of $0.9 million in 2014, primarily related to non-cash foreign exchange net gain/losses on intercompany balances.

Income tax provision: Income tax provision was $1.4 million compared to $0.7 million in the third quarter of 2015 and 2014, respectively. The provision in both periods primarily related to locations outside of the United States.

Consolidated Results by Segment

	Nine Months Ended August 2, 2015			Nine Months Ended August 3, 2014
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net revenue
Staffing services revenue	$1,064,481	$1,064,481	$—	$1,195,981	$1,195,981	$—
Other revenue	68,442	—	68,442	84,376	—	84,376
Net revenue	1,132,923	1,064,481	68,442	1,280,357	1,195,981	84,376

Expenses
Direct cost of staffing services revenue	904,624	904,624	—	1,022,003	1,022,003	—
Cost of other revenue	59,210	—	59,210	70,518	—	70,518
Selling, administrative and other operating costs	159,221	147,406	11,815	173,414	159,947	13,467
Restructuring costs	651	616	35	1,477	1,276	201
Impairment charges	5,954	3,107	2,847	—	—	—
Segment operating income (loss)	3,263	8,728	(5,465)	12,945	12,755	190
Corporate general and administrative	15,291			10,642
Corporate restructuring costs	2,442			320
Restatement, investigations and remediation	—			3,261
Operating loss	(14,470)			(1,278)
Other income (expense), net	(2,125)			(2,556)
Income tax provision	3,262			4,062
Loss from continuing operations	$(19,857)			$(7,896)

Results of Operations (Q3 2015 YTD vs. Q3 2014 YTD)

Staffing Services Segment

Net revenue: The segment’s net revenue in the first nine months of fiscal 2015 decreased $131.5 million, or 11.0%, to $1,064.5 million from $1,196.0 million in fiscal 2014. The revenue decline is primarily driven by lower demand from our customers in both our technical and non-technical A&I skill-sets as well as a change in overall mix from technical to A&I skill-sets. This occurred primarily within the Manufacturing, Utilities and Oil & Gas industries as they continued to experience a slowdown in demand.

Direct cost of staffing services revenue: Direct cost of staffing services revenue in the first nine months of 2015 decreased $117.4 million, or 11.5%, to $904.6 million from $1,022.0 million in 2014. This decrease was primarily the result of fewer contingent staff on assignment consistent with the decrease in revenues. Direct margin of staffing services revenue as a percent of staffing revenue in 2015 was 15.0% from 14.5% in 2014. The direct margin increased by 0.5% primarily due to improvements in our project-based and managed service programs.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the first nine months of 2015 decreased $12.5 million, or 7.8%, to $147.4 million from $159.9 million in 2014, primarily due to lower recruiting and delivery costs, the elimination of vendor management system development costs related to our divestiture of ProcureStaff in the first quarter of 2014 as well as lower information technology support costs. As a percent of staffing services revenue, these costs were 13.8% and 13.4% for 2015 and 2014, respectively.

Impairment charges: The $3.1 million charge is a result of impairment of previously capitalized internally developed software resulting from an approved plan to upgrade a certain portion of our front office technology as well as our annual impairment test for goodwill during the second quarter of 2015 related to our staffing reporting unit in Uruguay.

Segment operating income: The segment’s operating income in the first nine months of 2015 decreased $4.1 million to $8.7 million from $12.8 million in 2014. The decrease in operating income is primarily due to a decline in revenue as well as impairment charges. These decreases to operating income were partially offset by an increase in the direct margin percentage as well as a decrease in selling, administrative and other operating costs. Operating income in 2015 of $8.7 million included $3.7 million of special items related to an impairment charge of $3.1 million and restructuring costs of $0.6 million. Excluding the impact of these special items, segment operating income would have been $12.4 million on a Non-GAAP basis. Operating income in 2014 of $12.8 million included

$1.3 million of special items related to restructuring costs. Excluding the impact of this special item, segment operating income would have been $14.1 million on a Non-GAAP basis.

Other Segment

Net revenue: The segment’s net revenue in the first nine months of fiscal 2015 decreased $16.0 million, or 18.9%, to $68.4 million from $84.4 million in fiscal 2014. This decline is primarily due to lower information technology infrastructure services revenue primarily from a large project in the first nine months of 2014 and non-recognition of revenue related to a customer experiencing financial difficulty, as well as lower telecommunications infrastructure and security services revenue as we exited the telecommunications government solution business during 2014.

Cost of other revenue: The segment’s cost of other revenue in the first nine months of 2015 decreased $11.3 million, or 16.0%, to $59.2 million from $70.5 million in 2014. The decrease was primarily a result of lower costs in our information technology infrastructure services primarily from reduced headcount and other cost reductions related to the decline in revenue, as well as in our telecommunications infrastructure and security services resulting from our exit of the telecommunications government solution business.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs decreased $1.7 million, or 12.3%, to $11.8 million in the first nine months of 2015 from $13.5 million in 2014, primarily from reductions in our telecommunications infrastructure and security services resulting from our exit of the telecommunications government solution business.

Impairment charges: In conjunction with the initiative to potentially exit certain non-core operations, we performed an assessment of the telephone directory publishing and printing business in Uruguay. Consequently, the net assets of the business of $2.8 million were fully impaired.

Segment operating income (loss): The segment’s operating results in the first nine months of 2015 decreased $5.7 million to an operating loss of $5.5 million from operating income of $0.2 million in 2014 primarily due to the impairment of the telephone directory publishing and printing net assets, as well as lower margins within our information technology infrastructure services business. These decreases were partially offset by lower selling, administrative and other operating costs in our telecommunications infrastructure and security services.

Corporate and Other Expenses

Corporate general and administrative costs: Corporate general and administrative costs increased $4.7 million, or 43.7%, to $15.3 million from $10.6 million in 2014 primarily from increased stock-based compensation provided to our new Board of Directors as well as costs incurred in connection with responding to activist shareholders and related Board of Directors search fees.

Corporate restructuring costs: Corporate restructuring costs of $2.4 million included severance charges associated with the departure of our former Chief Executive Officer and Chief Financial Officer.

Restatement, investigations and remediation: Restatement, investigations and remediation costs incurred in the first nine months of 2014 were a result of financial and legal consulting for the completion of the financial audits for fiscal years 2011 through 2013.

Operating loss: Operating loss in the first nine months of 2015 increased to $14.5 million from $1.3 million in 2014. The increase was primarily from the impairments within our Staffing and Other segments, an increase in our Corporate general and administrative costs from severance and related costs incurred with the departure of our former Chief Executive Officer and Chief Financial Officer, increased stock-based compensation and costs incurred in connection with responding to activist shareholders and related Board of Directors search fees.

Other income (expense), net: Other expense in the first nine months of 2015 decreased $0.5 million to $2.1 million from $2.6 million in 2014, primarily related to lower net interest expense.

Income tax provision: Income tax provision was $3.3 million compared to $4.1 million in the first nine months of 2015 and 2014, respectively. The provision in both periods primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from short-term borrowings. Historically, our fiscal first quarter billings are typically the lowest due to the holiday season and generally increase in the fiscal third and fourth quarters when our customers increase the use of contingent labor. As a result, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables, offset by payments for payroll and related items for our contingent staff and in-house employees, federal, state, foreign and local taxes and trade payables. We generally provide customers with 30 to 45 day credit terms, with few extenuating exceptions to 60 days, while our payroll and certain taxes are paid weekly. We fund payroll, related taxes and other working capital requirements using cash, supplemented as required from short-term borrowings.We have had a recent history of losses from continuing operations primarily caused by professional fees and other incremental costs of our restatement, investigations and remediation (approximately $150.0 million), as well as losses from discontinued operations and other disposal and shutdown activities. These uses of cash flows were funded by operating cash flows and short-term borrowings.
Overall liquidity improved in the third quarter compared to the second quarter of 2015 as cash and cash equivalents increased to $13.4 million from $7.2 million, and available capacity under our Short-Term Financing Program increased from $7.9 million to $8.9 million. On August 1, 2015, we entered into a new Short-Term Financing Program (discussed further hereunder) with increased borrowing capacity as of September 4, 2015 of $24.0 million. We believe our available cash and cash equivalents and unused credit capacity are sufficient to cover our cash requirements for the foreseeable future.
The following table sets forth our cash and liquidity available levels at the end of our last five quarters and our most recent week ended:

Global Liquidity
(in thousands)	August 3, 2014	November 2, 2014	February 1, 2015	May 3, 2015	August 2, 2015	September 4, 2015

Cash and cash equivalents (a)	$10,449	$9,105	$14,796	$7,197	$13,423

Cash in banks	$15,635	$11,521	$15,367	$9,015	$18,134	$19,915
Borrowing availability	20,700	27,400	15,300	7,900	8,900	26,200
Available liquidity (b)	$36,335	$38,921	$30,667	$16,915	$27,034	$46,115

(a) Per financial statements.
(b) Revised from prior filing to be consistent with our new Short-Term Financing Program.

We manage our cash flow and related liquidity on a global basis. Cash and borrowing capacity is used primarily for working capital requirements, anticipated capital expenditures, and other general business purposes as needed. We maintain minimal effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements. Currently, surplus domestic cash is used primarily to pay down debt and reduce our leverage.

We have undertaken several initiatives to further enhance our liquidity position. In addition to exiting non-core businesses that are incurring losses, we are in the process of marketing a sale/leaseback arrangement for our Orange, CA facility. We have numerous parties interested in the facility and we anticipate a potential transaction in the next three to four months. In addition, we expect to favorably resolve prior year tax filings with federal and state authorities. We have significant tax benefits including outstanding tax receivables of $16.4 million which we expect to collect within the next six to nine months. We also have federal net operating loss carryforwards of $127.0 million and foreign tax credits of $35.0 million which we expect to utilize as we improve profitability.

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

New Short-Term Financing Program
On August 1, 2015, we entered into a one-year, $150.0 million Short-Term Financing Program with PNC Bank, National Association (“PNC”) under a credit agreement secured by receivables from certain Staffing Services businesses in the United States, United Kingdom and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary's sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and the assets are available first to satisfy PNC and are not available to pay creditors of our other legal entities. Borrowing capacity of the Short-Term Financing Program is directly impacted by certain Staffing Services businesses level of accounts receivable. The new Short-Term Financing Program expires on July 28, 2016 and replaced our previous short-term financing program with PNC. Ultimately our intention is to increase the length of this program to a multi-year agreement. Proceeds from the new program were used to satisfy the outstanding balance under the previous program. Under the new Short-Term Financing Program maximum borrowing capacity will increase by approximately $24.0 million resulting from the inclusion of certain receivables in the United Kingdom and Canada. We will utilize available borrowing capacity, as needed, to provide funding for working capital purposes in addition to funding ongoing and future strategic investment initiatives.

The Short-Term Financing Program is expandable up to $250.0 million, subject to PNC credit review. The Short-Term Financing Program contains a revolving credit provision under which proceeds can be drawn for a definitive period of 30, 60, 90 or 180 days based on an adjusted Libor indexed rate in effect for that period. In addition to available funds in United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million limit, and British Pounds Sterling, subject to a £20.0 million limit. The new program also includes a letter of credit sublimit of $50.0 million. As of August 2, 2015, there were no foreign currency denominated borrowings or letters of credit issued under these sublimits.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to interest coverage and minimum liquidity covenants. Covenant requirements under the new program begin in the fourth quarter of 2015.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
(in thousands)	August 2, 2015	August 3, 2014
Net cash provided by operating activities	$14,069	$30,070
Net cash used in investing activities	(4,301)	(84)
Net cash provided by (used in) financing activities	2,496	(18,669)
Effect of exchange rate changes on cash and cash equivalents	(3,679)	(104)
Net cash used in discontinued operations	(4,056)	(11,878)
Net increase (decrease) in cash and cash equivalents	$4,529	$(665)

Cash Flows - Operating Activities

The net cash provided by operating activities in the first nine months ended August 2, 2015 was $14.1 million, a decrease of $16.0 million from net cash provided by operating activities of $30.1 million in 2014.

The net cash used in operating activities in the first nine months ended August 2, 2015, exclusive of changes in operating assets and liabilities, was $7.0 million; the loss from continuing operations of $19.9 million included non-cash impairment charges of $6.0 million, charges for depreciation and amortization of $5.1 million, and share-based compensation expense of $2.6 million. The cash provided by operating activities in the first nine months ended August 3, 2014, exclusive of changes in operating assets and liabilities, was $1.9 million; the loss from continuing operations of $7.9 million included non-cash charges for depreciation and amortization of $7.2 million, deferred income tax provision of $1.4 million and unrealized foreign currency exchange loss of $0.9 million. Cash provided by changes in operating assets and liabilities in the first nine months ended August 2, 2015 was $21.1 million, net, principally due to the decrease in the level of accounts receivable of $34.9 million, restricted cash related to customer contracts of $9.4 million and income taxes of $2.2 million, partially offset by decreases in the level of accounts payable of $18.4 million and accrued expenses and other liabilities of $8.4 million. Cash provided by changes in operating assets and liabilities in the first nine months ended August 3, 2014 was $28.2 million, net, principally due to the decrease in the level of accounts receivable of $41.3 million and prepaid insurance and other assets of $7.8 million, partially offset by decreases in accrued expenses and other liabilities of $15.9 million and accounts payable of $3.7 million. The decrease in cash flows from accounts receivable in 2015 from 2014 was primarily driven by the timing of project-based staffing assignments and billings related to certain major customers’ product launches in the latter part of fiscal 2013 (increasing the opening accounts receivable balance in 2014). In addition, the early receipt of payments from a major customer in the fourth quarter of fiscal 2014 reduced the opening accounts receivable balance in 2015. The overall level of accounts receivable and related cash flows has also decreased in 2015 from 2014 commensurate with the decrease in revenue.

Cash Flows - Investing Activities

The net cash used in investing activities in the first nine months ended August 2, 2015 was $4.3 million, principally from purchases of property, equipment and software of $5.1 million, partially offset by the sale of investments, net of purchases of $0.4 million. The net cash used in investing activities in the first nine months ended August 3, 2014 was $0.1 million, principally from the purchase of property, equipment and software of $3.8 million, partially offset by proceeds from the sale of software of $3.0 million and the sale of investments, net of purchases of $0.7 million.

Cash Flows - Financing Activities

The net cash provided by financing activities in the first nine months ended August 2, 2015 was $2.5 million, compared to $18.7 million used in the first nine months ended August 3, 2014. In 2015, cash restricted as collateral for borrowings decreased $10.4 million partially offset by $8.5 million repayments on the credit facility. In addition, borrowings under the Short-Term Financing Program increased $5.0 million. These increases were offset by $4.3 million for the purchase of common stock. In 2014, net cash used in financing activities of $18.7 million was the result of $24.9 million repayments primarily on the Short-Term Financing Program, partially offset by cash restricted as collateral for borrowings of $6.8 million.

Short-Term Credit Facility

We terminated our $45.0 million Short-Term Credit Facility with Bank of America, NA on June 8, 2015. This facility incurred fees, was no longer being used to hedge currency exposure, and was generally unavailable for working capital purposes due to 105% collateralization requirements. Terminating this facility saves us associated fees and provides more flexibility without restrictive covenants. Management believes it has natural hedges in place against currency fluctuations at local country levels with any recognized currency losses limited at this time to reasonable amounts. As of August 2, 2015, there were no amounts outstanding under this facility.

Share Repurchase Program
On January 14, 2015, our Board of Directors approved a new 36-month share repurchase program of up to 1,500,000 shares of our common stock to begin on January 19, 2015, replacing a prior program. Such repurchases will be made through open market or private transactions. Share repurchases under the program will be subject to specified parameters and certain price and volume restraints and any repurchased shares will be held in treasury. The exact number and timing of share repurchases will depend upon market conditions and other factors.  We have repurchased 340,800 shares of common stock at an average purchase price of $12.50 per share for an aggregate amount of $4.3 million. As of August 2, 2015, the Company had 1,159,200 shares available for repurchase.

Casualty Insurance Program

Except for states that require participation in state-operated workers’ compensation insurance funds, liability for workers’ compensation as well as automobile and general liability is insured for losses exceeding specified deductible levels. We are self-insured for losses below the specified deductible limits. We have deposited approximately $26.5 million, representing numerous open plan years, with the insurance company to satisfy the carrier’s collateral requirements and fund potential future claims. Adjustments to the collateral amount are determined periodically up to three or four years after the end of the respective policy year, using the level of claims paid and incurred.

Sale of Assets

On August 31, 2015, we completed the sale of certain working capital assets of our telecommunication infrastructure and security services business for nominal proceeds.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in conjunction with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended November 2, 2014.

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

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At August 2, 2015, we had cash and cash equivalents on which interest income is earned at variable rates.

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

We have a term loan with borrowing of $7.5 million at a fixed interest rate, and our interest expense related to this borrowing is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $8.2 million at August 2, 2015. The fair values were calculated by applying the appropriate period end interest rates to our present streams of loan payments.

Foreign Currency Risk

We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of the dollar fluctuates against foreign currencies, in particular the British Pound Sterling, Euro, Canadian dollar and Uruguayan peso. These fluctuations impact reported earnings.

Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar strengthened relative to many foreign currencies as of August 2, 2015 compared to November 2, 2014. Consequently, stockholders’ equity decreased by $4.2 million as a result of the foreign currency translation as of August 2, 2015.

To reduce exposure related to non-U.S. dollar denominated net investments that may give rise to a foreign currency transaction gain or loss, we may enter into derivative and non-derivative financial instruments to hedge our net investment in certain foreign subsidiaries. We also may enter into forward foreign exchange contracts with third party banks to mitigate foreign currency risk. As of August 2, 2015, we had no foreign currency denominated borrowings that were used as economic hedges against our net investment in certain foreign operations. We do not designate and document these instruments as hedges under ASC 815 Derivatives and Hedging, and as a result, gains and losses associated with these instruments are included in foreign exchange gain (loss), net in our Condensed Consolidated Statements of Operations.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of August 2, 2015 would result in an approximate $3.5 million positive translation adjustment recorded in other comprehensive income (loss) within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of August 2, 2015 would result in an approximate $3.5 million negative translation adjustment recorded in other comprehensive income (loss) within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

Equity Risk

Our investments are exposed to market risk as they relate to changes in market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the returns and bear the risks of their investment selections. At August 2, 2015, the total market value of these investments was approximately $5.2 million.

ITEM 4. CONTROLS AND PROCEDURES
Volt maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Volt’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Volt’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Volt has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Volt’s management, including its interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Volt’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the interim Chief Executive Officer and Chief Financial Officer concluded that Volt’s disclosure controls and procedures were effective.

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended August 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business in both our Staffing and Other segments. Our loss contingencies not discussed elsewhere consist primarily of contingent worker employment matters in the Staffing Services segment. We have accrued for losses on individual matters that are both probable and reasonably estimable.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION
Not applicable

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

10.1
Employment Agreement dated March 23, 2015 between the Company and Paul Tomkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2015; File No. 001-09232)

10.2
Employment Agreement dated March 30, 2015, execution completed on March 30, 2015 between the Company and Bryan Berndt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2015; File No. 001-09232)

10.3
Agreement (including Exhibits A and B), dated as of March 30, 2015, by and among Volt Information Sciences, Inc., Glacier Peak Capital LLC, Glacier Peak U.S. Value Fund, L.P. and John C. Rudolf (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2015; File No. 001-09232)

10.4
Separation Agreement dated June 25, 2015 between the Company and Ronald Kochman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2015; File No. 001-09232)

10.5
Employment Agreement, dated June 25, 2015 between the Company and Michael Dean (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2015; File No. 001-09232)

10.6
Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial service (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-09232)

10.7
Purchase and Sale Agreement, dated as of July 30, 2015, by and among P/S Partner Solutions, Ltd., VMC Consulting Corporation, Volt Information Sciences, Inc., and Volt Management Corp., as originators, Volt Information Sciences, Inc., as servicer, and Volt Funding Corp., as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-09232)

10.8
Purchase and Sale Agreement, dated as of August 1, 2015, by and among Volt Europe Limited and Volt Consulting Group Limited, as originators, Volt Information Sciences, Inc., as servicer, PNC Bank, National Association, as  administrative agent, and Volt Funding Corp., as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-09232)

10.9
Purchase and Sale Agreement, dated as of July 31, 2015, by and among Volt Canada Inc., as originator, Volt Information Sciences, Inc., as servicer, and Volt Funding Corp., as buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-09232)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

Exhibits	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.

Date: September 10, 2015	By:	/s/	Michael Dean
Michael Dean
Interim President and Chief Executive Officer (Principal Executive Officer)

Date: September 10, 2015	By:	/s/	Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer )

Date: September 10, 2015	By:	/s/	Bryan Berndt
Bryan Berndt
Controller and Chief Accounting Officer (Principal Accounting Officer)