Form 10-Q
period 2016-01-31
VOLT INFORMATION SCIENCES, INC.
filed 2016-03-10
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-09232

VOLT INFORMATION SCIENCES, INC.
(Exact name of registrant as specified in its charter)

New York	13-5658129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1133 Avenue of Americas, New York, New York	10036
(Address of principal executive offices)	(Zip Code)
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

As of March 4, 2016, there were 20,830,503 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 31, 2016	February 1, 2015

REVENUE:
Staffing services revenue	$308,681	$360,821
Other revenue	18,149	22,245
NET REVENUE	326,830	383,066

EXPENSES:
Direct cost of staffing services revenue	264,172	309,518
Cost of other revenue	16,788	19,605
Selling, administrative and other operating costs	52,925	60,290
Restructuring and severance costs	2,761	975
TOTAL EXPENSES	336,646	390,388

OPERATING LOSS	(9,816)	(7,322)

OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	(658)	(634)
Foreign exchange gain (loss), net	344	437
Other income (expense), net	(279)	98
TOTAL OTHER INCOME (EXPENSE), NET	(593)	(99)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,409)	(7,421)
Income tax provision	553	1,379
LOSS FROM CONTINUING OPERATIONS	(10,962)	(8,800)
DISCONTINUED OPERATIONS
Loss from discontinued operations net of income taxes (including loss on disposal of $1.2 million)	—	(4,519)
NET LOSS	$(10,962)	$(13,319)

PER SHARE DATA:

Basic:
Loss from continuing operations	$(0.53)	$(0.42)
Loss from discontinued operations	—	(0.22)
Net loss	$(0.53)	$(0.64)
Weighted average number of shares	20,813	20,930
Diluted:
Loss from continuing operations	$(0.53)	$(0.42)
Loss from discontinued operations	—	(0.22)
Net loss	$(0.53)	$(0.64)
Weighted average number of shares	20,813	20,930
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	January 31, 2016	February 1, 2015

NET LOSS	$(10,962)	$(13,319)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0 and $0, respectively	(2,515)	(1,149)
Unrealized gain on marketable securities, net of taxes of $0 and $0, respectively	—	4
Total other comprehensive loss	(2,515)	(1,145)
COMPREHENSIVE LOSS	$(13,477)	$(14,464)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	January 31, 2016	November 1, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,515	$10,188
Restricted cash and short-term investments	16,630	14,977
Trade accounts receivable, net of allowances of $785 and $960, respectively	170,150	198,385
Recoverable income taxes	17,771	17,583
Prepaid insurance and other current assets	16,229	15,865
Assets held for sale	21,395	22,943
TOTAL CURRENT ASSETS	258,690	279,941
Other assets, excluding current portion	23,600	22,790
Property, equipment and software, net	26,338	24,095
TOTAL ASSETS	$308,628	$326,826

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued compensation	$29,055	$29,548
Accounts payable	35,126	39,164
Accrued taxes other than income taxes	25,109	22,719
Accrued insurance and other	33,938	34,391
Short-term borrowings, including current portion of long-term debt	101,009	982
Income taxes payable	—	1,658
Liabilities held for sale	6,672	7,345
TOTAL CURRENT LIABILITIES	230,909	135,807
Accrued insurance and other, excluding current portion	10,486	10,474
Income taxes payable, excluding current portion	6,573	6,516
Deferred income taxes	3,490	3,225
Long-term debt, excluding current portion	5,968	106,313
TOTAL LIABILITIES	257,426	262,335
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 and 23,738,003, respectively; Outstanding - 20,830,457 and 20,801,080, respectively	2,374	2,374
Paid-in capital	75,600	75,803
Retained earnings	26,423	38,034
Accumulated other comprehensive loss	(10,509)	(7,994)
Treasury stock, at cost; 2,907,546 and 2,936,923 shares, respectively	(42,686)	(43,726)
TOTAL STOCKHOLDERS' EQUITY	51,202	64,491
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$308,628	$326,826
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	January 31, 2016	February 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,962)	$(13,319)
Loss from discontinued operations, net of income taxes	—	(4,519)
Loss from continuing operations	(10,962)	(8,800)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,538	1,771
Provision (release) of doubtful accounts and sales allowances	(174)	132
Unrealized foreign currency exchange gain	(428)	(915)
Gain on dispositions of business units and equipment	138	(118)
Deferred income tax provision (benefit)	—	(79)
Share-based compensation expense	187	476
Accretion of convertible note discount	(65)	—
Change in operating assets and liabilities:
Trade accounts receivable	28,463	31,308
Restricted cash	(2,577)	4,313
Prepaid insurance and other assets	(1,022)	338
Net assets held for sale	615	3,755
Accounts payable	(4,136)	(7,659)
Accrued expenses and other liabilities	2,802	(4,867)
Income taxes	(1,776)	(20)
Net cash provided by operating activities	12,603	19,635
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	581	569
Purchases of investments	(237)	(238)
Proceeds from sale of business unit and equipment	363	131
Purchases of property, equipment, and software	(3,887)	(1,234)
Net cash used in investing activities	(3,180)	(772)
CASH FLOWS FROM FINANCING ACTIVITES:
Decrease in cash restricted as collateral for borrowings	—	9,123
Repayment of borrowings	—	(23,506)
Draw-down on borrowings	—	10,000
Repayment of long-term debt	(318)	(147)
Debt issuance costs	(358)	(232)
Proceeds from exercise of options	9	—
Withholding tax payment on vesting of restricted stock awards	(116)	—
Net cash used in financing activities	(783)	(4,762)
Effect of exchange rate changes on cash and cash equivalents	(2,313)	402
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flow from operating activities	—	(3,237)
Cash flow from investing activities	—	(4,000)
Net cash used in discontinued operations	—	(7,237)
Net increase in cash and cash equivalents	6,327	7,266
Cash and cash equivalents, beginning of period	10,188	6,723
Change in cash from discontinued operations	—	(211)
Cash and cash equivalents, end of period	$16,515	$13,778

Cash paid during the period:
Interest	$782	$644
Income taxes	$2,112	$329

Supplemental disclosure of non-cash investing and financing activities:
Note receivable in exchange for Computer Systems segment net assets sold	$—	$8,363
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended January 31, 2016 and February 1, 2015
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. ("Volt" or the "Company") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended November 1, 2015. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, are based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended November 1, 2015.
Certain reclassifications have been made to the prior year financial statements in order to conform to the current year's presentation.

NOTE 2: Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies. Unless otherwise discussed, the Company believes that the adoption of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. Some of the other provisions include eliminating certain disclosure requirements related to financial instruments measured at amortized cost and adding disclosures related to the measurement categories of financial assets and financial liabilities. This ASU is effective for public entities with fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures upon implementation.
In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period.  The Company is currently assessing the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures upon implementation in the first quarter of fiscal 2019.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards

In November 2015, the FASB issued Accounting Standards Update ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The Company has early adopted ASU 2015-17 prospectively beginning in the first quarter of fiscal 2016. Other than the revised balance sheet presentation of deferred taxes from current to non-current, the adoption of this ASU did not have a material impact to our consolidated financial statements.

NOTE 3: Discontinued Operations
On December 1, 2014, the Company completed the sale of its Computer Systems segment to NewNet Communication Technologies, LLC ("NewNet"), a Skyview Capital, LLC, portfolio company. The results of the Computer Systems segment are presented as discontinued operations and excluded from continuing operations and from segment results for all periods presented.
The proceeds of the transaction are a $10.0 million note bearing interest at one half percent (0.5 percent) per year due in four years and convertible into a capital interest of up to 20% in NewNet. The Company may convert the note at any time and is entitled to receive early repayment in the event of certain events such as a change in control of NewNet. The proceeds are in exchange for the ownership of Volt Delta Resources, LLC and its operating subsidiaries, which comprise the Company's Computer Systems segment, and payment of $4.0 million by the Company during the first 45 days following the transaction. An additional payment will be made between the parties based on the comparison of the actual transaction date working capital amount to an expected working capital amount of $6.0 million (the contractually agreed upon working capital). The note was valued at $8.4 million which approximated its fair value. The resulting discount will be amortized over four years with an effective interest rate of 5.1%.
As of January 31, 2016, the unamortized discount for the note was $1.1 million and the interest income resulting from the amortization for the three months ended January 31, 2016 and February 1, 2015 was $0.1 million in both periods.
For the three months ended February 1, 2015, the Company recognized a loss on disposal of $1.2 million from the sale transaction. The total related costs associated with this transaction were $2.2 million comprised of $0.9 million in severance costs, $0.9 million of professional fees and $0.4 million of lease obligation costs. These costs are recorded in Discontinued operations in the Condensed Consolidated Statements of Operations. As of January 31, 2016, $2.0 million has been paid and $0.2 million remains payable and is included in Accrued insurance and other in the Condensed Consolidated Balance Sheets.

The following table reconciles the major line items in the Condensed Consolidated Statements of Operations for discontinued operations (in thousands):

Three Months Ended February 1, 2015
Loss on discontinued operations
Net revenue	$4,708
Cost of revenue	(5,730)
Selling, administrative and other operating costs	(1,388)
Restructuring and other related costs	(1,709)
Other income (expense), net	978
Loss from discontinued operations	(3,141)
Loss on disposal of discontinued operations	(1,187)
Total loss from discontinued operations	(4,328)
Income tax provision	191
Total loss from discontinued operations that is presented in the Condensed Consolidated Statements of Operations	$(4,519)

NOTE 4: Assets and Liabilities Held for Sale
In October 2015, the Company's Board of Directors approved a plan to sell the Company’s information technology infrastructure services business (“Maintech”) and staffing services business in Uruguay ("Lakyfor, S.A.").
Maintech met all of the criteria to classify its assets and liabilities as held for sale in the fourth quarter of fiscal 2015. The potential disposal of Maintech did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and is, therefore, not classified as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), ("ASU 2014-08"). As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations exceeded the carrying value of the net assets and no impairment charge was recorded. If a transaction proceeds, the Company would expect to complete the transaction by the end of the second quarter or sometime in the third quarter of fiscal 2016.
Lakyfor, S.A. met all of the criteria to classify its assets and liabilities as held for sale during the fourth quarter of fiscal 2015.  The disposal of Lakyfor, S.A. did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and was, therefore, not classified as discontinued operations in accordance with ASU 2014-08. As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations was significantly lower than the carrying value of the net assets and an impairment charge of $0.7 million was recorded in the fourth quarter of fiscal 2015. The sale occurred in December 2015 for nominal proceeds. For the three months ended January 31, 2016, the Company recognized a loss on disposal of $0.1 million from the sale transaction.

The following table reconciles the major classes of assets and liabilities classified as held for sale as part of continuing operations in the Condensed Consolidated Balance Sheets (in thousands):

	January 31, 2016	November 1, 2015
Assets included as part of continuing operations
Cash and cash equivalents	$1,153	$1,537
Trade accounts receivable, net	15,149	15,671
Recoverable income taxes	23	165
Prepaid insurance and other assets	4,411	4,886
Property, equipment and software, net	164	189
Purchased intangible assets	495	495
Total major classes of assets as part of continuing operations - Maintech and Lakyfor, S.A. (1)	$21,395	$22,943

Liabilities included as part of continuing operations
Accrued compensation	$2,561	$3,509
Accounts payable	1,290	1,387
Accrued taxes other than income taxes	1,034	1,165
Accrued insurance and other	597	523
Deferred revenue	1,190	761
Total major classes of liabilities as part of continuing operations - Maintech and Lakyfor, S.A. (1)	$6,672	$7,345

(1) The Balance Sheet as of January 31, 2016 only includes Maintech.

Note 5: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended January 31, 2016 were (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Marketable Securities

Accumulated other comprehensive loss at November 1, 2015	$(7,971)	$(23)
Other comprehensive loss before reclassifications	(2,515)	—
Accumulated other comprehensive loss at January 31, 2016	$(10,486)	$(23)

Reclassifications from accumulated other comprehensive loss for the three months ended January 31, 2016 were (in thousands):

	Three Months Ended
	January 31, 2016	February 1, 2015
Foreign currency translation
Sale of foreign subsidiaries	$—	$(3,181)
Total reclassifications, net of tax	$—	$(3,181)

Details about Accumulated Other Comprehensive Loss Components for the three months ended February 1, 2015	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented

Foreign currency translation
Sale of foreign subsidiaries	$3,181	Discontinued operations

NOTE 6: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral are classified as an operating activity, as this cash is directly related to the operations of this business. At January 31, 2016 and November 1, 2015, restricted cash included $10.8 million and $9.3 million, respectively, restricted for payment to associate vendors and $1.9 million and $0.9 million, respectively, restricted for other collateral accounts.

At January 31, 2016 and November 1, 2015, short-term investments were $3.9 million and $4.8 million, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

NOTE 7: Income Taxes

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

The Company's provision for income taxes primarily includes foreign jurisdictions and state taxes. The provision for income taxes in the first quarter of fiscal 2016 and 2015 was $0.6 million and $1.4 million, respectively. The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

NOTE 8: Debt

In January 2016, the Company amended its $150.0 million Financing Program with PNC Bank, National Association (“PNC”) to (1) extend the termination date to January 31, 2017; (2) eliminate the interest coverage ratio and modify the liquidity level requirement; (3) reduce the minimum funding threshold, as defined, from 60% to 40%; and (4) revise pricing from a LIBOR based rate plus 1.75% per the prior agreement, to a LIBOR based rate plus 1.90% on outstanding borrowings, and to increase the facility fee from 0.65% to 0.70%. The Financing Program is secured by receivables from certain Staffing Services businesses in the United States, Europe and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary's sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of the Company's other legal entities. Borrowing capacity under the Financing Program is directly impacted by the level of accounts receivable. At January 31, 2016, the accounts receivable borrowing base was $148.7 million. As of November 1, 2015, the Financing Program was classified as long-term debt on the Condensed Consolidated Balance Sheets, however, as of the end of the Company's fiscal first quarter 2016, the Financing Program is classified as short-term as the termination date is within twelve months of the Company’s first quarter 2016 balance sheet date.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to a minimum liquidity covenant which increased under the aforementioned amendment from $20.0 million in cash and cash equivalents and borrowing availability under the Financing Program, to $35.0 million effective January 31, 2016, which increases to $50.0 million effective July 31, 2016. The program is subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity covenant, triggering of portfolio ratio limits, or other material adverse events as defined. As of January 31, 2016, the Company was in compliance with all debt covenant requirements.

The Financing Program has a feature under which the facility limit can be increased from $150.0 million up to $250.0 million subject to credit approval from PNC. Borrowings are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million limit, and British Pounds Sterling, subject to a £20.0 million limit. The program also includes a letter of credit sublimit of $50.0 million and minimum borrowing requirements. As of January 31, 2016, there were no foreign currency denominated borrowings, and the letter of credit participation for the Company's casualty insurance program was $25.1 million.
At both January 31, 2016 and November 1, 2015, the Company had outstanding borrowing under this program of $100.0 million and bore a weighted average annual interest rate of 2.1% and 1.8%, respectively, which is inclusive of all facility fees. At January 31, 2016, there was $23.6 million available under this program.

At January 31, 2016, and November 1, 2015 the Company had $7.0 million and $7.3 million, respectively, of a long-term term loan on the Company's property in Orange, California, of which $1.0 million was current at both period end dates.

NOTE 9: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	January 31, 2016	February 1, 2015
Numerator
Loss from continuing operations	$(10,962)	$(8,800)
Loss from discontinued operations, net of income taxes	—	(4,519)
Net loss	$(10,962)	$(13,319)
Denominator
Basic weighted average number of shares	20,813	20,930
Diluted weighted average number of shares	20,813	20,930

Basic:
Loss from continuing operations	$(0.53)	$(0.42)
Loss from discontinued operations, net of income taxes	—	(0.22)
Net loss	$(0.53)	$(0.64)

Diluted:
Loss from continuing operations	$(0.53)	$(0.42)
Loss from discontinued operations, net of income taxes	—	(0.22)
Net loss	$(0.53)	$(0.64)

Options to purchase 945,578 and 762,150 shares of the Company’s common stock were outstanding at January 31, 2016 and February 1, 2015, respectively. Additionally, there were 8,159 and 40,000 unvested restricted shares outstanding at January 31, 2016 and February 1, 2015, respectively. The options and restricted shares were not included in the computation of diluted earnings (loss) per share in the first quarter of fiscal 2016 and 2015 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

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

The Company repurchased 340,800 shares of common stock at an average purchase price of $12.50 per share for an aggregate amount of $4.3 million during fiscal 2015. As of January 31, 2016, the Company had 1,159,200 shares available for repurchase.

Note 10: Restructuring and Severance Costs

In November 2015, the Company implemented a cost reduction plan and estimates that it will incur restructuring charges of approximately $3.0 million in fiscal 2016, primarily resulting from a reduction in workforce, facility consolidation and lease termination costs.

The Company incurred total restructuring and severance costs of approximately $2.8 million for the three months ended January 31, 2016. The following table presents the restructuring and severance costs for the three months ended January 31, 2016 (in thousands):

	Staffing Services	Other	Corporate	Total

Severance and benefit costs	$1,353	$293	$983	$2,629
Other	132	—	—	132
Total Costs	$1,485	$293	$983	$2,761

Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Condensed Consolidated Balance Sheets. Activity for the three months ended January 31, 2016 are summarized as follows (in thousands):

January 31, 2016

Beginning Balance	$—
Charged to expense	2,761
Cash payments	(1,459)
Ending Balance	$1,302

The remaining charges as of January 31, 2016 for the Staffing Services and Other segments as well as Corporate of $0.7 million, $0.1 million and $0.5 million, respectively, are expected to be paid during fiscal 2016.

NOTE 11: Commitments and Contingencies

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

NOTE 12: Segment Data

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

Segment operating income (loss) is comprised of segment net revenues less direct cost of staffing services revenue or cost of other revenue, selling, administrative and other operating costs and restructuring costs. The Company allocates all operating costs to the segments except for costs not directly relating to operating activities such as corporate-wide general and administrative costs. These costs are not allocated because doing so would not enhance the understanding of segment operating performance and they are not used by management to measure segment performance.

Commencing in the first quarter of fiscal 2016, the Company changed its methodology for the allocation of costs to more effectively reflect and measure the individual businesses' financial and operational efficiency.  Prior period segment results have been revised for these changes.

Financial data concerning the Company’s revenue and segment operating income (loss) by reportable operating segment in the first quarter of fiscal 2016 and 2015 are summarized in the following tables (in thousands):

	Three Months Ended January 31, 2016
	Total	Staffing Services	Other
Net revenue	$326,830	$308,681	$18,149
Expenses
Direct cost of staffing services revenue	264,172	264,172	—
Cost of other revenue	16,788	—	16,788
Selling, administrative and other operating costs	42,729	41,290	1,439
Restructuring and severance costs	1,778	1,485	293
Segment operating income (loss)	1,363	1,734	(371)
Corporate general and administrative	10,196
Corporate restructuring and severance costs	983
Operating loss	$(9,816)

	Three Months Ended February 1, 2015
	Total	Staffing Services	Other
Net revenue	$383,066	$360,821	$22,245
Expenses
Direct cost of staffing services revenue	309,518	309,518	—
Cost of other revenue	19,605	—	19,605
Selling, administrative and other operating costs	50,598	47,673	2,925
Segment operating income (loss)	3,345	3,630	(285)
Corporate general and administrative	9,692
Corporate restructuring and severance costs	975
Operating loss	$(7,322)

NOTE 13: Subsequent Events

Bank of America Short-Term Credit Facility

In February 2016, Maintech, Incorporated, an indirect wholly-owned subsidiary of the Company, as Borrower, entered into a $10.0 million 364-day revolving credit facility with Bank of America, N.A., as Lender. The facility is secured by a parental guarantee of up to $3.0 million and a first lien on the domestic assets of the Borrower. Proceeds will be used for working capital and general corporate purposes. Pricing is one-month LIBOR plus 2.75% on drawn amounts and a fixed rate of 0.375% on undrawn amounts. Under the agreement, the Borrower is not subject to any financial covenants, but is subject to usual representations, warranties, and customary affirmative and negative covenants. The provisions of the agreement will not preclude structuring and other activities required in anticipation of the Maintech sale. As of March 4, 2016, the amount drawn under this facility was $2.0 million.

Sale-Leaseback of Orange, California Facility

In February 2016, Volt Orangeca Real Estate Corp., an indirect wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “PSA”) with Glassell Grand Avenue Partners, LLC (the “Buyer”), a limited liability company formed by Hines, a real estate investment and management firm, and funds managed by Oaktree Capital Management L.P., an investment management firm, for the sale of real property comprised of land and buildings with office space of approximately 191,000 square feet in Orange,

California (the “Property”) for a purchase price of $35.9 million. All costs related to the transaction will be paid by both parties in the manner consistent with customary practice for real property sales in Orange County, California.  The PSA contains customary representations, warranties and covenants.

Contemporaneously with the execution of the PSA, the Company executed a Lease Agreement (the “Lease”) with the Buyer that will become effective upon a closing of the sale of the Property, pursuant to which the Property will be leased back to the Company. The Lease will have an initial term that will expire on March 31, 2031 (the “Initial Term”), and two successive renewal terms of five years each, exercisable at the Company’s option.  The annual base rent will be $2.9 million for the first year of the Initial Term, and increase on each adjustment date by 3% of the then-current annual base rent.  A security deposit of $2.2 million is required for the first year of the lease term which will be secured by a letter of credit under the Company's existing Financing Program with PNC and will subsequently be reduced if certain conditions are met.  The Lease also contains other customary terms and provisions.

The sale of the Property closed on March 4, 2016 with terms consistent with the PSA and Lease. After the repayment of the mortgage on the Property along with transaction-related expenses and fees, the Company received net cash proceeds of $27.1 million from the sale of the Property.

Sale of Building in San Diego, California

In March 2016, Volt Opportunity Road Realty Corp., an indirect wholly-owned subsidiary of the Company, closed on the sale of real property comprised of land and building with office space of approximately 19,000 square feet in San Diego, California with a private commercial real estate investor. There was no mortgage on the property and net proceeds, after transaction-related expenses and fees, totaled $2.0 million.

Stock-Based Compensation Awards

In March 2016, the Compensation Committee authorized the issuance of approximately 185,000 shares of restricted stock units and stock options under the 2006 Incentive Stock Plan. These shares, when granted, will vest over a three-year period commencing in the second quarter of fiscal 2016.  There was no impact to the earnings per share for the first quarter of fiscal 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. This MD&A should be read in conjunction with the MD&A included in our Form 10-K for the fiscal year ended November 1, 2015, as filed with the SEC on January 13, 2016 (the “2015 Form 10-K”). References in this document to “Volt,” “Company,” “we,” “us” and “our” mean Volt Information Sciences, Inc. and our consolidated subsidiaries, unless the context requires otherwise. The statements below should also be read in conjunction with the description of the risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of the 2015 Form 10-K.

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

Overview

We are a global provider of staffing services (traditional time and materials-based as well as project-based), and information technology infrastructure services. Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily light industrial, professional administration, technical, information technology and engineering positions. Our project-based staffing assists with individual customer assignments as well as customer care call centers and gaming industry quality assurance testing services. Our managed service programs consist of managing the procurement and on-boarding of contingent workers from multiple providers. Our information technology infrastructure services ("Maintech") provide server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations. We are in the process of selling Maintech. If a transaction proceeds, we would expect to complete the transaction by the end of the second quarter or sometime in the third quarter of fiscal 2016.

As of January 31, 2016, we employed approximately 25,500 people, including 23,100 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from 110 locations worldwide with approximately 85% of our revenues generated in the United States. Our principal international markets include Canada, Europe and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

Recent Developments

Bank of America Short-Term Credit Facility

In February 2016, Maintech, Incorporated, an indirect wholly-owned subsidiary of Volt, as Borrower, entered into a $10.0 million 364-day revolving credit facility with Bank of America, N.A., as Lender. The facility is secured by a parental guarantee of up to $3.0 million and a first lien on the domestic assets of the Borrower. Proceeds will be used for working capital and general corporate purposes. Pricing is one-month LIBOR plus 2.75% on drawn amounts and a fixed rate of 0.375% on undrawn amounts. Under the agreement, the Borrower is not subject to any financial covenants, but is subject to usual representations, warranties, and customary affirmative and negative covenants. The provisions of the agreement will not preclude structuring and other activities required in anticipation of the Maintech sale. As of March 4, 2016, the amount drawn under this facility was $2.0 million.

Sale-Leaseback of Orange, California Facility

In February 2016, Volt Orangeca Real Estate Corp., an indirect wholly-owned subsidiary of Volt, entered into a Purchase and Sale Agreement (the “PSA”) for the sale of real property comprised of land and buildings with office space of approximately 191,000 square feet in Orange, California (the “Property”) for a purchase price of $35.9 million.

Contemporaneously with the execution of the PSA, the Company executed a Lease Agreement (the “Lease”) with the buyer of the Property that will become effective upon a closing of the sale of the Property, pursuant to which the Property will be leased back to the Company. The Lease will have an initial term that will expire on March 31, 2031 (the “Initial Term”), and two successive renewal terms of five years each, exercisable at the Company’s option.  The annual base rent will be $2.9 million for the first year of the Initial

Term, and increase on each adjustment date by 3% of the then-current annual base rent.  A security deposit of $2.2 million is required for the first year of the lease term which will be secured by a letter of credit under our existing Financing Program with PNC and will subsequently be reduced if certain conditions are met.   The Lease also contains other customary terms and provisions.

The transaction closed on March 4, 2016 with terms consistent with the PSA and Lease agreements. After the repayment of the mortgage on the Property along with transaction-related expenses and fees, we received net cash proceeds of $27.1 million from the sale of the Property.

Sale of Building in San Diego, California

In March 2016, Volt Opportunity Road Realty Corp., an indirect wholly-owned subsidiary of Volt, closed on the sale of real property comprised of land and building with office space of approximately 19,000 square feet in San Diego, California with a private commercial real estate investor. There was no mortgage on the property and net proceeds, after transaction-related expenses and fees, totaled $2.0 million.

Results of Continuing Operations

The following discussion and analysis of operating results is presented at the reporting segment level. Since this discussion would be substantially the same at the consolidated level, we have therefore not included a redundant discussion.

Consolidated Results by Segment

	Three Months Ended January 31, 2016			Three Months Ended February 1, 2015
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net revenue	$326,830	$308,681	$18,149	$383,066	$360,821	$22,245

Expenses
Direct cost of staffing services revenue	264,172	264,172	—	309,518	309,518	—
Cost of other revenue	16,788	—	16,788	19,605	—	19,605
Selling, administrative and other operating costs	42,729	41,290	1,439	50,598	47,673	2,925
Restructuring and severance costs	1,778	1,485	293	—	—	—
Segment operating income (loss)	1,363	1,734	(371)	3,345	3,630	(285)
Corporate general and administrative	10,196			9,692
Corporate restructuring and severance costs	983			975
Operating loss	(9,816)			(7,322)
Other income (expense), net	(593)			(99)
Income tax provision	553			1,379
Net loss from continuing operations	$(10,962)			$(8,800)

Results of Operations by Segment (Q1 2016 vs. Q1 2015)

Staffing Services

Net revenue: The segment’s net revenue in the first quarter of fiscal 2016 decreased $52.1 million, or 14.5%, to $308.7 million from $360.8 million in fiscal 2015. The revenue decline is primarily driven by lower demand from our customers in both our technical and non-technical administrative and light industrial ("A&I") skill sets as well as a change in the overall mix from technical to A&I skill sets. Declines were most prevalent with our customers in the Manufacturing, Utilities and Oil and Gas industries as they continued to experience a slowdown in demand.

Direct cost of staffing services revenue: Direct cost of staffing services revenue in the first quarter of 2016 decreased $45.3 million, or 14.7%, to $264.2 million from $309.5 million in fiscal 2015. This decrease was primarily the result of fewer contingent staff on assignment, consistent with the related decrease in revenues. Direct margin of staffing services revenue as a percent of staffing services revenue in 2016 was 14.4% up from 14.2% in 2015. The improvement in our direct margin was primarily from our traditional staffing and project-based staffing services.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the first quarter of 2016 decreased $6.4 million, or 13.4%, to $41.3 million from $47.7 million in fiscal 2015. This decrease was primarily due to lower headcount and incentives in traditional staffing recruiting and delivery functions, lower headcount and facility costs in our European locations resulting from our overall cost reduction plan as well as the impact of the sale of our Uruguayan staffing business during the first quarter of 2016. As a percent of staffing revenue these costs were 13.4% in the first quarter of 2016 and 13.2% in the first quarter of 2015.

Restructuring and severance costs: The segment’s restructuring and severance costs of $1.5 million, primarily severance, were incurred as part of our overall cost reduction plan.

Segment operating income: The segment’s operating income in the first quarter of 2016 decreased $1.9 million to $1.7 million from $3.6 million in 2015. The decrease in operating results is primarily due to a decline in revenue as well as restructuring and severance charges. These decreases to operating income were partially offset by an increase in the direct margin percentage as well as a $6.4 million decrease in selling, administrative and other operating costs. Operating income in 2016 of $1.7 million included $1.5 million of special items related to restructuring and severance costs. Excluding the impact of this special item, segment operating income would have been $3.2 million on a Non-GAAP basis.

Other

Net revenue: The segment’s net revenue in the first quarter of fiscal 2016 decreased $4.1 million, or 18.4%, to $18.1 million from $22.2 million in fiscal 2015. This decrease is primarily due to the sale of substantially all of the assets of the telecommunications infrastructure and security services business ("VTG") in the fourth quarter of 2015 and the sale of our telephone directory publishing and printing business ("printing") in the third quarter of 2015. The remaining decrease was attributable to our information technology infrastructure services business primarily from lower volume from one of our aeronautical defense contractor customers resulting from decreased federal funding.

Cost of other revenue: The segment’s cost of other revenue in the first quarter of 2016 decreased $2.8 million, or 14.4%, to $16.8 million from $19.6 million in fiscal 2015. The decrease is primarily due to the sale of our VTG and printing businesses as discussed above.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the first quarter of 2016 decreased $1.5 million, 50.8%, to $1.4 million from $2.9 million in fiscal 2015, primarily due to the sales of our VTG and printing businesses as discussed above.

Segment operating loss: The segment’s operating loss in the first quarter of 2016 increased $0.1 million to $0.4 million from $0.3 million in 2015. The increase in operating loss was primarily due to decreased results in our information technology infrastructure services business primarily from lower volume from one of our aeronautical defense contractor customers resulting from decreased federal funding, partially offset by the sale of our VTG and printing businesses.

Corporate and Other Expenses

Corporate general and administrative: Corporate general and administrative costs in the first quarter of fiscal 2016 increased $0.5 million, or 5.2%, to $10.2 million from $9.7 million in fiscal 2015 primarily from executive search and consulting fees on corporate-wide initiatives linked to our turn-around strategies.

Corporate restructuring and severance costs: Corporate restructuring and severance costs in the first quarter of fiscal 2016 included $1.0 million of severance costs incurred as part of our overall cost reduction plan. Corporate restructuring and severance costs in fiscal 2015 of $1.0 million included severance costs associated with the departure of our former Chief Financial Officer.

Operating loss: Operating loss in the first quarter of 2016 increased $2.5 million to $9.8 million from $7.3 million in 2015. This increase was primarily from increased restructuring and severance costs within our Staffing Services segment.

Other income (expense), net: Other expense in the first quarter of 2016 increased $0.5 million to $0.6 million from $0.1 million in 2015, primarily related to the amortization of deferred financing fees.

Income tax provision: Income tax provision in the first quarter of 2016 and 2015 was $0.6 million compared to $1.4 million, respectively. The provision in both periods primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from our Financing Program. Borrowing capacity under this program is directly impacted by the level of accounts receivable which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. On February 17, 2016, Maintech entered into a $10.0 million short-term credit facility with Bank of America, N.A. which will supplement our existing Financing Program and provide additional liquidity for working capital and general corporate purposes.

Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, state, foreign and local taxes; and trade payables. We generally provide customers with 30 - 45 day credit terms, with few extenuating exceptions to 60 days, while our payroll and certain taxes are paid weekly.

We manage our cash flow and related liquidity on a global basis. We fund payroll, taxes and other working capital requirements using cash supplemented as needed from short-term borrowings. Our weekly payroll payments inclusive of employment related taxes and payments to vendors approximates $20.0 million. We generally target minimum global liquidity to be 1.5 to 2.0 times our average weekly requirements. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements.

Overall liquidity continues to improve. As of January 31, 2016 our cash in banks in combination with available borrowing capacity under our Financing Program increased to $44.7 million from $30.7 million as of February 1, 2015. We believe that our available cash and availability under our current Financing Program are sufficient to cover our cash needs for the foreseeable future.

Capital Allocation

In addition to our planned improvements in technology and overall processes which are anticipated to increase cash flows from operations over time, we have prioritized our capital allocation strategy to strengthen our balance sheet and increase our competitiveness in the marketplace. The timing of these initiatives is highly dependent upon attaining the profitability objectives outlined in our plan and the cash flow resulting from the completion of our liquidity initiatives. We also see this as an opportunity to demonstrate our ongoing commitment to Volt shareholders as we continue to execute on our plan and return to sustainable profitability. Our capital allocation strategy includes the following elements:

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

•
Returning value to shareholders. Part of our capital allocation strategy in fiscal 2016 is to return value to our shareholders in connection with share buybacks through our existing share buyback program; and

•
Acquiring value-added businesses. Potentially in the longer-term identifying and acquiring companies which would be accretive to our operating income and that could leverage Volt's scale, infrastructure and capabilities. Strategic acquisitions would strengthen Volt in certain industry verticals or in specific geographic locations.

Recent Initiatives to Improve Operating Income, Cash Flows and Liquidity

We continue to make progress on several initiatives undertaken to enhance our liquidity position and shareholder value. We continue to actively manage our portfolio of business units and have exited both non-core businesses that were incurring losses and core businesses that were marginally profitable. We completed a number of significant divestitures in fiscal 2015 and the first quarter of 2016, including the sale of our printing and publishing, and staffing businesses in Uruguay, and the sale of substantially all the assets of our telecommunications, infrastructure and security services business. The above transactions netted nominal proceeds, however, we expect these transactions will be accretive to future operating cash flows.

We sold our Orange, California property in March 2016 for a purchase price of $35.9 million. After the repayment of the mortgage on the property along with transaction-related expenses and fees, we received net cash proceeds of $27.1 million from the sale of the property. Simultaneously we entered into a lease on the property that will expire in March 2031 with an annual base rent of $2.9 million for the first year with a 3% annual increase on the then-current base rent. The net proceeds from the sale will be used to ensure adequate levels of liquidity for working capital purposes, as well as to fund investments in technology and sales and marketing activities in support of our growth objectives. We are also in the process of selling Maintech. If a transaction proceeds, we would expect to complete the transaction by the end of the second quarter or sometime in the third quarter of fiscal 2016.

In March 2016, Volt Opportunity Road Realty Corp., an indirect wholly-owned subsidiary of Volt, closed on the sale of real property comprised of land and building with office space of approximately 19,000 square feet in San Diego, California with a private commercial real estate investor. There was no mortgage on the property and net proceeds, after transaction-related expenses and fees, totaled $2.0 million.

We have significant tax benefits including recoverable tax receivables of $16.0 million which, although dependent on the IRS, we expect to collect within the next four to six months. We also have federal net operating loss carryforwards, which are fully reserved with a valuation allowance, of $133.6 million, capital loss carryforwards of $82.3 million and federal tax credits of $41.3 million which we will be able to utilize against future profits.

We remain committed to delivering superior client service at a reasonable cost. In an effort to reduce our future operating costs, we are making a significant investment to update our business processes, back office financial suite and information technology tools that are critical to our success and offer more functionality at a lower cost. Our estimate of $10.0 million to $12.0 million in expensed and capitalized costs remains on target. We expect that these activities will reduce costs of service through either the consolidation and/or elimination of certain systems and processes along with other reductions in discretionary spending. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability.

In the first quarter of fiscal 2016, we implemented a cost reduction plan as part of our overall initiative to become more efficient, competitive and profitable. We incurred restructuring charges of $2.8 million primarily resulting from a reduction in workforce, facility consolidation and lease termination costs. Cost savings will be used consistent with our ongoing strategic efforts to strengthen our operations.

The following table sets forth our cash and liquidity available levels at the end of our last five quarters and our most recent week ended (in thousands):

Global Liquidity
	February 1, 2015	May 3, 2015	August 2, 2015	November 1, 2015	January 31, 2016	March 4, 2016

Cash and cash equivalents (a)	$13,778	$6,070	$12,332	$10,188	$16,515

Cash in banks (b)	$15,367	$9,015	$18,134	$13,652	$21,140	$38,932
Financing Program - PNC	15,300	7,900	8,900	35,700	23,584	21,434
Available liquidity	$30,667	$16,915	$27,034	$49,352	$44,724	$60,366
(a) Per financial statements.
(b) Cash in banks as of March 4, 2016 includes the net proceeds from our sale of the Orange, California property.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Three Months Ended
	January 31, 2016	February 1, 2015
Net cash provided by operating activities	$12,603	$19,635
Net cash used in investing activities	(3,180)	(772)
Net cash used in financing activities	(783)	(4,762)
Effect of exchange rate changes on cash and cash equivalents	(2,313)	402
Net cash used in discontinued operations	—	(7,237)
Net increase in cash and cash equivalents	$6,327	$7,266

Cash Flows - Operating Activities

The net cash provided by operating activities in the first three months ended January 31, 2016 was $12.6 million, a decrease of $7.0 million from net cash provided by operating activities of $19.6 million in 2015.

The net cash used in operating activities in the first three months ended January 31, 2016, exclusive of changes in operating assets and liabilities, was $9.8 million; the loss from continuing operations of $11.0 million included non-cash charges for depreciation and amortization of $1.5 million offset by unrealized foreign currency exchange gain of $0.4 million. The cash used in operating activities in the first three months ended February 1, 2015, exclusive of changes in operating assets and liabilities, was $7.5 million; the loss from continuing operations of $8.8 million included non-cash charges for depreciation and amortization of $1.8 million, partially offset by unrealized foreign currency exchange gain of $0.9 million. Cash provided by changes in operating assets and liabilities in the three months ended January 31, 2016 was $22.4 million, net, principally due to the decrease in the level of accounts receivable of $28.5 million and an increase accrued expenses and other liabilities of $2.8 million, offset by decreases in the level of accounts payable of $4.1 million and income tax liability of $1.8 million as well as an increase in restricted cash of $2.6 million. Cash provided by changes in operating assets and liabilities in the first three months ended February 1, 2015 was $27.2 million, net, principally due to the decrease in the level of accounts receivable of $31.3 million, restricted cash of $4.3 million and net activity in assets held for sale of $3.8 million, partially offset by decreases in accounts payable of $7.7 million and accrued expenses and other liabilities of $4.9 million.

Cash Flows - Investing Activities

The net cash used in investing activities in the first three months ended January 31, 2016 was $3.2 million, principally from purchases of property, equipment and software of $3.9 million, partially offset by $0.4 million of proceeds from the sale of a business unit and equipment and $0.3 million for the sale of investments, net of purchases. The net cash used in investing activities in the first three months ended February 1, 2015 was $0.8 million, principally from the purchase of property, equipment and software of $1.2 million, partially offset by net sales of investments of $0.3 million.

Cash Flows - Financing Activities

The net cash used in financing activities in the first three months ended January 31, 2016 was $0.8 million, principally from the payment of debt issuance costs of $0.4 million and the repayment of long-term debt of $0.3 million. The net cash used in financing activities in the first three months ended February 1, 2015 was $4.8 million, principally from the repayment of our credit facility of $8.5 million and net repayments of borrowings under the financing program of $5.0 million, offset by the return of the cash restricted as collateral for borrowings of $9.1 million.

Availability of Credit

At January 31, 2016 and November 1, 2015, we had a financing program that provides for borrowing and issuance of letters of credit of up to an aggregate of $150.0 million. We have the ability to increase borrowings and issuance of letters of credit of up to $250.0 million subject to credit approval from PNC. At January 31, 2016 and November 1, 2015, we had outstanding borrowings of $100.0 million, under the financing programs and bore a weighted average annual interest rate of 2.1% and 1.8%, respectively, which is inclusive of certain facility and program fees.

In February 2016, Maintech entered into a $10.0 million 364-day short-term revolving credit facility with Bank of America, N.A., as Lender. The provisions of the agreement will not preclude structuring and other activities required in anticipation of our sale of Maintech. As of March 4, 2016, the amount drawn under this facility was $2.0 million.

Financing Program

In January 2016, we amended our $150.0 million Financing Program with PNC Bank, National Association (“PNC”) to (1) extend the termination date to January 31, 2017; (2) eliminate the interest coverage ratio and modify the liquidity level requirement; (3) reduce the minimum funding threshold, as defined, from 60% to 40%, and (4) revise pricing from a LIBOR based rate plus 1.75% per the prior agreement, to a LIBOR based rate plus 1.90% on outstanding borrowings, and to increase the facility fee from 0.65% to 0.70%. The Financing Program is secured by receivables from certain Staffing Services businesses in the United States, Europe and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary's sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of our other legal entities. Borrowing capacity under the Financing Program is directly impacted by the level of accounts receivable. As of November 1, 2015, the Financing Program was classified as long-term debt on the Condensed Consolidated Balance Sheets, however, as of the end of our fiscal first quarter 2016, the Financing Program is classified as short-term as the termination date is within twelve months of our first quarter 2016 balance sheet date.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to a minimum liquidity covenant which increased under the aforementioned amendment from $20.0 million in cash and cash equivalents and borrowing availability under the Financing Program, to $35.0 million effective January 31, 2016, which increases to $50.0 million effective July 31, 2016. The program is subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity covenant, triggering of portfolio ratio limits, or other material adverse events as defined. As of January 31, 2016, we were in compliance with all debt covenant requirements.

The Financing Program has a feature under which the facility limit can be increased from $150.0 million up to $250.0 million subject to credit approval from PNC. Borrowings are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million limit, and British Pounds Sterling, subject to a £20.0 million limit. The program also includes a letter of credit sublimit of $50.0 million and minimum borrowing requirements. As of January 31, 2016, there were no foreign currency denominated borrowings, and the letter of credit participation in our casualty insurance program was $25.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in conjunction with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A., “ Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended November 1, 2015.

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

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At January 31, 2016, we had cash and cash equivalents on which interest income is earned at variable rates. At January 31, 2016, we had a $150.0 million accounts receivable securitization program, which can be increased up to $250.0 million subject to credit approval from PNC, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.8 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $1.0 million in the first quarter of fiscal 2016.

We have a term loan with borrowings at fixed interest rates, and our interest expense related to this borrowing is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $7.7 million at January 31, 2016. The fair values were calculated by applying the appropriate period end interest rates to our present streams of loan payments.

Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period-end balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar strengthened relative to many foreign currencies as of January 31, 2016 compared to November 1, 2015. Consequently, stockholders’ equity decreased by $2.5 million as a result of the foreign currency translation as of January 31, 2016.
To reduce exposure related to non-U.S. dollar denominated net investments and intercompany balances that may give rise to a foreign currency transaction gain or loss, we have entered into derivative and non-derivative financial instruments to hedge our net investment in certain foreign subsidiaries. We also may enter into forward foreign exchange contracts with third party banks to mitigate foreign currency risk. As of January 31, 2016 there were no foreign currency denominated borrowings that were used as economic hedges against the Company’s net investment in certain foreign operations and intercompany balances and no outstanding derivative forward exchange contracts.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of January 31, 2016 would result in an approximate $3.2 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of January 31, 2016 would result in an approximate $3.2 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

Equity Risk

Our investments are exposed to market risk as they relate to changes in market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan. Changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At January 31, 2016, the total market value of these investments was approximately$3.9 million.
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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our 2015 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2015 10-K, which could materially affect the Company's business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the 2015 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description

2.1
Amendment No. 1, dated as of January 5, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time partythereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 11, 2016; File No. 001-09232)

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

VOLT INFORMATION SCIENCES, INC.

Date: March 9, 2016	By:	/s/ Michael Dean
Michael Dean
President and Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2016	By:	/s/ Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer )

Date: March 9, 2016	By:	/s/ Bryan Berndt
Bryan Berndt
Controller and Chief Accounting Officer (Principal Accounting Officer)