Form 10-Q
period 2016-05-01
VOLT INFORMATION SCIENCES, INC.
filed 2016-06-09
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2016

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

As of June 3, 2016, there were 20,832,503 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015

REVENUE:
Staffing services revenue	$317,247	$362,277	$625,928	$723,098
Other revenue	18,192	22,912	36,341	45,157
NET REVENUE	335,439	385,189	662,269	768,255

EXPENSES:
Direct cost of staffing services revenue	267,826	303,837	531,998	613,355
Cost of other revenue	15,887	19,909	32,675	39,514
Selling, administrative and other operating costs	51,382	59,912	104,307	120,202
Restructuring and severance costs	840	251	3,601	1,226
Impairment charges	—	5,374	—	5,374
Gain on sale of building	(1,663)	—	(1,663)	—
TOTAL EXPENSES	334,272	389,283	670,918	779,671

OPERATING INCOME (LOSS)	1,167	(4,094)	(8,649)	(11,416)

OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	(862)	(730)	(1,520)	(1,364)
Foreign exchange gain (loss), net	(579)	(1,600)	(235)	(1,163)
Other income (expense), net	(420)	43	(699)	141
TOTAL OTHER INCOME (EXPENSE), NET	(1,861)	(2,287)	(2,454)	(2,386)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(694)	(6,381)	(11,103)	(13,802)
Income tax provision	1,091	532	1,644	1,911
LOSS FROM CONTINUING OPERATIONS	(1,785)	(6,913)	(12,747)	(15,713)
DISCONTINUED OPERATIONS
Loss from discontinued operations net of income taxes (including loss on disposal of $1.2 million)	—	—	—	(4,519)
NET LOSS	$(1,785)	$(6,913)	$(12,747)	$(20,232)

PER SHARE DATA:

Basic:
Loss from continuing operations	$(0.09)	$(0.33)	$(0.61)	$(0.75)
Loss from discontinued operations	—	—	—	(0.22)
Net loss	$(0.09)	$(0.33)	$(0.61)	$(0.97)
Weighted average number of shares	20,814	20,793	20,813	20,861
Diluted:
Loss from continuing operations	$(0.09)	$(0.33)	$(0.61)	$(0.75)
Loss from discontinued operations	—	—	—	(0.22)
Net loss	$(0.09)	$(0.33)	$(0.61)	$(0.97)
Weighted average number of shares	20,814	20,793	20,813	20,861
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015

NET LOSS	$(1,785)	$(6,913)	$(12,747)	$(20,232)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0, respectively	2,819	1,515	304	366
Unrealized gain (loss) on marketable securities, net of taxes of $0, respectively	(2)	12	(2)	16
Total other comprehensive income	2,817	1,527	302	382
COMPREHENSIVE INCOME (LOSS)	$1,032	$(5,386)	$(12,445)	$(19,850)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	May 1, 2016	November 1, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,171	$10,188
Restricted cash and short-term investments	11,647	14,977
Trade accounts receivable, net of allowances of $749 and $960, respectively	177,178	198,385
Recoverable income taxes	17,762	17,583
Prepaid insurance and other current assets	17,724	15,865
Assets held for sale	21,572	22,943
TOTAL CURRENT ASSETS	269,054	279,941
Other assets, excluding current portion	24,695	22,790
Property, equipment and software, net	24,186	24,095
TOTAL ASSETS	$317,935	$326,826

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued compensation	$28,601	$29,548
Accounts payable	31,312	39,164
Accrued taxes other than income taxes	26,205	22,719
Accrued insurance and other	34,327	34,391
Short-term borrowings, including current portion of long-term debt	92,000	982
Income taxes payable	—	1,658
Liabilities held for sale	6,119	7,345
TOTAL CURRENT LIABILITIES	218,564	135,807
Accrued insurance and other, excluding current portion	10,116	10,474
Deferred gain on sale of real estate, excluding current portion	27,080	—
Income taxes payable, excluding current portion	6,585	6,516
Deferred income taxes	3,490	3,225
Long-term debt, excluding current portion	—	106,313
TOTAL LIABILITIES	265,835	262,335
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 and 23,738,003, respectively; Outstanding - 20,832,503 and 20,801,080, respectively	2,374	2,374
Paid-in capital	75,480	75,803
Retained earnings	24,569	38,034
Accumulated other comprehensive loss	(7,692)	(7,994)
Treasury stock, at cost; 2,905,500 and 2,936,923 shares, respectively	(42,631)	(43,726)
TOTAL STOCKHOLDERS' EQUITY	52,100	64,491
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$317,935	$326,826
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 1, 2016	May 3, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,747)	$(20,232)
Loss from discontinued operations, net of income taxes	—	(4,519)
Loss from continuing operations	(12,747)	(15,713)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,057	3,410
Provision (release) of doubtful accounts and sales allowances	(211)	151
Impairment charges	—	5,374
Unrealized foreign currency exchange loss	1,325	172
Gain on dispositions of property and equipment	(1,842)	(111)
Deferred income tax benefit	—	(79)
Share-based compensation expense	265	718
Accretion of convertible note discount	(77)	(199)
Change in operating assets and liabilities:
Trade accounts receivable	21,480	20,411
Restricted cash	2,355	4,062
Prepaid insurance and other assets	(3,752)	(166)
Net assets held for sale	(95)	4,533
Accounts payable	(7,876)	(9,013)
Accrued expenses and other liabilities	2,364	(13,283)
Income taxes	(1,757)	715
Net cash provided by operating activities	2,489	982
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	876	796
Purchases of investments	(291)	(501)
Purchase of minority interest	(1,446)	—
Proceeds from sale of property and equipment	36,878	227
Purchases of property, equipment and software	(8,464)	(3,276)
Net cash provided by (used in) investing activities	27,553	(2,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash restricted as collateral for borrowings	—	10,352
Repayment of borrowings	(10,000)	(28,506)
Draw-down of borrowings	2,000	30,000
Repayment of long-term debt	(7,295)	(446)
Debt issuance costs	(445)	(232)
Proceeds from exercise of stock options	25	438
Purchases of common stock under repurchase program	—	(4,262)
Withholding tax payment on vesting of restricted stock awards	(116)	—
Net cash provided by (used in) financing activities	(15,831)	7,344
Effect of exchange rate changes on cash and cash equivalents	(1,228)	(1,958)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flow from operating activities	—	(56)
Cash flow from investing activities	—	(4,000)
Net cash used in discontinued operations	—	(4,056)
Net increase (decrease) in cash and cash equivalents	12,983	(442)
Cash and cash equivalents, beginning of period	10,188	6,723
Change in cash from discontinued operations	—	(211)
Cash and cash equivalents, end of period	$23,171	$6,070
Cash paid during the period:
Interest	$1,662	$1,690
Income taxes	$2,473	$634
Supplemental disclosure of non-cash investing and financing activities:
Note receivable in exchange for Computer Systems segment net assets sold	$—	$8,363
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended May 1, 2016 and May 3, 2015
(Unaudited)

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
In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is in the process of assessing the impact that the adoption of this ASU will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact that the adoption of this ASU will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for reporting periods beginning after December 15, 2015.

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
From March through May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 and ASU No. 2015-14.
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
The proceeds of the transaction are a $10.0 million note bearing interest at one half percent (0.5 percent) per year due in four years and convertible into a capital interest of up to 20% in NewNet. The Company may convert the note at any time and is entitled to receive early repayment in the event of certain events such as a change in control of NewNet. The proceeds are in exchange for the ownership of Volt Delta Resources, LLC and its operating subsidiaries, which comprise the Company's Computer Systems segment, and payment of $4.0 million by the Company during the first 45 days following the transaction. An additional payment will be made between the parties based on the comparison of the actual transaction date working capital amount to an expected working capital amount of $6.0 million (the contractually agreed upon working capital). The note was initially valued at $8.4 million which approximated its fair value. The resulting discount will be amortized over four years with an effective interest rate of 5.1%. As of May 1, 2016, the unamortized discount for the note was $1.1 million. The parties are currently in active discussions to finalize the closing balance sheet working capital amounts.
The Company recognized a loss on disposal of $1.2 million from the sale transaction in the first quarter of 2015. The total related costs associated with this transaction were $2.2 million comprised of $0.9 million in severance costs, $0.9 million of professional fees and $0.4 million of lease obligation costs. These costs are recorded in Discontinued operations in the Condensed Consolidated Statements of Operations. As of May 1, 2016, $2.0 million has been paid and $0.2 million remains payable and is included in Accrued insurance and other in the Condensed Consolidated Balance Sheets.

The following table reconciles the major line items in the Condensed Consolidated Statements of Operations for discontinued operations (in thousands):

Six Months Ended May 3, 2015
Loss from discontinued operations
Net revenue	$4,708
Cost of revenue	5,730
Selling, administrative and other operating costs	1,388
Restructuring and other related costs	1,709
Other (income) expense, net	(978)
Loss from discontinued operations	(3,141)
Loss on disposal of discontinued operations	(1,187)
Loss from discontinued operations before income taxes	(4,328)
Income tax provision	191
Loss from discontinued operations that is presented in the Condensed Consolidated Statements of Operations	$(4,519)

NOTE 4: Assets and Liabilities Held for Sale
In October 2015, the Company's Board of Directors approved a plan to sell the Company’s information technology infrastructure services business (“Maintech”) and staffing services business in Uruguay ("Lakyfor, S.A.").
Maintech met all of the criteria to classify its assets and liabilities as held for sale in the fourth quarter of fiscal 2015. The potential disposal of Maintech did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and is, therefore, not classified as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), ("ASU 2014-08"). As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations exceeded the carrying value of the net assets and no impairment charge was recorded. The timeline to complete a transaction could extend beyond the third quarter of fiscal 2016.
Lakyfor, S.A. met all of the criteria to classify its assets and liabilities as held for sale in the fourth quarter of fiscal 2015.  The disposal of Lakyfor, S.A. did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and was, therefore, not classified as discontinued operations in accordance with ASU 2014-08. As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations was significantly lower than the carrying value of the net assets and an impairment charge of $0.7 million was recorded in the fourth quarter of fiscal 2015. The sale occurred in December 2015 for nominal proceeds and the Company recognized a loss on disposal of $0.1 million from the sale transaction in the first quarter of fiscal 2016.

The following table reconciles the major classes of assets and liabilities classified as held for sale as part of continuing operations in the Condensed Consolidated Balance Sheets (in thousands):

	May 1, 2016	November 1, 2015
Assets included as part of continuing operations
Cash and cash equivalents	$3,773	$1,537
Trade accounts receivable, net	12,939	15,671
Recoverable income taxes	22	165
Prepaid insurance and other assets	4,208	4,886
Property, equipment and software, net	135	189
Purchased intangible assets	495	495
Total major classes of assets as part of continuing operations - Maintech and Lakyfor, S.A. (1)	$21,572	$22,943

Liabilities included as part of continuing operations
Accrued compensation	$2,478	$3,509
Accounts payable	816	1,387
Accrued taxes other than income taxes	924	1,165
Accrued insurance and other	758	523
Deferred revenue	1,143	761
Total major classes of liabilities as part of continuing operations - Maintech and Lakyfor, S.A. (1)	$6,119	$7,345

(1) The Balance Sheet as of May 1, 2016 only includes Maintech.

Note 5: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three and six months ended May 1, 2016 were (in thousands):
	Three Months Ended		Six Months Ended
	May 1, 2016		May 1, 2016
	Foreign Currency Translation	Unrealized Loss on Marketable Securities	Foreign Currency Translation	Unrealized Loss on Marketable Securities

Accumulated other comprehensive loss at beginning of the period	$(10,486)	$(23)	$(7,971)	$(23)
Other comprehensive income (loss) before reclassifications	2,819	(2)	304	(2)
Accumulated other comprehensive loss at May 1, 2016	$(7,667)	$(25)	$(7,667)	$(25)

Reclassifications from accumulated other comprehensive loss for the three and six months ended May 1, 2016 and May 3, 2015 were (in thousands):
	Three Months Ended		Six Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Foreign currency translation
Sale of foreign subsidiaries, net of tax	$—	$—	$—	$(3,181)

Amount reclassified from accumulated other comprehensive loss for the six months ended May 3, 2015 were (in thousands):

Details about Accumulated Other Comprehensive Loss Components		Amount Reclassified	Affected Line Item in the Statement Where Net Loss is Presented
Foreign currency translation
Sale of foreign subsidiaries		$3,181	Discontinued operations

NOTE 6: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral are classified as an operating activity, as this cash is directly related to the operations of this business. At May 1, 2016 and November 1, 2015, restricted cash included $5.8 million and $9.3 million, respectively, restricted for payment to associate vendors and $2.0 million and $0.9 million, respectively, restricted for other collateral accounts.

At May 1, 2016 and November 1, 2015, short-term investments were $3.8 million and $4.8 million, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company's provision for income taxes primarily includes foreign jurisdictions and state taxes. The provision for income taxes in the second quarter of fiscal 2016 and 2015 was $1.1 million and $0.5 million, respectively, and for the six months ended May 1, 2016 and May 3, 2015 was $1.6 million and $1.9 million, respectively. The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

NOTE 8: Real Estate Transactions

Orange, CA
In March 2016, Volt Orangeca Real Estate Corp., an indirect wholly-owned subsidiary of the Company completed the sale of real property comprised of land and buildings with office space of approximately 191,000 square feet in Orange, California for a purchase price of $35.9 million. The Company entered concurrently into a Purchase and Sale Agreement (the “PSA”) and a Lease Agreement (the “Lease”) with Glassell Grand Avenue Partners, LLC (the “Buyer”), a limited liability company formed by Hines, a real estate investment and management firm, and funds managed by Oaktree Capital Management L.P., an investment management firm. The Buyer assigned the PSA and the Lease to Glassell Acquisitions Partners LLC, an affiliate, prior to the closing.
The transaction was accounted for as a sale-leaseback transaction and as an operating lease. The initial lease term is 15 years plus renewal options for two terms of five years each based on the greater of fair market value at the time of the renewal or the base annual rent payable during the last month of the then-current term immediately preceding the extended period. The annual base rent will be $2.9 million for the first year of the initial term and increase on each adjustment date by 3.0% of the then-current annual base rent. A security deposit of $2.1 million is required for the first year of the lease term which is secured by a letter of credit under the Company's existing Financing Program with PNC Bank National Association ("PNC") and will subsequently be reduced if certain conditions are met. Accordingly, the gain on sale of $29.4 million will be deferred and recognized in proportion to the related gross rental charges to expense over the lease term. For the quarter ended May 1, 2016, the amortization was $0.3 million.
San Diego, CA
In March 2016, Volt Opportunity Road Realty Corp., an indirect wholly-owned subsidiary of the Company, completed the sale with a private commercial real estate investor of real property comprised of land and building with office space of approximately 19,000 square feet in San Diego, California for a purchase price of $2.2 million. The Company recognized a gain of $1.7 million from the transaction during the second quarter of 2016.

NOTE 9: Debt

In January 2016, the Company amended its $150.0 million Financing Program with PNC to (1) extend the termination date to January 31, 2017; (2) eliminate the interest coverage ratio and modify the liquidity level requirement; (3) reduce the minimum funding threshold, as defined, from 60% to 40%; and (4) revise pricing from a LIBOR based rate plus 1.75% per the prior agreement, to a LIBOR based rate plus 1.90% on outstanding borrowings, and to increase the facility fee from 0.65% to 0.70%. The Financing Program is secured by receivables from certain Staffing Services businesses in the United States, Europe and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary's sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of the Company's other legal entities. Borrowing capacity under the Financing Program is directly impacted by the level of accounts receivable. At May 1, 2016, the accounts receivable borrowing base was $147.1 million. As of November 1, 2015, the Financing Program was classified as long-term debt on the Condensed Consolidated Balance Sheets, however, as of the end of the Company's first quarter of fiscal 2016, the Financing Program was classified as short-term as the termination date is within twelve months of the Company’s first quarter of fiscal 2016 balance sheet date.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to a minimum liquidity covenant which increased under the aforementioned amendment from $20.0 million in cash and cash equivalents and borrowing availability under the Financing Program, to $35.0 million effective January 31, 2016, which increases to $50.0 million effective July 31, 2016. The program is subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity covenant, triggering of portfolio ratio limits, or other material adverse events as defined. As of May 1, 2016, the Company was in compliance with all debt covenant requirements.

The Financing Program has a feature under which the facility limit can be increased from $150.0 million up to $250.0 million subject to credit approval from PNC. Borrowings are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million limit, and British Pounds Sterling, subject to a £20.0 million limit. The program also includes a letter of credit sublimit of $50.0 million and minimum borrowing requirements. As of May 1, 2016, there were no foreign currency denominated borrowings, and the letter of credit participation was $31.0 million inclusive of $28.9 million for the Company's casualty insurance program and $2.1 million for the security deposit required under the Orange facility lease agreement.
At May 1, 2016 and November 1, 2015, the Company had outstanding borrowing under this program of $90.0 million and $100.0 million, respectively, and bore a weighted average annual interest rate of 2.3% and 1.8% during the second quarter of fiscal 2016 and 2015, respectively, and 2.2% and 1.7% during the first six months of fiscal 2016 and 2015, respectively, which is inclusive of all facility fees. At May 1, 2016, there was $26.1 million additional availability under this program.

In February 2016, Maintech, Incorporated, an indirect wholly-owned subsidiary of the Company, as borrower, entered into a $10.0 million 364-day secured revolving credit agreement with Bank of America, N.A. The credit agreement provides for revolving loans as well as a $0.1 million sub-line for letters of credit and is subject to borrowing base and availability restrictions and requirements. The credit agreement is secured by assets of the borrower, including accounts receivable, and the Company has guaranteed the obligations of the borrower under the agreement not to exceed $3.0 million. The credit agreement contains certain customary representations and warranties, events of default and affirmative and negative covenants, including minimum interest on $2.0 million which was the outstanding amount under this facility at May 1, 2016. At May 1, 2016, there was $3.1 million additional availability under this program.

The borrower may optionally terminate the credit agreement and repay the borrowings prior to the expiration date, without premium or penalty at any time by the delivery of a notice to that effect as provided under the credit agreement. It is anticipated that the credit agreement will be terminated before a sale of the borrower. Borrowings will be used for working capital and general corporate purposes. Interest under the credit agreement is one month LIBOR plus 2.75% on drawn amounts and a fixed rate of 0.375% on undrawn amounts.

In February 2016, Volt Orangeca Real Estate Corp., an indirect wholly-owned subsidiary of the Company, entered into a PSA for the sale of real property comprised of land and buildings with office space of approximately 191,000 square feet in Orange, California (the “Property”) for a purchase price of $35.9 million. The transaction closed in March 2016 with terms consistent with the PSA and the mortgage on the Property was repaid. At November 1, 2015, the Company had $7.3 million of a long-term term loan on this Property, of which $1.0 million was current at the period end date.

NOTE 10: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Numerator
Loss from continuing operations	$(1,785)	$(6,913)	$(12,747)	$(15,713)
Loss from discontinued operations, net of income taxes	—	—	—	(4,519)
Net loss	$(1,785)	$(6,913)	$(12,747)	$(20,232)
Denominator
Basic weighted average number of shares	20,814	20,793	20,813	20,861
Diluted weighted average number of shares	20,814	20,793	20,813	20,861

Basic:
Loss from continuing operations	$(0.09)	$(0.33)	$(0.61)	$(0.75)
Loss from discontinued operations, net of income taxes	—	—	—	(0.22)
Net loss	$(0.09)	$(0.33)	$(0.61)	$(0.97)

Diluted:
Loss from continuing operations	$(0.09)	$(0.33)	$(0.61)	$(0.75)
Loss from discontinued operations, net of income taxes	—	—	—	(0.22)
Net loss	$(0.09)	$(0.33)	$(0.61)	$(0.97)

Options to purchase 943,098 and 661,650 shares of the Company’s common stock were outstanding at May 1, 2016 and May 3, 2015, respectively. Additionally, there were 41,240 unvested restricted shares outstanding at May 1, 2016. The options and restricted shares were not included in the computation of diluted earnings (loss) per share in the three and six months of fiscal 2016 and 2015 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

Note 11: Restructuring and Severance Costs

In November 2015, the Company implemented a cost reduction plan and estimates that it will incur restructuring charges of approximately $4.0 million in fiscal 2016, primarily resulting from a reduction in workforce, facility consolidation and lease termination costs.

The Company incurred total restructuring and severance costs of $0.8 million for the three months ended May 1, 2016 and $3.6 million for the six months ended May 1, 2016. The following table presents the restructuring and severance costs for the three and six months ended May 1, 2016 (in thousands):

	Three Months Ended	Six Months Ended

	May 1, 2016	May 1, 2016
Staffing Services segment
Severance and benefit costs	$4	$1,350
Other	23	162
	27	1,512
Other segment
Severance and benefit costs	595	888
Corporate
Severance and benefit costs	218	1,201
Total restructuring and severance costs	$840	$3,601

Consolidated
Severance and benefit costs	$817	$3,439
Other	23	162
Total restructuring and severance costs	$840	$3,601
Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Condensed Consolidated Balance Sheets. Activity for the six months ended May 1, 2016 are summarized as follows (in thousands):

Balance at November 1, 2015	$—
Charged to expense	3,601
Cash payments	(2,890)
Balance at May 1, 2016	$711

The remaining charges as of May 1, 2016 for the Staffing Services and Other segments as well as Corporate of $0.4 million, $0.1 million and $0.2 million, respectively, are expected to be paid during fiscal 2016 and 2017.
NOTE 12: Commitments and Contingencies

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

NOTE 13: Segment Data

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

Segment operating income (loss) is comprised of segment net revenues less direct cost of staffing services revenue or cost of other revenue, selling, administrative and other operating costs and restructuring and severance costs. The Company allocates all operating costs to the segments except for costs not directly relating to operating activities such as corporate-wide general and administrative costs. These costs are not allocated because doing so would not enhance the understanding of segment operating performance and they are not used by management to measure segment performance.

Commencing in the first quarter of fiscal 2016, the Company changed its methodology for the allocation of costs to more effectively reflect and measure the individual businesses' financial and operational efficiency.  Prior period segment results have been revised for these changes.

Financial data concerning the Company’s revenue and segment operating income (loss) by reportable operating segment in the second quarter of fiscal 2016 and 2015 and for the first six months of fiscal 2016 and 2015 are summarized in the following tables (in thousands):

	Three Months Ended May 1, 2016
	Total	Staffing Services	Other
Net revenue	$335,439	$317,247	$18,192
Expenses
Direct cost of staffing services revenue	267,826	267,826	—
Cost of other revenue	15,887	—	15,887
Selling, administrative and other operating costs	42,946	41,460	1,486
Restructuring and severance costs	622	27	595
Segment operating income	8,158	7,934	224
Corporate general and administrative	8,436
Corporate restructuring and severance costs	218
Gain on sale of building	(1,663)
Operating income	$1,167

	Three Months Ended May 3, 2015
	Total	Staffing Services	Other
Net revenue	$385,189	$362,277	$22,912
Expenses
Direct cost of staffing services revenue	303,837	303,837	—
Cost of other revenue	19,909	—	19,909
Selling, administrative and other operating costs	50,806	46,851	3,955
Restructuring and severance costs	251	275	(24)
Impairment charges	5,374	977	4,397
Segment operating income (loss)	5,012	10,337	(5,325)
Corporate general and administrative	9,106
Operating loss	$(4,094)

	Six Months Ended May 1, 2016
	Total	Staffing Services	Other
Net revenue	$662,269	$625,928	$36,341
Expenses
Direct cost of staffing services revenue	531,998	531,998	—
Cost of other revenue	32,675	—	32,675
Selling, administrative and other operating costs	85,675	82,750	2,925
Restructuring and severance costs	2,400	1,512	888
Segment operating income (loss)	9,521	9,668	(147)
Corporate general and administrative	18,632
Corporate restructuring and severance costs	1,201
Gain on sale of building	(1,663)
Operating loss	$(8,649)

	Six Months Ended May 3, 2015
	Total	Staffing Services	Other
Net revenue	$768,255	$723,098	$45,157
Expenses
Direct cost of staffing services revenue	613,355	613,355	—
Cost of other revenue	39,514	—	39,514
Selling, administrative and other operating costs	101,404	94,524	6,880
Restructuring and severance costs	251	275	(24)
Impairment charges	5,374	977	4,397
Segment operating income (loss)	8,357	13,967	(5,610)
Corporate general and administrative	18,798
Corporate restructuring and severance costs	975
Operating loss	$(11,416)

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

As of May 1, 2016, we employed approximately 24,700 people, including 22,300 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from 110 locations worldwide with approximately 85% of our revenues generated in the United States. Our principal international markets include Canada, Europe and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

Results of Continuing Operations

The following discussion and analysis of operating results is presented at the reporting segment level. Since this discussion would be substantially the same at the consolidated level, we have therefore not included a redundant discussion.

RESULTS OF CONTINUING OPERATIONS
Consolidated Results by Segment

	Three Months Ended May 1, 2016			Three Months Ended May 3, 2015
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net revenue	$335,439	$317,247	$18,192	$385,189	$362,277	$22,912

Expenses
Direct cost of staffing services revenue	267,826	267,826	—	303,837	303,837	—
Cost of other revenue	15,887	—	15,887	19,909	—	19,909
Selling, administrative and other operating costs	42,946	41,460	1,486	50,806	46,851	3,955
Restructuring and severance costs	622	27	595	251	275	(24)
Impairment charges	—	—	—	5,374	977	4,397
Segment operating income (loss)	8,158	7,934	224	5,012	10,337	(5,325)
Corporate general and administrative	8,436			9,106
Corporate restructuring and severance costs	218			—
Gain on sale of building	(1,663)			—
Operating income (loss)	1,167			(4,094)
Other income (expense), net	(1,861)			(2,287)
Income tax provision	1,091			532
Net loss from continuing operations	$(1,785)			$(6,913)

Results of Operations (Q2 2016 vs. Q2 2015)

Staffing Services

Net revenue: The segment’s net revenue in the second quarter of fiscal 2016 decreased $45.1 million, or 12.4%, to $317.2 million from $362.3 million in fiscal 2015. The revenue decline was primarily driven by our traditional staffing, project-based and managed services programs. Traditional staffing experienced lower demand from our customers in both our technical and non-technical administrative and light industrial ("A&I") skill sets as well as a change in the overall mix from technical to A&I skill sets. Declines were most prevalent with our customers in the industrial and commercial manufacturing (primarily supporting the oil and gas industry) and utility industries, partially offset by increases in communications and transportation manufacturing industries. Project-based programs experienced decreases primarily attributed to the exit of a large customer in both our application testing and call center service offerings. Managed services programs experienced a decrease primarily due to the decision not to pursue continued business with certain customers as well as lower volume.

Direct cost of staffing services revenue: Direct cost of staffing services revenue in the second quarter of 2016 decreased $36.0 million, or 11.9%, to $267.8 million from $303.8 million in 2015. The decrease was primarily the result of fewer contingent staff on assignment within our traditional staffing business as well as a reduction in revenues in our project-based and managed services programs. Direct margin of staffing services revenue as a percent of staffing revenue was 15.6% compared to 16.1% in 2015. Despite the slight increase in our traditional staffing direct margin percentage from 2015, the decline in direct margin percentage was primarily experienced in our higher margin other related staffing businesses.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the second quarter of 2016 decreased $5.4 million, or 11.5%, to $41.5 million from $46.9 million in 2015, primarily due to lower headcount across all businesses and the impact of the sale of our Uruguayan staffing business during the first quarter of 2016. As a percent of staffing revenue, these costs were 13.1% in the second quarter of 2016 from 12.9% in the second quarter of 2015.

Impairment charges: The $1.0 million impairment charge during 2015 was a result of our annual impairment test for goodwill related to our staffing reporting unit in Uruguay. We perform our annual impairment test for goodwill during the second quarter of the fiscal year, according to ASU No. 2011-08, Intangibles - Goodwill and Other.  We performed a Step 1 analysis of the goodwill impairment test for our European operations utilizing the same Income and Market approach as was applied in the fourth quarter of 2015 quantitative analysis to estimate the implied fair value. The results of our Step 1 analysis in the second quarter of 2016 indicated that there was no impairment of our goodwill of $6.1 million as of May 1, 2016.

Segment operating income: The segment’s operating income in the second quarter of 2016 decreased $2.4 million to $7.9 million from $10.3 million in 2015. The decrease in operating income is primarily due to a decline in the results of our project-based programs and to a lesser extent in our traditional staffing and managed services programs due to the decline in revenue and related direct margin, partially offset by reductions in selling, administrative and other operating costs as well as impairment charges. Operating income in 2015 of $10.3 million included $1.3 million of special items related to impairment charges and restructuring and severance costs. Excluding the impact of these special items, segment operating income would have been $11.6 million on a Non-GAAP basis.

Other

Net revenue: The segment’s net revenue in the second quarter of fiscal 2016 decreased $4.7 million, or 20.6%, to $18.2 million from $22.9 million in fiscal 2015. This decline is primarily due to the sale of substantially all of the assets of the telecommunications infrastructure and security services business ("VTG") in the fourth quarter of 2015 and the sale of our telephone directory publishing and printing business ("printing") in the third quarter of 2015. The remaining decrease was attributable to our information technology infrastructure services business due in part from lower volume from one of our aeronautical defense contractor customers resulting from decreased federal funding.

Cost of other revenue: The segment’s cost of other revenue in the second quarter of 2016 decreased $4.0 million, or 20.2%, to $15.9 million from $19.9 million in 2015. This decrease is primarily due to the sale of our VTG and printing businesses as discussed above as well as the decrease in our information technology infrastructure services business.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs decreased $2.5 million, or 62.4%, to $1.5 million in the second quarter of 2016 from $4.0 million in 2015, primarily in our information technology infrastructure services business in response to the decrease in revenue as well as the sales of our VTG and printing businesses as discussed above.

Impairment charges: In conjunction with the initiative to exit certain non-core operations, we performed an assessment of the telephone directory publishing and printing business in Uruguay in 2015. Consequently, the net assets of the business of $4.4 million were fully impaired during the second quarter of 2015.

Segment operating income (loss): The segment’s operating results in the second quarter of 2016 increased $5.5 million to operating income of $0.2 million from an operating loss of $5.3 million in 2015 primarily from the impairment charge recorded in 2015 as well as the sale of our printing business.

Corporate and Other Expenses

Corporate general and administrative: Corporate general and administrative costs in the second quarter of 2016 decreased $0.7 million, or 7.4%, to $8.4 million from $9.1 million in 2015 primarily from a decrease in costs incurred in connection with responding to activist shareholders and related Board of Directors' search fees as well as audit fees, partially offset in the current year for costs incurred in executive search and consulting fees on corporate-wide initiatives linked to our turn-around strategies.

Gain on sale of building: Volt Opportunity Road Realty Corp., an indirect wholly-owned subsidiary of Volt, closed on the sale of real property comprised of land and building in San Diego, California during the second quarter of 2016. There was no mortgage on the property and the gain recorded on the sale was $1.7 million.

Operating income (loss): Operating results in the second quarter of 2016 increased to operating income of $1.2 million from a loss of $4.1 million in 2015. This increase was primarily from decreased impairment charges, the gain on the sale of our building in San Diego, California as well as a reduction of our Corporate general and administrative costs, partially offset by a decrease in operating results from our Staffing Services segment.

Other income (expense), net: Other expense in the second quarter of 2016 decreased $0.4 million to $1.9 million from $2.3 million in 2015, primarily related to non-cash foreign exchange net losses on intercompany balances, partially offset by the amortization of deferred financing fees.

Income tax provision: Income tax provision was $1.1 million compared to $0.5 million in the second quarter of 2016 and 2015, respectively. The provision in both periods primarily related to locations outside of the United States.

Consolidated Results by Segment

	Six Months Ended May 1, 2016			Six Months Ended May 3, 2015
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net revenue	$662,269	$625,928	$36,341	$768,255	$723,098	$45,157

Expenses
Direct cost of staffing services revenue	531,998	531,998	—	613,355	613,355	—
Cost of other revenue	32,675	—	32,675	39,514	—	39,514
Selling, administrative and other operating costs	85,675	82,750	2,925	101,404	94,524	6,880
Restructuring and severance costs	2,400	1,512	888	251	275	(24)
Impairment charges	—	—	—	5,374	977	4,397
Segment operating income (loss)	9,521	9,668	(147)	8,357	13,967	(5,610)
Corporate general and administrative	18,632			18,798
Corporate restructuring and severance costs	1,201			975
Gain on sale of building	(1,663)			—
Operating loss	(8,649)			(11,416)
Other income (expense), net	(2,454)			(2,386)
Income tax provision	1,644			1,911
Net loss from continuing operations	$(12,747)			$(15,713)

Results of Operations (Q2 2016 YTD vs. Q2 2015 YTD)

Staffing Services

Net revenue: The segment’s net revenue in the first six months of fiscal 2016 decreased $97.2 million, or 13.4%, to $625.9 million from $723.1 million in fiscal 2015. The revenue decline is primarily driven by our traditional staffing, project-based and managed services programs. Traditional staffing experienced lower demand from our customers in both our technical and non-technical A&I skill sets as well as a change in overall mix from technical to A&I skill sets. Declines were most prevalent with our customers in the industrial and commercial manufacturing (primarily supporting the oil and gas industry) and utility industries, partially offset by increases in communications and transportation manufacturing industries. Project-based programs experienced decreases primarily attributed to the exit of a large customer in both our application testing and call center service offerings. Managed services programs experienced a decrease primarily due to the decision not to pursue continued business with certain customers as well as lower volume.

Direct cost of staffing services revenue: Direct cost of staffing services revenue in the first six months of 2016 decreased $81.4 million, or 13.3%, to $532.0 million from $613.4 million in 2015. The decrease was primarily the result of fewer contingent staff on assignment within our traditional staffing business as well as a reduction in revenues in our project-based and managed services programs. Direct margin of staffing services revenue as a percent of staffing revenue in 2016 was 15.0% from 15.2% in 2015. Despite the slight increase in our traditional staffing direct margin percentage from 2015, the decline in direct margin percentage was primarily experienced in our higher margin other related staffing businesses.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the first six months of 2016 decreased $11.7 million, or 12.5%, to $82.8 million from $94.5 million in 2015, primarily due to lower headcount across all businesses and the impact of the sale of our Uruguayan staffing business during the first quarter of 2016. As a percent of staffing services revenue, these costs were 13.2% and 13.1% for 2016 and 2015, respectively.

Restructuring and severance costs: The segment's restructuring and severance costs of $1.5 million, primarily severance, were incurred as part of our overall cost reduction plan.

Impairment charges: The $1.0 million impairment charge during 2015 was a result of our annual impairment test for goodwill related to our staffing reporting unit in Uruguay.

Segment operating income: The segment’s operating income in the first six months of 2016 decreased $4.3 million to $9.7 million from $14.0 million in 2015. The decrease in operating income is primarily due to a decline in the results of our project-based programs and to a lesser extent in our traditional staffing and managed services programs due to the decline in revenue and related direct margin, partially offset by reductions in selling, administrative and other operating costs as well as impairment charges. Operating income in 2016 of $9.7 million included special items related to restructuring and severance costs of $1.5 million. Excluding the impact of this special item, segment operating income would have been $11.2 million on a Non-GAAP basis. Operating income in 2015 of $14.0 million included $1.3 million of special items related to impairment charges of $1.0 million and restructuring and severance costs of $0.3 million. Excluding the impact of this special item, segment operating income would have been $15.3 million on a Non-GAAP basis.

Other

Net revenue: The segment’s net revenue in the first six months of fiscal 2016 decreased $8.9 million, or 19.5%, to $36.3 million from $45.2 million in fiscal 2015. This decline is primarily due to the sale of substantially all of the assets of the VTG business in the fourth quarter of 2015 and the sale of our printing business in the third quarter of 2015. The remaining decrease was attributable to our information technology infrastructure services business due in part from lower volume from one of our aeronautical defense contractor customers resulting from decreased federal funding.

Cost of other revenue: The segment’s cost of other revenue in the first six months of 2016 decreased $6.8 million, or 17.3%, to $32.7 million from $39.5 million in 2015. The decrease is primarily due to the sale of our VTG and printing businesses as discussed above as well as the decrease in our information technology infrastructure services business.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs decreased $4.0 million, or 57.5%, to $2.9 million in the first six months of 2016 from $6.9 million in 2015, primarily from the sales of our VTG and printing businesses as discussed above as well as in our information technology infrastructure services business in response to the decrease in revenue.

Impairment charges: In conjunction with the initiative to potentially exit certain non-core operations, we performed an assessment of the printing business during 2015. Consequently, the net assets of the business of $4.4 million were fully impaired during the first six months of 2015.

Segment operating loss: The segment’s operating loss in the first six months of 2016 decreased $5.5 million to $0.1 million from $5.6 million in 2015 primarily from the impairment charge recorded in 2015, the sale of our printing business as well as decreased results in our information technology infrastructure services business primarily from lower volume from one of our aeronautical defense contractor customers resulting from decreased federal funding.

Corporate and Other Expenses

Corporate general and administrative: Corporate general and administrative costs decreased $0.2 million, or 0.9%, to $18.6 million from $18.8 million in 2015 primarily from a decrease in costs incurred in connection with responding to activist shareholders and related Board of Directors' search fees as well as higher audit fees, partially offset in the current year for costs incurred in executive search and consulting fees on corporate-wide initiatives linked to our turn-around strategies.

Corporate restructuring and severance costs: Corporate restructuring and severance costs in the first six months of fiscal 2016 included $1.2 million of severance costs incurred as part of our overall cost reduction plan. Corporate restructuring costs in the first six months of fiscal 2015 included $1.0 million of severance charges associated with the departure of our former Chief Financial Officer.

Gain on sale of building: Volt Opportunity Road Realty Corp., an indirect wholly-owned subsidiary of Volt, closed on the sale of real property comprised of land and building in San Diego, California during the second quarter of 2016. There was no mortgage on the property and the gain recorded on the sale was $1.7 million.

Operating loss: Operating loss in the first six months of 2016 decreased to $8.6 million from $11.4 million in 2015. The decrease in operating loss was primarily from impairments within our Staffing Services and Other segments in 2015, the decrease in selling, administrative and other operating costs and the gain on the sale of our building in San Diego, California. These items were partially offset by the decrease in operating results from our Staffing Services segment.

Other income (expense), net: Other expense in the first six months of 2016 increased $0.1 million to $2.5 million from $2.4 million in 2015, primarily due to the amortization of deferred financing fees partially offset by non-cash foreign exchange net losses on intercompany balances.

Income tax provision: Income tax provision was $1.6 million compared to $1.9 million in the first six months of 2016 and 2015, respectively. The provision in both periods primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from our Financing Program. Borrowing capacity under this program is directly impacted by the level of accounts receivable which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. In February 2016, Maintech entered into a $10.0 million short-term credit facility with Bank of America, N.A. ("BofA"), which supplements our existing Financing Program and provides additional liquidity for working capital and general corporate purposes.

Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 30 - 45 day credit terms, with few extenuating exceptions to 60 days, while our payroll and certain taxes are paid weekly.

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

While our overall liquidity continues to improve, our current Financing Program provides for a minimum liquidity covenant which is measured daily and consists of cash in banks plus undrawn amounts of the program. Prior to July 31, 2016, the required minimum liquidity covenant level is $35.0 million, and thereafter is $50.0 million. This places restrictions on our ability to utilize this cash. As of May 1, 2016, our liquidity, as defined in our debt agreement, was $58.8 million and at June 3, 2016 was $50.0 million. We believe our cash flow from operations and planned liquidity will be sufficient to meet our projected cash needs for the foreseeable future. As part of our upcoming financing negotiations, we are looking to replace or modify this covenant.

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

•	Deleveraging our balance sheet. By lowering our debt level, we will strengthen our balance sheet, reduce interest costs and reduce risk going forward;

•	Returning capital to shareholders. Part of our strategy is to return capital to our shareholders in connection with share buybacks through our existing share buyback program; and

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

Initiatives to Improve Operating Income, Cash Flows and Liquidity

We continue to make progress on several initiatives undertaken to enhance our liquidity position and shareholder value. We continue to actively manage our portfolio of business units and have exited both non-core businesses that were incurring losses and core businesses that were marginally profitable. We completed a number of significant divestitures in the latter part of fiscal 2015 and the first quarter of 2016, including the sale of our printing and staffing businesses in Uruguay, and the sale of substantially all the assets of our telecommunications, infrastructure and security services business. The above transactions netted nominal proceeds, however, we expect these transactions will be accretive to future operating cash flows.

We sold and simultaneously entered into a lease on our Orange, California property in March 2016 for a purchase price of $35.9 million. After the repayment of the mortgage on the property along with transaction-related expenses and fees, we received net cash proceeds of $27.1 million from the sale of the property. The lease on the property will expire in March 2031 with an annual base rent of $2.9 million for the first year with a 3.0% annual increase on the then-current base rent. The net proceeds from the sale will be used to ensure adequate levels of liquidity for working capital purposes, as well as to fund investments in technology and sales and marketing activities in support of our growth objectives. As previously disclosed, we are engaged in a sales process of Maintech. The timeline to complete a transaction could extend beyond the third quarter of fiscal 2016.

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

We have significant tax benefits including recoverable tax receivables of $16.0 million which, although dependent on the IRS, we expect to collect in the fourth quarter of fiscal 2016. Entering fiscal 2016 we also have federal net operating loss carryforwards, which are fully reserved with a valuation allowance of $133.6 million, capital loss carryforwards of $82.3 million and federal tax credits of $41.3 million which we will be able to utilize against future profits.

We remain committed to delivering superior client service at a reasonable cost. In an effort to reduce our future operating costs, we are making a significant investment to update our business processes, back-office financial suite and information technology tools that are critical to our success and offer more functionality at a lower cost. Our estimate of $12.0 million in expensed and capitalized costs remains on target. We expect that these activities will reduce costs of service through either the consolidation and/or elimination of certain systems and processes along with other reductions in discretionary spending. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability.

In the first quarter of fiscal 2016, we implemented a cost reduction plan as part of our overall initiative to become more efficient, competitive and profitable. We incurred restructuring charges of $3.6 million primarily resulting from a reduction in workforce, facility consolidation and lease termination costs. As a result of our cost reduction plan, we anticipate annual cost savings of approximately $10.0 million. Cost savings will be used consistent with our ongoing strategic efforts to strengthen our operations.

The following table sets forth our cash and available liquidity levels at the end of our last five quarters and our most recent week ended (in thousands):

Global Liquidity
	May 3, 2015	August 2, 2015	November 1, 2015	January 31, 2016	May 1, 2016	June 3, 2016

Cash and cash equivalents (a)	$6,070	$12,332	$10,188	$16,515	$23,171

Cash in banks (b)	$9,015	$18,134	$13,652	$21,140	$29,626	$20,186
Financing Program - PNC	7,900	8,900	35,700	23,584	26,053	26,766
Short-Term Credit Facility - BofA	—	—	—	—	3,105	3,032
Available liquidity (c)	$16,915	$27,034	$49,352	$44,724	$58,784	$49,984
(a) Per financial statements.
(b) Amount generally includes unpresented checks.
(c) Our Financing Program contains a minimum liquidity covenant of $35.0 million effective January 31, 2016, which increases to $50.0 million effective July 31, 2016 and thereafter.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Six Months Ended
	May 1, 2016	May 3, 2015
Net cash provided by operating activities	$2,489	$982
Net cash provided by (used in) investing activities	27,553	(2,754)
Net cash provided by (used in) financing activities	(15,831)	7,344
Effect of exchange rate changes on cash and cash equivalents	(1,228)	(1,958)
Net cash used in discontinued operations	—	(4,056)
Net increase (decrease) in cash and cash equivalents	$12,983	$(442)

Cash Flows - Operating Activities

The net cash provided by operating activities in the first six months ended May 1, 2016 was $2.5 million, an increase of $1.5 million from the same period in 2015. This increase resulted primarily from increased working capital relating to accrued expenses and other liabilities (accrued compensation and related taxes), partially offset by net assets held for sale and prepaid insurance and other assets. This was partially offset by an increase in our net loss when adjusted for non-cash items related to impairment charges, gain on dispositions of property and equipment and unrealized foreign currency exchange loss.

Cash Flows - Investing Activities

The net cash provided by investing activities in the first six months ended May 1, 2016 was $27.6 million, principally from the sale of property and equipment of $36.9 million, partially offset by the purchases of property, equipment and software of $8.5 million relating to our investment in updating our business processes, back-office financial suite and information technology tools. The net cash used in investing activities in the first six months ended May 3, 2015 was $2.8 million, principally from the purchase of property, equipment and software of $3.3 million.

Cash Flows - Financing Activities

The net cash used in financing activities in the first six months ended May 1, 2016 was $15.8 million principally from the net repayment of borrowings of $8.0 million and repayment of long-term debt of $7.3 million as a result of the sale-leaseback of our Orange, California facility. The net cash provided by financing activities in the first six months of 2015 was $7.3 million resulting from the elimination of cash restricted as collateral for borrowings of $10.4 million, partially offset by $4.3 million for the purchase of common stock.

Availability of Credit

At May 1, 2016 and November 1, 2015, we had a financing program that provided for multi-currency borrowing and issuance of letters of credit up to an aggregate of $150.0 million, and up to $250.0 million under an accordion feature in our Financing Program, subject to bank credit review and Volt board approval. At May 1, 2016 and November 1, 2015, we had outstanding borrowings of $90.0 million and $100.0 million, respectively, under the Financing Program and bore a weighted average annual interest rate of 2.2% and 1.7%, respectively, inclusive of certain facility fees.

In February 2016, Maintech entered into a $10.0 million 364-day short-term revolving credit facility with Bank of America, N.A., as lender. The provisions of the agreement will not preclude structuring and other activities required in anticipation of our sale of Maintech. As of May 1, 2016, the amount drawn under this facility was $2.0 million.
Financing Program

In January 2016, we amended our $150.0 million Financing Program with PNC Bank, National Association (“PNC”) to (1) extend the termination date to January 31, 2017; (2) eliminate the interest coverage ratio and modify the liquidity level requirement; (3) reduce the minimum funding threshold, as defined, from 60% to 40%, and (4) revise pricing from a LIBOR based rate plus 1.75% per the prior agreement, to a LIBOR based rate plus 1.90% on outstanding borrowings, and to increase the facility fee from 0.65% to 0.70%. The Financing Program is secured by receivables from certain Staffing Services businesses in the United States, Europe and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The subsidiary's sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of our other legal entities. Borrowing capacity under the Financing Program is directly impacted by the level of accounts receivable. As of November 1, 2015, the Financing Program was classified as long-term debt on the Condensed Consolidated Balance Sheets, however, as of the end of our fiscal first quarter 2016, the Financing Program was classified as short-term as the termination date is within twelve months of our first quarter 2016 balance sheet date.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to a minimum liquidity covenant which increased under the aforementioned amendment from $20.0 million in cash and cash equivalents and borrowing availability under the Financing Program, to $35.0 million effective January 31, 2016, which increases to $50.0 million effective July 31, 2016. The program is subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity covenant, triggering of portfolio ratio limits, or other material adverse events as defined. As of May 1, 2016, we were in compliance with all debt covenant requirements.

The Financing Program has a feature under which the facility limit can be increased from $150.0 million up to $250.0 million subject to credit approval from PNC. Borrowings are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million limit, and British Pounds Sterling, subject to a £20.0 million limit. The program also includes a letter of credit sublimit of $50.0 million and minimum borrowing requirements. As of May 1, 2016, there were no foreign currency denominated borrowings, and the letter of credit participation was $31.0 million inclusive of $28.9 million for the Company's casualty insurance program and $2.1 million for the security deposit required under the Orange facility lease agreement.

Bank of America Short-Term Credit Facility

In February 2016, Maintech, Incorporated, an indirect wholly-owned subsidiary of Volt, as borrower, entered into a $10.0 million 364-day secured revolving credit agreement with Bank of America, N.A. The credit agreement provides for revolving loans as well as a $0.1 million sub-line for letters of credit and is subject to borrowing base and availability restrictions and requirements. The credit agreement is secured by assets of the borrower, including accounts receivable, and the Company has guaranteed the obligations of the borrower under the agreement not to exceed $3.0 million. The credit agreement contains certain customary representations and warranties, events of default and affirmative and negative covenants.

The borrower may optionally terminate the credit agreement and repay the borrowings prior to the expiration date, without premium or penalty at any time by the delivery of a notice to that effect as provided under the credit agreement. It is anticipated that the credit agreement will be terminated before a sale of the borrower. Borrowings will be used for working capital and general corporate purposes. Interest under the credit agreement is one month LIBOR plus 2.75% on drawn amounts and a fixed rate of 0.375% on undrawn amounts.

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

Market risk is the potential economic gain or loss that may result from changes in market rates and prices. In the normal course of business, the Company’s earnings, cash flows and financial position are exposed to market risks relating to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of financial instruments. We limit these risks through risk management policies and procedures.

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At May 1, 2016, we had cash and cash equivalents on which interest income is earned at variable rates. At May 1, 2016, we had a $150.0 million accounts receivable securitization program, which can be increased up to $250.0 million subject to credit approval from PNC, to provide additional liquidity to meet our short-term financing needs. In addition, we have a $10.0 million secured revolving credit facility with Bank of America, N.A. which provides additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.5 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.8 million in the second quarter of fiscal 2016.

Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. The U.S. dollar weakened relative to many foreign currencies as of May 1, 2016 compared to November 1, 2015. Consequently, stockholders’ equity increased by $2.8 million as a result of the foreign currency translation as of May 1, 2016.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of May 1, 2016 would result in an approximate $1.4 million positive translation adjustment recorded in other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of May 1, 2016 would result in an approximate $1.4 million negative translation adjustment recorded in other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

Equity Risk

Our investments are exposed to market risk as they relate to changes in market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan. Changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At May 1, 2016, the total market value of these investments was approximately $3.8 million.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended May 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 10-K, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in our 2015 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION

On June 8, 2016, the Company’s Board of Directors (the “Board”) adopted an amended and restated Volt Information Sciences, Inc. Deferred Compensation and Supplemental Savings Plan (the “Plan”). The Plan, to be effective as of June 8, 2016, was amended to allow non-employee directors to participate in the Plan and to allow deferral of equity compensation for all participants. The Administrative Committee for Retirement Programs, under the supervision of the Board, administers the Plan and determines participation eligibility.

Each participant in the Plan will have the opportunity to defer a percentage of his or her compensation pursuant to the terms of the Plan as follows:  employee participants may elect to defer (i) up to 20% of his or her base salary; (ii) up to 50% of his or her annual cash commission, cash incentive, or other bonus award (deferrals under (i) and (ii) subject to an aggregate cap as specified in the Plan); and (iii) all or any portion of Company restricted stock units ("Company RSUs”) granted to the employee participant.  Non-employee director participants may elect to defer (i) all or any portion of cash compensation paid for services the director participant performed as a member of the Board; and (ii) all or any portion of Company RSUs granted to the director participant.

Compensation deferred under the Plan is not required to be contributed to the Plan, but will in any event become a liability of the Company and will be paid to participants pursuant to the terms of the Plan. The Board may amend or terminate the Plan at any time.  However, if an amendment would adversely affect a participant’s existing accrued benefits under the Plan, then the Company must first obtain that participant’s written consent.

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

10.1	Volt Information Sciences, Inc. Deferred Compensation and Supplemental Savings Plan, amended and restated effective June 8, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.

Date: June 8, 2016	By:	/s/	Michael Dean
Michael Dean
President and Chief Executive Officer (Principal Executive Officer)

Date: June 8, 2016	By:	/s/	Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 8, 2016	By:	/s/	Bryan Berndt
Bryan Berndt
Controller and Chief Accounting Officer (Principal Accounting Officer)