Form 10-Q
period 2016-07-31
VOLT INFORMATION SCIENCES, INC.
filed 2016-09-09
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of September 2, 2016, there were 20,894,383 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015

REVENUE:
Staffing services revenue	$313,428	$341,383	$939,356	$1,064,481
Other revenue	17,062	23,285	53,403	68,442
NET REVENUE	330,490	364,668	992,759	1,132,923

EXPENSES:
Direct cost of staffing services revenue	266,684	287,554	798,682	900,909
Cost of other revenue	15,110	19,696	47,785	59,210
Selling, administrative and other operating costs	49,712	58,025	154,019	178,227
Restructuring and severance costs	970	1,867	4,571	3,093
Impairment charges	—	580	—	5,954
Gain on sale of building	—	—	(1,663)	—
TOTAL EXPENSES	332,476	367,722	1,003,394	1,147,393

OPERATING LOSS	(1,986)	(3,054)	(10,635)	(14,470)

OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	(826)	(571)	(2,346)	(1,935)
Foreign exchange gain (loss), net	(1,003)	1,010	(1,238)	(153)
Other income (expense), net	(402)	(178)	(1,101)	(37)
TOTAL OTHER INCOME (EXPENSE), NET	(2,231)	261	(4,685)	(2,125)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,217)	(2,793)	(15,320)	(16,595)
Income tax provision	393	1,351	2,037	3,262
LOSS FROM CONTINUING OPERATIONS	(4,610)	(4,144)	(17,357)	(19,857)
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes (including loss on disposal of $1.2 million)	—	—	—	(4,519)
NET LOSS	$(4,610)	$(4,144)	$(17,357)	$(24,376)

PER SHARE DATA:

Basic:
Loss from continuing operations	$(0.22)	$(0.20)	$(0.83)	$(0.95)
Loss from discontinued operations	—	—	—	(0.22)
Net loss	$(0.22)	$(0.20)	$(0.83)	$(1.17)
Weighted average number of shares	20,846	20,741	20,824	20,821
Diluted:
Loss from continuing operations	$(0.22)	$(0.20)	$(0.83)	$(0.95)
Loss from discontinued operations	—	—	—	(0.22)
Net loss	$(0.22)	$(0.20)	$(0.83)	$(1.17)
Weighted average number of shares	20,846	20,741	20,824	20,821
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015

NET LOSS	$(4,610)	$(4,144)	$(17,357)	$(24,376)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0, respectively	(1,437)	(1,431)	(1,133)	(1,065)
Unrealized gain on marketable securities, net of taxes of $0, respectively	25	7	23	23
Total other comprehensive loss	(1,412)	(1,424)	(1,110)	(1,042)
COMPREHENSIVE LOSS	$(6,022)	$(5,568)	$(18,467)	$(25,418)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	July 31, 2016	November 1, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,886	$10,188
Restricted cash and short-term investments	16,392	14,977
Trade accounts receivable, net of allowances of $718 and $960, respectively	179,088	198,385
Recoverable income taxes	17,244	16,633
Prepaid insurance and other current assets	13,396	15,865
Assets held for sale	19,680	22,943
TOTAL CURRENT ASSETS	258,686	278,991
Other assets, excluding current portion	25,573	23,740
Property, equipment and software, net	27,783	24,095
TOTAL ASSETS	$312,042	$326,826

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued compensation	$29,850	$29,548
Accounts payable	35,113	39,164
Accrued taxes other than income taxes	22,962	22,719
Accrued insurance and other	31,170	34,391
Short-term borrowings, including current portion of long-term debt	92,000	982
Income taxes payable	—	1,658
Liabilities held for sale	5,571	7,345
TOTAL CURRENT LIABILITIES	216,666	135,807
Accrued insurance and other, excluding current portion	11,868	10,474
Deferred gain on sale of real estate, excluding current portion	26,594	—
Income taxes payable, excluding current portion	6,647	6,516
Deferred income taxes	3,436	3,225
Long-term debt, excluding current portion	—	106,313
TOTAL LIABILITIES	265,211	262,335
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 and 23,738,003, respectively; Outstanding - 20,894,383 and 20,801,080, respectively	2,374	2,374
Paid-in capital	75,861	75,803
Retained earnings	18,692	38,034
Accumulated other comprehensive loss	(9,104)	(7,994)
Treasury stock, at cost; 2,843,620 and 2,936,923 shares, respectively	(40,992)	(43,726)
TOTAL STOCKHOLDERS' EQUITY	46,831	64,491
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$312,042	$326,826
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	July 31, 2016	August 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,357)	$(24,376)
Loss from discontinued operations, net of income taxes	—	(4,519)
Loss from continuing operations	(17,357)	(19,857)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,541	5,110
Provision (release) of doubtful accounts and sales allowances	(240)	391
Impairment charges	—	5,954
Unrealized foreign currency exchange loss (gain)	1,617	(528)
Gain on dispositions of property and equipment	(2,326)	(253)
Deferred income tax benefit	—	(79)
Share-based compensation expense	1,020	2,564
Accretion of convertible note discount	(90)	(319)
Change in operating assets and liabilities:
Trade accounts receivable	19,756	33,919
Restricted cash	(2,426)	9,419
Prepaid insurance and other assets	(2,214)	(886)
Net assets held for sale	1,258	6,934
Accounts payable	(4,082)	(18,568)
Accrued expenses and other liabilities	1,409	(9,946)
Income taxes	(2,181)	2,251
Net cash provided by (used in) operating activities	(1,315)	16,106
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,230	1,011
Purchases of investments	(340)	(582)
Purchase of minority interest	(1,446)	—
Proceeds from sale of property and equipment	36,795	389
Purchases of property, equipment and software	(13,632)	(5,119)
Net cash provided by (used in) investing activities	22,607	(4,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash restricted as collateral for borrowings	—	10,436
Repayment of borrowings	(10,000)	(158,506)
Draw-down of borrowings	2,000	155,000
Repayment of long-term debt	(7,295)	(676)
Debt issuance costs	(669)	(746)
Proceeds from exercise of stock options	24	504
Purchases of common stock under repurchase program	—	(4,262)
Withholding tax payment on vesting of restricted stock awards	(116)	—
Net cash provided by (used in) financing activities	(16,056)	1,750
Effect of exchange rate changes on cash and cash equivalents	(2,538)	(3,679)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flow from operating activities	—	(56)
Cash flow from investing activities	—	(4,000)
Net cash used in discontinued operations	—	(4,056)
Net increase in cash and cash equivalents	2,698	5,820
Cash and cash equivalents, beginning of period	10,188	6,723
Change in cash from discontinued operations	—	(211)
Cash and cash equivalents, end of period	$12,886	$12,332
Cash paid during the period:
Interest	$2,436	$2,435
Income taxes	$3,727	$1,638
Supplemental disclosure of non-cash investing and financing activities:
Note receivable in exchange for Computer Systems segment net assets sold	$—	$8,363
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended July 31, 2016 and August 2, 2015
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. (“Volt” or the “Company”) have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended November 1, 2015. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, are based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended November 1, 2015.
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
In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. The amendments provide guidance on eight specific cash flow classification issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, corporate and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is in the process of assessing the impact that the adoption of this ASU will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. For public business entities that are SEC filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of assessing the impact that the adoption of this ASU will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is in the process of assessing the impact that the adoption of this ASU will have on its consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for reporting periods beginning after December 15, 2015, including interim reporting periods within those fiscal years.

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

NOTE 3: Discontinued Operations
On December 1, 2014, the Company completed the sale of its Computer Systems segment to NewNet Communication Technologies, LLC (“NewNet”), a Skyview Capital, LLC, portfolio company. The results of the Computer Systems segment are presented as discontinued operations and excluded from continuing operations and from segment results for all periods presented.

The proceeds of the transaction are a $10.0 million note bearing interest at one half (0.5) percent per year due in four years and convertible into a capital interest of up to 20% in NewNet. The Company may convert the note at any time and is entitled to receive early repayment in the event of certain events such as a change in control of NewNet. The proceeds are in exchange for the ownership of Volt Delta Resources, LLC and its operating subsidiaries, which comprised the Company's Computer Systems segment, and payment of $4.0 million by the Company during the first 45 days following the transaction. An additional payment will be made between the parties based on the comparison of the actual transaction date working capital amount to an expected working capital amount of $6.0 million (the contractually agreed upon working capital). The note was initially valued at $8.4 million which approximated its fair value. At July 31, 2016, the note is carried at net realizable value and the unamortized discount was $1.1 million. The parties are currently in active discussions to finalize the closing balance sheet working capital amounts.
The Company recognized a loss on disposal of $1.2 million from the sale transaction in the first quarter of 2015. The total related costs associated with this transaction were $2.2 million comprised of $0.9 million in severance costs, $0.9 million of professional fees and $0.4 million of lease obligation costs. These costs are recorded in Discontinued operations in the Condensed Consolidated Statements of Operations. As of July 31, 2016, $2.0 million has been paid and $0.2 million remains payable and is included in Accrued insurance and other in the Condensed Consolidated Balance Sheets.

The following table reconciles the major line items in the Condensed Consolidated Statements of Operations for discontinued operations (in thousands):

Nine Months Ended August 2, 2015
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

NOTE 4: Assets and Liabilities Held for Sale
In October 2015, the Company's Board of Directors (the "Board") approved a plan to sell the Company’s information technology infrastructure services business (“Maintech”) and staffing services business in Uruguay (“Lakyfor, S.A.”).
Maintech met all of the criteria to classify its assets and liabilities as held for sale in the fourth quarter of fiscal 2015. The potential disposal of Maintech did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and is, therefore, not classified as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), (“ASU 2014-08”). As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations exceeded the carrying value of the net assets and no impairment charge was recorded. The timeline to complete a transaction has extended beyond the third quarter of fiscal 2016.
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

The following table reconciles the major classes of assets and liabilities classified as held for sale as part of continuing operations in the Condensed Consolidated Balance Sheets (in thousands):

	July 31, 2016	November 1, 2015
Assets included as part of continuing operations
Cash and cash equivalents	$825	$1,537
Trade accounts receivable, net	14,591	15,671
Recoverable income taxes	54	165
Prepaid insurance and other assets	3,573	4,886
Property, equipment and software, net	142	189
Purchased intangible assets	495	495
Total major classes of assets as part of continuing operations - Maintech and Lakyfor, S.A. (1)	$19,680	$22,943

Liabilities included as part of continuing operations
Accrued compensation	$2,439	$3,509
Accounts payable	684	1,387
Accrued taxes other than income taxes	775	1,165
Accrued insurance and other	586	523
Deferred revenue	1,087	761
Total major classes of liabilities as part of continuing operations - Maintech and Lakyfor, S.A. (1)	$5,571	$7,345

(1) The Balance Sheet as of July 31, 2016 only includes Maintech.

Note 5: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three and nine months ended July 31, 2016 were (in thousands):
	Three Months Ended		Nine Months Ended
	July 31, 2016		July 31, 2016
	Foreign Currency Translation	Unrealized Loss on Marketable Securities	Foreign Currency Translation	Unrealized Loss on Marketable Securities

Accumulated other comprehensive loss at beginning of the period	$(7,667)	$(25)	$(7,971)	$(23)
Other comprehensive income (loss) before reclassifications	(1,437)	25	(1,133)	23
Accumulated other comprehensive loss at July 31, 2016	$(9,104)	$—	$(9,104)	$—

Reclassifications from accumulated other comprehensive loss for the three and nine months ended July 31, 2016 and August 2, 2015 were (in thousands):
	Three Months Ended		Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Foreign currency translation
Sale of foreign subsidiaries, net of tax	$—	$—	$—	$(3,181)
Closure of foreign subsidiary	(643)	—	(643)	—

Amount reclassified from accumulated other comprehensive loss for the nine months ended July 31, 2016 and August 2, 2015 were (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Fiscal Year	Amount Reclassified	Affected Line Item in the Statement Where Net Loss is Presented
Foreign currency translation
Closure of foreign subsidiary	2016	$643	Foreign exchange gain (loss), net
Sale of foreign subsidiaries	2015	3,181	Discontinued operations

NOTE 6: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral are classified as an operating activity, as this cash is directly related to the operations of this business. At July 31, 2016 and November 1, 2015, restricted cash included $10.6 million and $9.3 million, respectively, restricted for payment to associate vendors and $2.0 million and $0.9 million, respectively, restricted for other collateral accounts.

At July 31, 2016 and November 1, 2015, short-term investments were $3.8 million and $4.8 million, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company's provision for income taxes primarily includes foreign jurisdictions and state taxes. The provision for income taxes in the third quarter of fiscal 2016 and 2015 was $0.4 million and $1.4 million, respectively, and for the nine months ended July 31, 2016 and August 2, 2015 was $2.0 million and $3.3 million, respectively. The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company adjusts its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate, consistent with Accounting Standards Codification (“ASC”) 270, “Interim Reporting,” and ASC 740-270, “Income Taxes – Intra Period Tax Allocation.” Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. The Company's future effective tax rates could be affected by earnings being different than anticipated in countries with differing statutory rates, increases in recorded valuation allowances of tax assets, or changes in tax laws.

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
The transaction was accounted for as a sale-leaseback transaction and as an operating lease. The initial lease term is 15 years plus renewal options for two terms of five years each based on the greater of fair market value at the time of the renewal or the base annual rent payable during the last month of the then-current term immediately preceding the extended period. The annual base rent will be $2.9 million for the first year of the initial term and increase on each adjustment date by 3.0% of the then-current annual base rent. A security deposit of $2.1 million is required for the first year of the lease term which is secured by a letter of credit under the Company's existing Financing Program with PNC Bank National Association (“PNC”) and will subsequently be reduced if certain conditions are met. Accordingly, the gain on sale of $29.4 million will be deferred and recognized in proportion to the related gross rental charges to expense over the lease term. For the three months and nine months ended July 31, 2016, the amortization was $0.5 million and $0.8 million, respectively.
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

NOTE 9: Debt

In January 2016, the Company amended its $150.0 million Financing Program with PNC to (1) extend the termination date to January 31, 2017; (2) eliminate the interest coverage ratio and modify the liquidity level requirement; (3) reduce the minimum funding threshold, as defined, from 60% to 40%; and (4) revise pricing from a LIBOR based rate plus 1.75% per the prior agreement, to a LIBOR based rate plus 1.90% on outstanding borrowings, and to increase the facility fee from 0.65% to 0.70%. The Financing Program is secured by receivables from certain Staffing Services businesses in the United States, Europe and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary's sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of the Company's other legal entities. Borrowing capacity under the Financing Program is directly impacted by the level of accounts receivable. At July 31, 2016, the accounts receivable borrowing base was $151.7 million. As of November 1, 2015, the Financing Program was classified as long-term debt on the Condensed Consolidated Balance Sheets, however, as of the end of the Company's first quarter of fiscal 2016, the Financing Program was classified as short-term as the termination date is within twelve months of the Company’s first quarter of fiscal 2016 balance sheet date.

The liquidity level requirement under our Financing Program set a minimum global liquidity level of $20.0 million at the origination of the facility in July 2015. Under the first amendment to the Financing Program, the liquidity level was increased from $20.0 million to $35.0 million effective January 31, 2016 and to $50.0 million effective July 31, 2016. The July 31st threshold was established assuming the Company completed certain liquidity events. In order to better align the covenants to the timing of certain liquidity events, in July 2016, the Company further amended the Financing Program to reduce the minimum liquidity covenant level from $50.0 million to $35.0 million for the period beginning July 31, 2016 through the earlier of: 1) the date of the sale of Maintech, if such is closed on or before September 30, 2016, and 2) October 30, 2016 thereafter it increases to $50.0 million. The amendment also adds a negative covenant prohibiting certain capital stock transactions by the Company through the earlier of: 1) the date of the sale of Maintech, if such is closed on or before September 30, 2016, and 2) October 31, 2016.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity covenant, triggering of portfolio ratio limits, or other material adverse events as defined. At July 31, 2016, the Company was in compliance with all debt covenant requirements.

The Financing Program has a feature under which the facility limit can be increased from $150.0 million up to $250.0 million subject to credit approval from PNC. Borrowings are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million limit, and British Pounds Sterling, subject to a £20.0 million limit. The program also includes a letter of credit sublimit of $50.0 million and minimum borrowing requirements. As of July 31, 2016, there were no foreign currency denominated borrowings, and the letter of credit participation was $31.0 million inclusive of $28.9 million for the Company's casualty insurance program and $2.1 million for the security deposit required under the Orange facility lease agreement.
At July 31, 2016 and November 1, 2015, the Company had outstanding borrowing under this program of $90.0 million and $100.0 million, respectively, and bore a weighted average annual interest rate of 2.4% and 1.7% during the third quarter of fiscal 2016 and 2015, respectively, and 2.3% and 1.7% during the first nine months of fiscal 2016 and 2015, respectively, which is inclusive of certain facility fees. At July 31, 2016, there was $29.0 million additional availability under this program, exclusive of the availability under the aforementioned accordion feature.

In February 2016, Maintech, as borrower, entered into a $10.0 million 364-day secured revolving credit agreement with Bank of America, N.A. The credit agreement provides for revolving loans as well as a $0.1 million sub-line for letters of credit and is subject to borrowing base and availability restrictions and requirements. The credit agreement is secured by assets of the borrower, including accounts receivable, and the Company has guaranteed the obligations of the borrower under the agreement not to exceed $3.0 million. The credit agreement contains certain customary representations and warranties, events of default and affirmative and negative covenants, including a minimum interest requirement based on $2.0 million drawn, which was the outstanding amount under this facility at July 31, 2016. At July 31, 2016, there was $3.4 million of additional availability under this program.

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

NOTE 10: Stock Compensation Plans

2015 Equity Incentive Plan

On June 9, 2016, the stockholders of the Company approved the 2015 Equity Incentive Plan (the “2015 Plan”), which replaces the 2006 Incentive Stock Plan (the “2006 Plan”) that terminated on September 5, 2016. All outstanding shares granted under the 2006 Plan will remain valid. The 2015 Plan was previously adopted by the Board on October 19, 2015 and subsequently amended on January 13, 2016. The 2015 Plan authorizes the Board to award equity-based compensation in the form of (1) stock options, including incentive stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units (“RSUs”), (5) performance awards, (6) other stock-based awards, and (7) performance compensation awards. Subject to adjustment as provided in the 2015 Plan, up to an aggregate of 3,000,000 shares of the Company’s common stock may be issued or transferred in connection with awards granted thereunder.

During the third quarter of fiscal 2016, the Company granted an aggregate of 938,767 stock options and 253,271 RSUs under the 2015 Plan in addition to 26,031 stock options and 5,233 RSUs under the 2006 Plan. This was comprised of: (i) 782,748 stock options and 156,608 RSUs granted to certain employees including executive management as long term incentive awards, (ii) 182,050 stock options and 40,016 RSUs granted to the Chief Executive Officer which was subject to shareholder approval of the 2015 Plan pursuant to his employment agreement dated October 19, 2015 and (iii) 61,880 RSUs granted to members of the Board as part of their annual compensation.
The grants were based on the fair value at the grant date with a total fair value of approximately $3.8 million. The grants for the Board members vested immediately whereas the grants for the employees will vest in tranches ratably over three years provided the employees remain employed on each of those vesting dates. The weighted average fair value per unit for the RSUs was $6.06. Compensation expense for the vested units was recognized on the grant date. The stock options have a weighted average exercise price of $6.49 and expire 10 years from the initial grant date. Compensation expense for the stock options and units that were not immediately vested is recognized over the vesting period.

Determining Fair Value - Stock Options

The fair value of the option grant was estimated using the Black-Scholes option pricing model which requires estimates of key assumptions based on both historical information and management judgment regarding market factors and trends.

Expected volatility - We developed the expected volatility by using the historical volatilities of the Company for a period equal to the expected life of the option.

Expected term - We derived our expected term assumption based on the simplified method due to a lack of historical exercise data, which results in an expected term based on the midpoint between the graded vesting dates and contractual term of an option.

Risk-free interest rate - The rates are based on the average yield of a U.S. Treasury bond whose term was consistent with the expected life of the stock options.

Expected dividend yield - We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield was assumed to be zero.

The weighted average assumptions used to estimate the fair value of stock options for the three months ended July 31, 2016 were as follows:

Fair value of stock option granted	$2.32
Expected volatility	40.0%
Expected term (in years)	6.0
Risk-free interest rate	1.29%
Expected dividend yield	0.0%

For the three months ended July 31, 2016, stock compensation expense related to these grants was approximately $0.6 million and was recognized in Selling, administrative and other operating costs in the Company’s Consolidated Statements of Operations. As of July 31, 2016, total unrecognized compensation expense of $3.2 million related to stock options and RSUs from these grants will be recognized over the remaining weighted average vesting period of 2.75 years, of which $0.6 million, $1.7 million, $0.7 million and $0.2 million is expected to be recognized in fiscal 2016, 2017, 2018 and 2019, respectively.

NOTE 11: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Numerator
Loss from continuing operations	$(4,610)	$(4,144)	$(17,357)	$(19,857)
Loss from discontinued operations, net of income taxes	—	—	—	(4,519)
Net loss	$(4,610)	$(4,144)	$(17,357)	$(24,376)
Denominator
Basic weighted average number of shares	20,846	20,741	20,824	20,821
Diluted weighted average number of shares	20,846	20,741	20,824	20,821

Basic:
Loss from continuing operations	$(0.22)	$(0.20)	$(0.83)	$(0.95)
Loss from discontinued operations, net of income taxes	—	—	—	(0.22)
Net loss	$(0.22)	$(0.20)	$(0.83)	$(1.17)

Diluted:
Loss from continuing operations	$(0.22)	$(0.20)	$(0.83)	$(0.95)
Loss from discontinued operations, net of income taxes	—	—	—	(0.22)
Net loss	$(0.22)	$(0.20)	$(0.83)	$(1.17)

Options to purchase 1,898,397 and 1,007,911 shares of the Company’s common stock were outstanding at July 31, 2016 and August 2, 2015, respectively. Additionally, there were 237,864 and 42,000 unvested restricted shares outstanding at July 31, 2016 and August 2, 2015, respectively. The options and restricted shares were not included in the computation of diluted earnings (loss) per share in the three and nine months of fiscal 2016 and 2015 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

Note 12: Restructuring and Severance Costs

In November 2015, the Company implemented a cost reduction plan. In connection with the initial and ongoing plan to reduce costs, the Company estimates that it will incur restructuring charges of approximately $5.5 million in fiscal 2016, primarily resulting from a reduction in workforce, facility consolidation and lease termination costs.

The Company incurred total restructuring and severance costs of $1.0 million for the three months ended July 31, 2016 and $4.6 million for the nine months ended July 31, 2016. The following table presents the restructuring and severance costs for the three and nine months ended July 31, 2016 (in thousands):

	Three Months Ended	Nine Months Ended
	July 31, 2016	July 31, 2016
Staffing Services segment
Severance and benefit costs	$571	$1,928
Other	138	293
	709	2,221
Other segment
Severance and benefit costs	46	934
Corporate
Severance and benefit costs	215	1,416
Total restructuring and severance costs	$970	$4,571

Consolidated
Severance and benefit costs	$832	$4,278
Other	138	293
Total restructuring and severance costs	$970	$4,571
Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Condensed Consolidated Balance Sheets. Activity for the nine months ended July 31, 2016 are summarized as follows (in thousands):

Balance at November 1, 2015	$—
Charged to expense	4,571
Cash payments	(3,607)
Balance at July 31, 2016	$964

The remaining charges as of July 31, 2016 for the Staffing Services and Other segments as well as Corporate of $0.7 million, $0.1 million and $0.2 million, respectively, are expected to be paid during fiscal 2016 and 2017.
NOTE 13: Commitments and Contingencies

(a)	Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company’s loss contingencies consist primarily of claims and legal actions arising in the normal course of business related to contingent worker employment matters in the Staffing Services segment. These matters are at varying stages of investigation, arbitration or adjudication. The Company has accrued for losses on individual matters that are both probable and reasonably estimable.
Estimates are based on currently available information and assumptions. Significant judgment is required in both the determination of probability and the determination of whether a matter is reasonably estimable. The Company’s estimates may change and actual expenses could differ in the future as additional information becomes available.

NOTE 14: Segment Data

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

Financial data concerning the Company’s revenue and segment operating income (loss) by reportable operating segment for the three and nine months ended July 31, 2016 and August 2, 2015 are summarized in the following tables (in thousands):

	Three Months Ended July 31, 2016
	Total	Staffing Services	Other
Net revenue	$330,490	$313,428	$17,062
Expenses
Direct cost of staffing services revenue	266,684	266,684	—
Cost of other revenue	15,110	—	15,110
Selling, administrative and other operating costs	41,367	39,926	1,441
Restructuring and severance costs	755	709	46
Segment operating income	6,574	6,109	465
Corporate general and administrative	8,345
Corporate restructuring and severance costs	215
Operating loss	$(1,986)

	Three Months Ended August 2, 2015
	Total	Staffing Services	Other
Net revenue	$364,668	$341,383	$23,285
Expenses
Direct cost of staffing services revenue	287,554	287,554	—
Cost of other revenue	19,696	—	19,696
Selling, administrative and other operating costs	46,950	43,197	3,753
Restructuring and severance costs	400	341	59
Impairment charges	580	2,130	(1,550)
Segment operating income	9,488	8,161	1,327
Corporate general and administrative	11,075
Corporate restructuring costs	1,467
Operating loss	$(3,054)

	Nine Months Ended July 31, 2016
	Total	Staffing Services	Other
Net revenue	$992,759	$939,356	$53,403
Expenses
Direct cost of staffing services revenue	798,682	798,682	—
Cost of other revenue	47,785	—	47,785
Selling, administrative and other operating costs	127,042	122,676	4,366
Restructuring and severance costs	3,155	2,221	934
Segment operating income	16,095	15,777	318
Corporate general and administrative	26,977
Corporate restructuring and severance costs	1,416
Gain on sale of building	(1,663)
Operating loss	$(10,635)

	Nine Months Ended August 2, 2015
	Total	Staffing Services	Other
Net revenue	$1,132,923	$1,064,481	$68,442
Expenses
Direct cost of staffing services revenue	900,909	900,909	—
Cost of other revenue	59,210	—	59,210
Selling, administrative and other operating costs	148,354	137,721	10,633
Restructuring and severance costs	651	616	35
Impairment charges	5,954	3,107	2,847
Segment operating income (loss)	17,845	22,128	(4,283)
Corporate general and administrative	29,873
Corporate restructuring and severance costs	2,442
Operating loss	$(14,470)

NOTE 15: Subsequent Event

On September 6, 2016, the Company amended its Financing Program to increase the facility limit from $150.0 million to $160.0 million under the expandable accordion feature in the program. The Company entered into this amendment to utilize the additional borrowing base provided by the current and potential growth in eligible accounts receivable balances.

On September 7, 2016, the Company's Human Resources and Compensation Committee of the Board of Directors approved the Volt Information Sciences, Inc. Annual Incentive Plan ("AIP"). The purpose of the AIP is to provide eligible employees with annual compensation opportunities intended to promote and reward both company and individual performances that are aligned with the overall company strategy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. This MD&A should be read in conjunction with the MD&A included in our Form 10-K for the fiscal year ended November 1, 2015, as filed with the SEC on January 13, 2016 (the “2015 Form 10-K”). References in this document to “Volt,” “Company,” “we,” “us” and “our” mean Volt Information Sciences, Inc. and our consolidated subsidiaries, unless the context requires otherwise. The statements below should also be read in conjunction with the description of the risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of the 2015 Form 10-K.

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

Special items generally include impairments, restructuring and certain expenses or income not indicative of our current or future period performance. In addition, as a result of our Company's strategic reorganization, which included changes to executive management and the Board of Directors as well as the ongoing execution of new strategic initiatives, certain charges were identified as "special items" which were not historically common operational expenditures for us. Such charges included professional search fees, certain board compensation and other professional service fees. While we believe that the inclusion of these charges as special items were useful in the evaluation of our results compared to prior periods, we do not anticipate that these items will be included in our Non-GAAP measure comparative in the future.

Overview

We are a global provider of staffing services (traditional time and materials-based as well as project-based), and information technology infrastructure services. Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily light industrial, professional administration, technical, information technology and engineering positions. Our project-based staffing assists with individual customer assignments as well as customer care call centers and gaming industry quality assurance testing services. Our managed service programs consist of managing the procurement and on-boarding of contingent workers from multiple providers. Our information technology infrastructure services (“Maintech”) provide server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations.

As of July 31, 2016, we employed approximately 26,000 people, including 23,800 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from 110 locations worldwide with approximately 85% of our revenues generated in the United States. Our principal international markets include Canada, Europe and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

Results of Continuing Operations

The following discussion and analysis of operating results is presented at the reporting segment level. Since this discussion would be substantially the same at the consolidated level, we have therefore not included a redundant discussion.

RESULTS OF CONTINUING OPERATIONS
Consolidated Results by Segment

	Three Months Ended July 31, 2016			Three Months Ended August 2, 2015
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net revenue	$330,490	$313,428	$17,062	$364,668	$341,383	$23,285

Expenses
Direct cost of staffing services revenue	266,684	266,684	—	287,554	287,554	—
Cost of other revenue	15,110	—	15,110	19,696	—	19,696
Selling, administrative and other operating costs	41,367	39,926	1,441	46,950	43,197	3,753
Restructuring and severance costs	755	709	46	400	341	59
Impairment charges	—	—	—	580	2,130	(1,550)
Segment operating income	6,574	6,109	465	9,488	8,161	1,327
Corporate general and administrative	8,345			11,075
Corporate restructuring and severance costs	215			1,467
Operating loss	(1,986)			(3,054)
Other income (expense), net	(2,231)			261
Income tax provision	393			1,351
Net loss from continuing operations	$(4,610)			$(4,144)

Results of Operations (Q3 2016 vs. Q3 2015)

Staffing Services

Net revenue: The segment’s net revenue in the third quarter of fiscal 2016 decreased $28.0 million, or 8.2%, to $313.4 million from $341.4 million in fiscal 2015. The revenue decline was primarily driven by our traditional staffing, project-based and managed services programs. In our traditional staffing offering, we experienced both lower demand from our customers in our technical skill sets as well as a change in the overall mix from technical to A&I skill sets. Declines were most prevalent with our customers in the industrial and commercial manufacturing and utility industries, partially offset by increases in transportation manufacturing, communications and retail apparel industries. Project-based programs experienced decreases primarily attributed to lower volume from a large customer in both our application testing and call center service offerings. Managed services programs experienced a decrease primarily due to lower volume as well as our decision not to pursue continued business with certain customers. Additionally, the decrease was partially attributed to unprofitable businesses that were either sold or shutdown during the latter part of 2015 and in 2016.

Direct cost of staffing services revenue: Direct cost of staffing services revenue in the third quarter of 2016 decreased $20.9 million, or 7.3%, to $266.7 million from $287.6 million in 2015. The decrease was primarily the result of fewer contingent staff on assignment within our traditional staffing business as well as a reduction in revenues in our project-based and managed services programs. Direct margin of staffing services revenue as a percent of staffing revenue was 14.9% compared to 15.8% in 2015. Despite an increase in our traditional staffing direct margin percentage from 2015, the decline in direct margin percentage was primarily experienced in our higher margin project-based programs.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the third quarter of 2016 decreased $3.3 million, or 7.6%, to $39.9 million from $43.2 million in 2015, primarily due to lower headcount as part of our cost reduction efforts across all businesses and the impact of the sale of our Uruguayan staffing business during the first quarter of 2016. As a percent of staffing revenue, these costs were 12.7% in both the third quarter of 2016 and 2015.

Impairment charges: The $2.1 million impairment charge during 2015 is primarily related to an impairment of previously capitalized internally developed software as it was no longer expected to provide future value in light of an anticipated technology upgrade.

Segment operating income: The segment’s operating income in the third quarter of 2016 decreased $2.1 million to $6.1 million from $8.2 million in 2015. The decrease in operating income is primarily due to a decline in the results of our project-based programs and managed services programs due to the decline in revenue and related direct margin, partially offset by the increase in direct margins in our traditional staffing services, reductions in selling, administrative and other operating costs as well as impairment charges.

Operating income in 2016 of $6.1 million included $0.7 million of a special item related restructuring and severance costs. Excluding the impact of this special item, segment operating income would have been $6.8 million on a Non-GAAP basis. Operating income in 2015 of $8.2 million included $2.5 million of special items related to impairment charges and restructuring and severance costs. Excluding the impact of these special items, segment operating income would have been $10.7 million on a Non-GAAP basis.

Other

Net revenue: The segment’s net revenue in the third quarter of fiscal 2016 decreased $6.2 million, or 26.7%, to $17.1 million from $23.3 million in fiscal 2015. This decline is primarily due to the sale of our telephone directory publishing and printing business (“printing”) in the third quarter of 2015 and the sale of substantially all of the assets of the telecommunications infrastructure and security services business (“VTG”) in the fourth quarter of 2015. The remaining decrease was attributable to our information technology infrastructure services business due in part to lower volume from one of our aeronautical defense contractor customers resulting from decreased federal funding as well as in our sub-contractor revenue solution as the prime contractor was not awarded contract renewals.

Cost of other revenue: The segment’s cost of other revenue in the third quarter of 2016 decreased $4.6 million, or 23.3%, to $15.1 million from $19.7 million in 2015. This decrease is primarily due to the sale of our printing and VTG businesses as discussed above as well as the decrease in our information technology infrastructure services business.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs decreased $2.4 million, or 61.6%, to $1.4 million in the third quarter of 2016 from $3.8 million in 2015, primarily in our information technology infrastructure services business in response to the decrease in revenue and lower legal fees as well as the sales of our printing and VTG businesses as discussed above.

Impairment charges: In the third quarter of 2015, an adjustment of $1.6 million was recorded to the impairment charge recorded in the second quarter of 2015 related to valuation allowances on impaired deferred tax assets.

Segment operating income: The segment’s operating income in the third quarter of 2016 decreased $0.8 million to $0.5 million from $1.3 million in 2015 primarily from the impairment charge recorded in 2015 as well as the sale of our printing business.

Corporate and Other Expenses

Corporate general and administrative: Corporate general and administrative costs in the third quarter of 2016 decreased $2.8 million, or 24.7%, to $8.3 million from $11.1 million in 2015 primarily from decreased stock-based compensation as compared to the amount provided to our new Board of Directors in 2015 and professional fees.

Operating loss: Operating loss in the third quarter of 2016 decreased to $2.0 million from $3.1 million in 2015. This decrease was primarily from a reduction of our Corporate general and administrative costs, decreased restructuring and severance costs as well as the absence of impairment charges in the third quarter of 2016, partially offset by a decrease in operating results from our Staffing Services segment.

Other income (expense), net: Other income (expense) in the third quarter of 2016 decreased $2.5 million to other expense of $2.2 million from other income of $0.3 million in 2015, primarily related to fluctuation in European currency rates, closure of a foreign subsidiary and non-cash foreign exchange net losses on intercompany balances.

Income tax provision: Income tax provision was $0.4 million compared to $1.4 million in the third quarter of 2016 and 2015, respectively. The provision in both periods primarily related to locations outside of the United States.

Consolidated Results by Segment

	Nine Months Ended July 31, 2016			Nine Months Ended August 2, 2015
(in thousands)	Total	Staffing Services	Other	Total	Staffing Services	Other
Net revenue	$992,759	$939,356	$53,403	$1,132,923	$1,064,481	$68,442

Expenses
Direct cost of staffing services revenue	798,682	798,682	—	900,909	900,909	—
Cost of other revenue	47,785	—	47,785	59,210	—	59,210
Selling, administrative and other operating costs	127,042	122,676	4,366	148,354	137,721	10,633
Restructuring and severance costs	3,155	2,221	934	651	616	35
Impairment charges	—	—	—	5,954	3,107	2,847
Segment operating income (loss)	16,095	15,777	318	17,845	22,128	(4,283)
Corporate general and administrative	26,977			29,873
Corporate restructuring and severance costs	1,416			2,442
Gain on sale of building	(1,663)			—
Operating loss	(10,635)			(14,470)
Other income (expense), net	(4,685)			(2,125)
Income tax provision	2,037			3,262
Net loss from continuing operations	$(17,357)			$(19,857)

Results of Operations (Q3 2016 YTD vs. Q3 2015 YTD)

Staffing Services

Net revenue: The segment’s net revenue in the first nine months of fiscal 2016 decreased $125.1 million, or 11.8%, to $939.4 million from $1,064.5 million in fiscal 2015. The revenue decline is primarily driven by our traditional staffing, project-based and managed services programs. In our traditional staffing offering, we experienced both lower demand from our customers in both our technical and non-technical A&I skill sets as well as a change in overall mix from technical to A&I skill sets. Declines were most prevalent with our customers in the industrial and commercial manufacturing (primarily supporting the oil and gas industry) and utility industries, partially offset by increases in transportation manufacturing, communications and retail apparel industries. Project-based programs experienced decreases primarily attributed to lower volume from a large customer in both our application testing and call center service offerings. Managed services programs experienced lower volume as well as a decrease primarily from our decision not to pursue continued business with certain customers. Additionally, the decrease was partially attributed to unprofitable businesses that were either sold or shutdown during the latter part of 2015 and in 2016.

Direct cost of staffing services revenue: Direct cost of staffing services revenue in the first nine months of 2016 decreased $102.2 million, or 11.3%, to $798.7 million from $900.9 million in 2015. The decrease was primarily the result of fewer contingent staff on assignment within our traditional staffing business as well as a reduction in revenues in our project-based and managed services programs. Direct margin of staffing services revenue as a percent of staffing revenue in 2016 was 15.0% from 15.4% in 2015. Despite a slight increase in our traditional staffing direct margin percentage from 2015, the decline in direct margin percentage was primarily experienced in our higher margin project-based programs.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs in the first nine months of 2016 decreased $15.0 million, or 10.9%, to $122.7 million from $137.7 million in 2015, primarily due to lower headcount as part of our cost reduction efforts across all businesses and the impact of the sale of our Uruguayan staffing business during the first quarter of 2016. As a percent of staffing services revenue, these costs were 13.1% and 12.9% for 2016 and 2015, respectively.

Restructuring and severance costs: The segment's restructuring and severance costs were $2.2 million and $0.6 million in the first nine months of 2016 and 2015, respectively. These costs, primarily severance, were incurred as part of our overall cost reduction plan.

Impairment charges: The $3.1 million charge during 2015 is a result of impairment of previously capitalized internally developed software resulting from an approved plan to upgrade a certain portion of our front office technology as well as our annual impairment test for goodwill during the second quarter of 2015 related to our staffing reporting unit in Uruguay.

Segment operating income: The segment’s operating income in the first nine months of 2016 decreased $6.3 million to $15.8 million from $22.1 million in 2015. The decrease in operating income is primarily due to a decline in the results of our project-based programs and managed services programs due to the decline in revenue and related direct margin, partially offset by reductions in selling, administrative and other operating costs as well as impairment charges. Operating income in 2016 of $15.8 million included a special item related to restructuring and severance costs of $2.2 million. Excluding the impact of this special item, segment operating income would have been $18.0 million on a Non-GAAP basis. Operating income in 2015 of $22.1 million included $3.7 million of special items related to impairment charges of $3.1 million and restructuring and severance costs of $0.6 million. Excluding the impact of these special items, segment operating income would have been $25.8 million on a Non-GAAP basis.

Other

Net revenue: The segment’s net revenue in the first nine months of fiscal 2016 decreased $15.0 million, or 22.0%, to $53.4 million from $68.4 million in fiscal 2015. This decline is primarily due to the sale of our printing business in the third quarter of 2015 and the sale of substantially all of the assets of the VTG business in the fourth quarter of 2015. The remaining decrease was attributable to our information technology infrastructure services business due in part to lower volume from one of our aeronautical defense contractor customers resulting from decreased federal funding as well as in our sub-contractor revenue solution as the prime contractor was not awarded contract renewals.

Cost of other revenue: The segment’s cost of other revenue in the first nine months of 2016 decreased $11.4 million, or 19.3%, to $47.8 million from $59.2 million in 2015. The decrease is primarily due to the sale of our printing and VTG businesses as discussed above as well as the decrease in our information technology infrastructure services business.

Selling, administrative and other operating costs: The segment’s selling, administrative and other operating costs decreased $6.2 million, or 58.9%, to $4.4 million in the first nine months of 2016 from $10.6 million in 2015, primarily from the sales of our printing and VTG businesses as discussed above as well as in our information technology infrastructure services business in response to the decrease in revenue as well as lower legal fees.

Restructuring and severance costs: The segment's restructuring and severance costs were $0.9 million in the first nine months of 2016. These costs, primarily severance, were incurred in response to the decrease in revenue.

Impairment charges: In conjunction with the initiative to potentially exit certain non-core operations, we performed an assessment in 2015 of the telephone directory publishing and printing business in Uruguay. Consequently, the net assets of the business of $2.8 million were fully impaired.

Segment operating income (loss): The segment’s operating results in the first nine months of 2016 increased $4.6 million to operating income of $0.3 million compared with an operating loss of $4.3 million in 2015 primarily from the impairment charge recorded in 2015, the sale of our printing business as well as decreased results in our information technology infrastructure services business primarily from lower volume from one of our aeronautical defense contractor customers resulting from decreased federal funding as well as in our sub-contractor revenue solution as the prime contractor was not awarded contract renewals.

Corporate and Other Expenses

Corporate general and administrative: Corporate general and administrative costs decreased $2.9 million, or 9.7%, to $27.0 million from $29.9 million in 2015 primarily from a decrease in costs incurred in connection with responding to activist shareholders and related Board of Directors' search fees, decreased stock-based compensation as compared to what was provided to our new Board of Directors in 2015 as well as a decrease in audit fees, partially offset in the current year for costs incurred in executive search and consulting fees on corporate-wide initiatives linked to our turn-around strategies.

Corporate restructuring and severance costs: Corporate restructuring and severance costs in the first nine months of fiscal 2016 included $1.4 million of severance costs incurred as part of our overall cost reduction plan. Corporate restructuring costs in the first nine months of fiscal 2015 included $2.4 million of severance charges associated with the departure of our former Chief Executive Officer and Chief Financial Officer.

Gain on sale of building: Volt Opportunity Road Realty Corp., an indirect wholly-owned subsidiary of Volt, closed on the sale of real property comprised of land and building in San Diego, California during the second quarter of 2016. There was no mortgage on the property and the gain recorded on the sale was $1.7 million.

Operating loss: Operating loss in the first nine months of 2016 decreased to $10.6 million from $14.5 million in 2015. The decrease in operating loss was primarily from impairments within our Staffing Services and Other segments in 2015, the decrease in selling, administrative and other operating costs and the gain on the sale of our building in San Diego, California. These items were partially offset by the decrease in operating results from our Staffing Services segment.

Other income (expense), net: Other expense in the first nine months of 2016 increased $2.6 million to $4.7 million from $2.1 million in 2015, primarily due to non-cash foreign exchange net losses on intercompany balances as well as the amortization of deferred financing fees.

Income tax provision: Income tax provision was $2.0 million compared to $3.3 million in the first nine months of 2016 and 2015, respectively. The provision in both periods primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from our Financing Program. Borrowing capacity under this program is directly impacted by the level of accounts receivable which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. In February 2016, Maintech entered into a $10.0 million short-term credit facility with Bank of America, N.A. (“BofA”), which supplements our existing Financing Program and provides additional liquidity for working capital and general corporate purposes.

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

Our current Financing Program provides for a minimum liquidity covenant which is measured weekly and consists of cash in banks plus undrawn amounts of the program. Under the current amendment to our Financing Program, the required minimum liquidity covenant level is $35.0 million through the earlier of 1) the date of the sale of the Company's subsidiary, Maintech, if such sale is closed on or before September 30, 2016, and 2) October 30, 2016, thereafter it increases to $50.0 million. This places restrictions on our ability to utilize this cash. As of July 31, 2016, our global liquidity, as defined in our debt agreement, was $49.3 million and at September 2, 2016 was $43.2 million. On September 6, 2016, we amended our Financing Program to increase the facility limit from $150.0 million to $160.0 million under the expandable accordion feature in the program. We entered into this amendment to utilize the additional borrowing base provided by the current and potential growth in eligible accounts receivable balances.

Our current Financing Program expires on January 31, 2017 and we are currently in discussions with our lender to potentially extend the Program for sixteen months with revised covenants. We also continue to actively pursue longer term financing and are exploring alternative financing arrangements. We believe our cash flow from operations and planned liquidity will be sufficient to meet our cash needs for the next twelve months.

Capital Allocation

In addition to our planned improvements in technology, we have prioritized our capital allocation strategy to strengthen our balance sheet and increase our competitiveness in the marketplace. The timing of these initiatives is highly dependent upon attaining the profitability objectives outlined in our plan and the cash flow resulting from the completion of our liquidity initiatives. We also see this as an opportunity to demonstrate our ongoing commitment to Volt shareholders as we continue to execute on our plan and return to sustainable profitability. Our capital allocation strategy includes the following elements:

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

As previously disclosed, we are engaged in a sales process of our Maintech business. We expect to consummate an acceptable transaction with a buyer over the next several months or we will continue to operate the business as part of our overall business. Maintech’s business is accretive to our overall net income, cash flow and liquidity.

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

We have significant tax benefits. Included in our recoverable income taxes of $17.2 million is $16.0 million from the filing of our amended tax returns for our fiscal years 2004 through 2010. We have fully completed the audit process and are waiting for the IRS to submit the results of the audits to their Joint Committee. As we cannot control the internal process at the IRS and their disbursement of funds, we cannot predict the timing of resolution. We expect to wrap-up the process with the IRS in the next quarter or two. Entering fiscal 2016 we also have federal net operating loss carryforwards, which are fully reserved with a valuation allowance of $133.6 million, capital loss carryforwards of $82.3 million and federal tax credits of $41.3 million which we will be able to utilize against future profits.

We remain committed to delivering superior client service at a reasonable cost. In an effort to reduce our future operating costs, we are making a significant investment to update our business processes, back-office financial suite and information technology tools that are critical to our success and offer more functionality at a lower cost. We are making progress and intend to complete the project over the next several quarters with an estimated cost of approximately $12.0 million in expensed and capitalized costs. We expect that these activities will reduce costs of service through either the consolidation and/or elimination of certain systems and processes along with other reductions in discretionary spending. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability.

In the first quarter of fiscal 2016, we implemented a cost reduction plan as part of our overall initiative to become more efficient, competitive and profitable. We incurred restructuring charges of $3.6 million, excluding our Other segment, primarily resulting from a reduction in workforce, facility consolidation and lease termination costs. Actions taken in the first nine months of fiscal 2016 will result in annual savings of approximately $13.0 million. Consistent with our ongoing strategic efforts, cost savings will be used to strengthen our operations.

The following table sets forth our cash and available liquidity levels at the end of our last five quarters and our most recent week ended (in thousands):

Global Liquidity
	August 2, 2015	November 1, 2015	January 31, 2016	May 1, 2016	July 31, 2016	September 2, 2016

Cash and cash equivalents (a)	$12,332	$10,188	$16,515	$23,171	$12,886

Cash in banks (b)	$18,134	$13,652	$21,140	$29,626	$16,918	$16,631
Financing Program - PNC	8,900	35,700	23,584	26,053	28,986	23,986
Short-Term Credit Facility - BofA	—	—	—	3,105	3,359	2,615
Available liquidity	$27,034	$49,352	$44,724	$58,784	$49,263	$43,232
(a) Per financial statements.
(b) Amount generally includes unpresented checks.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Nine Months Ended
	July 31, 2016	August 2, 2015
Net cash provided by (used in) operating activities	$(1,315)	$16,106
Net cash provided by (used in) investing activities	22,607	(4,301)
Net cash provided by (used in) financing activities	(16,056)	1,750
Effect of exchange rate changes on cash and cash equivalents	(2,538)	(3,679)
Net cash used in discontinued operations	—	(4,056)
Net increase in cash and cash equivalents	$2,698	$5,820

Cash Flows - Operating Activities

The net cash used in operating activities in the first nine months ended July 31, 2016 was $1.3 million, a decrease of $17.4 million from the same period in 2015. This decrease resulted primarily from decreased working capital relating to accounts receivable, restricted cash, net assets held for sale and income taxes partially offset by accounts payable and accrued expenses and other liabilities (accrued insurance and other). In addition, there was an increase in our net loss when adjusted for non-cash items related to impairment charges, gain on dispositions of property and equipment and unrealized foreign currency exchange loss.

Cash Flows - Investing Activities

The net cash provided by investing activities in the first nine months ended July 31, 2016 was $22.6 million, principally from the sale of property and equipment of $36.8 million, partially offset by the purchases of property, equipment and software of $13.6 million primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools. The net cash used in investing activities in the first nine months ended August 2, 2015 was $4.3 million, principally from the purchase of property, equipment and software of $5.1 million.

Cash Flows - Financing Activities

The net cash used in financing activities in the first nine months ended July 31, 2016 was $16.1 million principally from the net repayment of borrowings of $8.0 million and repayment of long-term debt of $7.3 million as a result of the sale-leaseback of our Orange, California facility. The net cash provided by financing activities in the first nine months of 2015 was $1.8 million resulting from the elimination of cash restricted as collateral for borrowings of $10.4 million, partially offset by $4.3 million for the purchase of common stock and the net repayment of borrowings of $3.5 million.

Availability of Credit

At July 31, 2016 and November 1, 2015, our Financing Program provided for multi-currency borrowing and issuance of letters of credit up to an aggregate of $150.0 million, and up to $250.0 million under an accordion feature, subject to bank credit review and Volt board approval. At July 31, 2016 and November 1, 2015, we had outstanding borrowings of $90.0 million and $100.0 million, respectively, under the Financing Program and bore a weighted average annual interest rate of 2.3% and 1.7%, respectively, inclusive of certain facility fees.

In February 2016, Maintech entered into a $10.0 million 364-day short-term revolving credit facility with Bank of America, N.A., as lender. The provisions of the agreement will not preclude structuring and other activities required in anticipation of our sale of Maintech. As of July 31, 2016, the amount drawn under this facility was $2.0 million.
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

The liquidity level requirement under our Financing Program set a minimum global liquidity level of $20.0 million at the origination of the facility in July 2015. Under the first amendment to the Financing Program, the liquidity level was increased from $20.0 million to $35.0 million effective January 31, 2016 and to $50.0 million effective July 31, 2016. The July 31st threshold was established assuming we completed certain liquidity events. In order to better align the covenants to the timing of certain liquidity events, in July 2016, we further amended the Financing Program to reduce the minimum liquidity covenant level from $50.0 million to $35.0 million for the period beginning July 31, 2016 through the earlier of: 1) the date of the sale of the Company's subsidiary, Maintech Incorporated, if such is closed on or before September 30, 2016, and 2) October 30, 2016. The amendment also adds a negative covenant prohibiting certain capital stock transactions by us through the earlier of: 1) the date of the sale of our subsidiary, Maintech Incorporated, if such is closed on or before September 30, 2016, and 2) October 31, 2016.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity covenant, triggering of portfolio ratio limits, or other material adverse events as defined. At July 31, 2016, we were in compliance with all debt covenant requirements.

The Financing Program has a feature under which the facility limit can be increased from $150.0 million up to $250.0 million subject to credit approval from PNC. Borrowings are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million limit, and British Pounds Sterling, subject to a £20.0 million limit. The program also includes a letter of credit sublimit of $50.0 million and minimum borrowing requirements. As of July 31, 2016, there were no foreign currency denominated borrowings, and the letter of credit participation was $31.0 million inclusive of $28.9 million for the Company's casualty insurance program and $2.1 million for the security deposit required under the Orange facility lease agreement.

On September 6, 2016, we amended our Financing Program to increase the facility limit from $150.0 million to $160.0 million under the expandable accordion feature in the program. We entered into this amendment to utilize the additional borrowing base provided by the current and potential growth in eligible accounts receivable balances.

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

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At July 31, 2016, we had cash and cash equivalents on which interest income is earned at variable rates. At July 31, 2016, we had a $150.0 million accounts receivable securitization program, which can be increased up to $250.0 million subject to credit approval from PNC, to provide additional liquidity to meet our short-term financing needs. In addition, we have a $10.0 million secured revolving credit facility with Bank of America, N.A. which provides additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.7 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.9 million in the third quarter of fiscal 2016.

Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound (see Item 1A. Risk Factors for further discussion), Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. The U.S. dollar strengthened relative to many foreign currencies as of July 31, 2016 compared to November 1, 2015. Consequently, stockholders’ equity decreased by $1.1 million as a result of the foreign currency translation as of July 31, 2016.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of July 31, 2016 would result in an approximate $1.2 million positive translation adjustment recorded in other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of July 31, 2016 would result in an approximate $1.2 million negative translation adjustment recorded in other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

Equity Risk

Our investments are exposed to market risk as they relate to changes in market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan. Changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At July 31, 2016, the total market value of these investments was approximately $3.8 million.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 10-K, which could materially affect our business, financial position and results of operations. Our risk factors have not changed materially since November 1, 2015, except for the following:

The United Kingdom’s referendum to exit from the European Union will have uncertain effects and could adversely impact our business, results of operations and financial condition.
On June 23, 2016, the U.K. voted to exit from the European Union (“E.U.”) (commonly referred to as “Brexit”). The terms of Brexit and the resulting U.K./E.U. relationship are uncertain for companies doing business both in the U.K. and the overall global economy. The U.K. vote has impacted global markets, including currencies, and resulted in a sharp decline in the value of the British Pound as compared to the U.S. dollar and other currencies.  The fluctuation of currency exchange rates may expose us to gains and losses on non U.S. currency transactions. Volatility in the securities markets and in currency exchange rates may continue as the U.K. negotiates its exit from the E.U. In the longer term, any impact from Brexit on our business and operations will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations. While we have not experienced any material impact from Brexit on our underlying business to date, we cannot predict its future implications, which will in part depend on the outcome of the trade negotiations referenced above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION

Amendment No. 3 to Receivables Financing Agreement
On September 6, 2016, the Company entered into Amendment No. 3, dated September 6, 2016 ("Amendment No. 3"), to its Receivables Financing Agreement which increases the facility limit from $150.0 million to $160.0 million under the expandable accordion feature in the program. The remaining terms and conditions are substantially unchanged.

Annual Incentive Plan
On September 7, 2016, the Company's Human Resources and Compensation Committee of the Board of Directors (the "Compensation Committee") approved the Volt Information Sciences, Inc. Annual Incentive Plan ("AIP"). The purpose of the AIP is to reinforce corporate, divisional and individual goals and to promote and reward the achievement of financial, organizational, leadership and other objectives aligned to the overall strategy of the Company.

Each participant is eligible to receive an annual cash bonus on the achievement of established performance objectives for the fiscal year. The AIP is administered by, and participants will be designated by, the Compensation Committee or those to whom it has delegated authority and may include the Company’s senior officers. Performance objectives may include, without limitation, earnings-based measures (such as EBITDA, adjusted EBITDA, operating income or revenue), measures relating to the Company’s share price and/or individual management objectives.
The foregoing summaries of Amendment No. 3 and the AIP do not purport to be complete and are qualified in their entirety by reference to the full text of Amendment No. 3 and the AIP, respectively, copies of which are attached to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

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

3.3
Amended and Restated By-Laws of the Company, as amended through October 30, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 4, 2015; File No. 001-9232)

10.1
Amendment No. 2, dated as of July 29, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2016; File No. 001-09232)

10.2
Amendment No. 3, dated as of September 6, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer

10.3	Volt Information Sciences, Inc. Annual Incentive Plan, effective September 7, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.

Date: September 8, 2016	By:	/s/	Michael Dean
Michael Dean
President and Chief Executive Officer (Principal Executive Officer)

Date: September 8, 2016	By:	/s/	Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 8, 2016	By:	/s/	Bryan Berndt
Bryan Berndt
Controller and Chief Accounting Officer (Principal Accounting Officer)