Form 10-K
period 2016-10-30
VOLT INFORMATION SCIENCES, INC.
filed 2017-01-12
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2016

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

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No  ☒
As of May 1, 2016, there were 20,832,503 shares of common stock outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates as of May 1, 2016 was $75,541,746, calculated by using the closing price of the common stock on such date on the NYSE MKT market of $7.51.
As of January 6, 2017, there were 20,917,500 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent stated herein.

VOLT INFORMATION SCIENCES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 30, 2016

Table of Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are “forward-looking” statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events of our business and industry in general. The terms “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the following:

•	competition within the staffing industry which has few significant barriers to entry;

•	weak economic and uncertain business conditions;

•	failure to comply with restrictive financial covenants;

•	inability to renew our Financing Program or obtain a suitable replacement financing arrangement;

•	failure to implement strategic information technology projects;

•	employment-related claims, client-indemnification claims and other claims from clients and third parties;

•	litigation costs;

•	improper disclosure of sensitive or confidential employee or customer data;

•	inability to maintain effective internal controls over financial reporting;

•	new and increased government regulation, employment costs and taxes;

•	foreign currency fluctuations and other global business risks;

•	fluctuations in interest rates and turmoil in the financial markets;

•	contracts either provide no minimum purchase requirements, or are cancellable during the term or both;

•	the loss of major customers;

•	inability to attract and maintain quality personnel;

•	inability to implement new business initiatives;

•	failure to keep pace with rapid changes in technology;

•	loss of high quality personnel and members of management;

•	inability to retain acceptable insurance coverage limits at a commercially reasonable cost and terms;

•	unexpected changes in workers' compensation and other insurance plans;

•	information technology systems are vulnerable to damage and interruption;

•	health care reform and future changes to it;

•	impairment charges relating to our goodwill and long-lived assets;

•	volatility of stock price and related ability of investors to resell their shares at or above the purchase price;

•	significant percentage of common stock owned by shareholders and their ability to exercise significant influence over the Company;

•	potential proxy contest for the election of directors at our annual meeting; and

•	New York State law and our Articles of Incorporation and By-laws contain provisions that could make a takeover of the Company more difficult.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under the caption “Risk Factors” in Item 1A of this report. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Readers should not place undue reliance on any forward-looking statements contained in this report, which speak only as of the date of this report. We undertake no obligation to update any forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

PART I

ITEM 1.	BUSINESS
Volt Information Sciences, Inc. (the “Company” or “Volt”) is a global provider of staffing services (traditional time and materials-based as well as project-based) and information technology infrastructure services. Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily light industrial, professional administration, technical, information technology and engineering positions. Our technology outsourcing services provide pre- and post- production development support, testing, and customer support to companies in the mobile, gaming, and technology devices industries. Our managed service programs consist of managing the procurement and on-boarding of contingent workers from multiple providers. Our information technology infrastructure services provide server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations. Our complementary businesses offer customized talent, technology and consulting solutions to a diverse client base. Volt services global industries including aerospace, automotive, banking and finance, consumer electronics, information technology, insurance, life sciences, manufacturing, media and entertainment, pharmaceutical, software, telecommunications, transportation, and utilities. The Company was incorporated in New York in 1957. Unless the context otherwise requires, throughout this report, the words “Volt,” “the Company,” “we,” “us” and “our” refer to Volt Information Sciences, Inc. and its consolidated subsidiaries.
Geographic Regions and Segments:
Volt operates in approximately 100 locations worldwide, with approximately 86% of our revenues generated in the United States where we have employees in all 50 states. Our principal non-U.S. markets include Canada, Europe and several Asia Pacific locations. Our global footprint enables us to deliver consistent quality to our large strategic customers that require an established international presence.
During fiscal 2016, we evaluated our reportable segment structure based on our new management organization and the changes implemented in connection with our new business strategies, including the initiatives to exit non-strategic and non-core operations.
As a result of this assessment, we now report our activities in three reportable segments and an “Other” category:

•	North American Staffing

•	International Staffing

•	Technology Outsourcing Services and Solutions; and

•	Corporate and Other
All other business activities that do not meet the criteria to be reportable segments are aggregated with corporate services in the Corporate and Other category. Our new reportable segments have been determined in accordance with our internal management structure, which is based on operating activities. We evaluate business performance based upon several metrics, primarily using profitable revenue growth and segment operating income as the primary financial measures. We believe operating income provides management and investors a measure to analyze operating performance of each business segment against historical and competitors’ data, although historical results, including operating income, may not be indicative of future results as operating income is highly contingent on many factors including the state of the economy, competitive conditions and customer preferences. There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our reportable segments.
We allocate all support related costs to the operating segments except for costs not directly relating to our operating activities such as corporate-wide general and administrative costs and fees related to restatement, investigations and remediation that were completed during fiscal 2014. These costs are not allocated to individual operating segments because doing so would not enhance the understanding of segment operating performance and such costs are not used by management to measure segment performance.
We report our segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting,” (“FASB ASC Topic 280”). See Note 20, “Segment Disclosures” for further information.

Description of the Reportable Segments and Corporate and Other Category
North American and International Staffing Segments
Our two staffing services segments provide workforce management expertise through locations in North America, Europe and several Asia Pacific locations. We deliver a broad spectrum of contingent staffing, direct placement, recruitment process outsourcing (RPO), staffing management, and other employment services. Our contingent workers are placed on assignment with our customers in a broad range of occupations including manufacturing, assembly, warehousing, industrial, information technology, engineering, administrative, call center, accounting and finance.
Our contingent staffing services are provided for varying periods of time to companies and other organizations (including government agencies) ranging from smaller retail accounts that may require ten or fewer contingent workers at a time to large strategic accounts that require as many as several thousand contingent workers at a time. Our large strategic accounts typically enter into longer term procurement agreements with us resulting in lower direct margins compared to our retail accounts.
Within our staffing services segments, we refer to customers that require multi-location, coordinated account management and service delivery in multiple skill sets as strategic or national customers, while our retail customers are primarily in a single location with sales and delivery handled primarily from a geographically local team and with relatively few headcount on assignment in one or two skill sets. We provide traditional staffing services for which we are paid on a time and materials basis and provide contingent staff that work under the supervision of our customers.
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
Contingent workers are recruited through proprietary internet recruiting sites, independent web-based job search companies, and social networking talent communities through which we build and maintain proprietary databases of candidates from which we can fill current and future customer needs. Contingent workers become Volt employees during the period of their assignment and we are responsible for the payment of wages, payroll taxes, workers’ compensation insurance, unemployment insurance and other benefits. Customers will sometimes hire Volt’s contingent workers as their own employees after a period of time, for which we usually receive a fee.
We also provide recruitment and direct placement services of specialists in the accounting, finance, administrative, call center, engineering, information technology, manufacturing, assembly and industrial support disciplines. These services are primarily provided on a contingency basis with fees earned only if our customers ultimately hire the candidates.
Technology Outsourcing Services and Solutions Segment
Our Technology Outsourcing Services and Solutions segment provides quality assurance, business intelligence and analytics and customer service support for companies in a variety of industries. Our global, integrated pre- and post-production services and call center solutions deliver end-to-end value for a range of consumer-facing technology companies, whose products include hardware, software, games, mobile products, and wearable devices.
We partner with companies of all sizes to get better products to market faster and deliver exceptional support for every stage of the product lifecycle. Our scalable services are customized to the way our clients work and provide the flexibility and expertise to improve operational agility, efficiency, and productivity.

•
Quality Assurance - Our services assist in ensuring our customers’ product performs as designed. These services extend to game, hardware, software, consumer product and mobile product and service offerings.

•
Business Intelligence and Analytics - We assist our customers in making informed business decisions through implementing quality assurance methodologies, which when combined with visibility of our customers’ data allows us to reduce inefficiencies and optimize our customers’ business.

•
Customer Care - We specialize in serving as an extension and collaborating with our customers, from help desk inquiries to advanced technical support, while maintaining the consumer relationships our customers have developed.

•	Software Development - We assist our customers in architecture assessments, solution design, and development of their custom web, mobile applications and enterprise solutions.

Corporate and Other Category
Our Corporate and Other category consists of our North American managed service programs (“MSP”) business, information technology infrastructure services business, corporate services, telecommunication infrastructure and security services business, remote hire services business in India, staffing business in Uruguay as well as our Uruguayan telephone directory publishing and printing business. We sold our telephone directory publishing and printing business during the third quarter of fiscal 2015 and we sold substantially all of the assets of our telecommunication infrastructure and security services business during the fourth quarter of fiscal 2015. During the first quarter of fiscal 2016, we sold our staffing business in Uruguay.
Our MSP business consists of managing the procurement and on-boarding of contingent workers and a broad range of specialized solutions that includes managing suppliers and providing sourcing and recruiting support, statement of work management, supplier performance measurement, optimization and analysis, benchmarking of spend demographics and market rate analysis, consolidated customer billing, and supplier payment management. The workforce placed on assignment through our MSPs is usually provided by third-party staffing providers (“associate vendors”) or through our own staffing services. In most cases, we are only required to pay associate vendors after we receive payment from our customer. We also act as a subcontractor or associate vendor to other national providers in their MSPs. Our MSPs are typically administered through the use of vendor management system software (“VMS”) licensed from various VMS providers.
In addition, we offer and provide payroll service solutions for our customers. With our payroll service solution (also known as referred services), the customer refers an individual to us, we employ the individual, and the individual works on an assignment for the customer at the customer’s worksite. We manage and administer the individual’s payroll, payroll taxes, workers’ compensation, and benefits.
Our information technology infrastructure business provides IT hardware maintenance services on major brands of server, storage, network and desktop products to Fortune 1000 companies.  Other services provided include remote monitoring for corporate data centers and networks, and planning, migration and support services for clients seeking to migrate to a cloud environment.  We deliver our services across the United States and in major business centers globally and sell these services directly to corporate customers and through value-added resellers, partners and other resellers. Our target markets include financial services, telecommunications and aerospace. This business has been classified as held for sale.
Our corporate services provide entity-wide general and administrative functions that support all of our segments.
Our remote hire services in India provides skilled manpower resources, infrastructure, and management for various practice areas including software development, engineering, web design, technical support, call center operations, sales and marketing, customer service, research, and back-office accounting and administration.
Our telecommunication infrastructure and security services business was an integrator of enterprise, location and metropolitan security, voice and data systems for Fortune 500 companies, critical infrastructure and telecommunications companies and government entities across the United States. We sold substantially all of the assets of this business during the fourth quarter of fiscal 2015.
Our telephone directory publishing and printing business published directories in Uruguay including telephone directories, directories for publishers in other countries, and commercial books, magazines, periodicals and advertising material. This business was sold during the third quarter of fiscal 2015.

Business Strategy
Fiscal 2016 was a year where we continued to advance our strategic plan aimed to get our business to return to profitable growth. As we implement our strategic plan, we continue to focus on three key elements: enhancing our balance sheet, improving our cost structure and margins, and achieving top-line growth.
Enhancing our Balance Sheet
The first key element of our strategic plan is to enhance our balance sheet.
During fiscal 2016 and 2015, we sold our staffing business in Uruguay, our Computer Systems segment, the telephone directory publishing and printing business in Uruguay, and we exited our telecommunication infrastructure and security services government solutions business. Each of these businesses had significantly different risk and return profiles than our core staffing services. Although these transactions netted nominal proceeds, the operations of these businesses were either break-even or generating operating losses. These divestitures also enabled the Company’s management to focus resources on opportunities within our core staffing services where we believe we are better positioned to add value to the Company. Also as part of this strategic plan, we intend to sell our information technology infrastructure business (“Maintech”).

During this past year, we have strengthened Volt’s balance sheet and over the past several years we have improved our liquidity position, in large part through the divestiture of several non-core legacy assets, the successful monetization of non-strategic company-owned real estate and the reduction and refinancing of outstanding debt. In January 2017, we amended and extended our Financing Program, which maintained the capacity at $160.0 million, while extending the term through January of 2018.
Improving our Cost Structure and Margins
The second key element of our strategic plan is to improve our cost structure and margins. We remain committed to delivering superior client service at a reasonable cost. We believe that building upon our established brands and reinforcing our strong customer relationships will position Volt to grow profitability and increase shareholder value. We are focused on increasing profitability through initiatives to increase revenues and improve margins, reduce operating expenses, provide superior delivery and expand profitable service offerings. We are pursuing these initiatives along with promoting a culture of disciplined execution to further expand our operating income. Key elements of our business strategy include:

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
Our goal is to reduce complexity and identify and remove manual and redundant processes, while simplifying the organization, all with a focus on aligning our support infrastructure with the requirements of the business. We believe that the results of the above actions will ultimately drive higher revenues at improved margins.
We will continue to evaluate our individual businesses and service offerings as we seek to manage the balance between profitability and top-line growth. These assessments are being conducted in the context of our broader portfolio and our targeted risk and return profile. Businesses or service offerings that do not meet our investment parameters will be discontinued or divested. We believe that these actions will continue to improve our results as well as the consistency of our returns across our portfolio of businesses.
As part of our overall initiative to improve our cost structure and margins which we believe will ultimately drive efficiencies and profitability, we further reduced our headcount within both corporate services and our business units. Due to these actions and the implementation of other initiatives focused on creating efficiencies, we have significantly improved our cost structure during fiscal 2016. The improved cost structure and savings we have achieved have been partially offset in our results by the important investment in key new hires we made during the year to fortify our team. We have overcome significant cost headwinds and added numerous strong, talented people to our executive leadership, sales & marketing and IT teams.
We also believe our business with both existing and new clients has been impacted by out-of-date infrastructure and systems. In an effort to reduce our operating costs, increase our speed to market and increase operating efficiencies, we are nearing the deployment of a new information technology system which encompasses our front and back office financial suite and IT tools that are critical to our success and offer more functionality at a lower cost to the Company. This upgrade will mitigate potential operating risks from outdated software, reduce costs and improve operating efficiencies and it will support our front-end recruitment and placement capabilities as well as increase efficiencies in our back-office financial suite. Ultimately, these upgrades should improve our time to market and competitiveness in sales delivery, which will support and enhance our future growth.
Achieving Top-Line Growth
The third key element of our strategic plan is to achieve top-line growth. We believe that the actions we took in fiscal 2016 and will take in fiscal 2017 will ultimately drive higher revenues. In fiscal 2017, we intend to improve top-line growth by expanding our business with existing customers and winning new profitable business.
During fiscal 2016, we made progress in bending the revenue curve to drive top-line growth. Our continued strengths are our strong brand, our established capabilities in sourcing a high quality contingent workforce, our longstanding relationships with our customers, and our talented team. Our focus continues to be increasing our revenue in more profitable verticals and expanding our share of customer engagements, as well as ongoing improvements in the delivery of our staffing services.

We also placed emphasis and will continue to emphasize on building end-to-end customer relationships by further enhancing our understanding of their needs and striving to anticipate and deliver the highest level of value-added service to our customers.
We are focused on developing a team that has both strong and deep experience and the leadership skills that are required to drive future growth of the business, which will be achieved by developing new workforce capabilities and a committed, diverse executive team.
We expect to see benefits from our newly restructured and realigned sales and client facing organization. This includes the fortification of our sales team during the second half of fiscal 2016 with the addition of a significant amount of new talent at all levels. We have also completed the redesign of all our domestic compensation plans and compensation structure within our sales organization to reduce complexities and incentivize profitable growth. In regards to our compensation structure, compared to prior years, significantly more employees now have more of their compensation at risk and tied specifically to our revenue and operating income budget objectives. While this required a significant effort on behalf of our management and leadership teams, we feel these actions were necessary in driving a pay-for-performance culture at Volt and aligning our incentive structure with company-wide strategy and metrics.
We believe the above factors will drive our top line growth and result in increased profitability.
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

•
Reinvesting in our business. We continue to execute on our company-wide initiative of disciplined reinvestment in our business including new information technology systems which will support our front-end recruitment and placement capabilities as well as increase efficiencies in our back-office financial suite. We are also investing in our sales and recruiting process and resources, which is critical to drive profitable revenue growth;

•	Deleveraging our balance sheet. By lowering our debt level, we will strengthen our balance sheet, reduce interest costs and reduce risk going forward;

•
Returning capital to shareholders. Part of our strategy is to return capital to our shareholders when circumstances permit in connection with share buybacks through our existing share buyback program; and

•
Acquiring value-added businesses. Potentially in the longer-term, identifying, and when circumstances permit, acquiring companies which would be accretive to our operating income and that could leverage Volt's scale, infrastructure and capabilities. Strategic acquisitions could potentially strengthen Volt in certain industry verticals or in specific geographic locations.

Customers
The Company serves multinational, national and local customers, providing staffing services (traditional time and materials-based as well as project-based), managed service programs, technology outsourcing services, information technology infrastructure services (and telecommunication infrastructure and operations services and telephone directory publishing and printing in Uruguay through the latter part of fiscal 2015). The Company had no single customer that accounted for more than 10% of consolidated net revenue in fiscal 2016, 2015 or 2014. Our top 10 customers represented approximately 27%, 30% and 30% of fiscal 2016, 2015 and 2014 revenue, respectively. The loss of one or more of these customers, unless the business is replaced, could have an adverse effect on our results of operations or cash flows.
In fiscal 2016, the International Staffing segment's revenue included one customer which accounted for approximately 11% of the total revenue of that segment and the Technology Outsourcing Services and Solutions segment's revenue included two customers which accounted for approximately 28% and 24%, respectively, of the total revenue of that segment.

In fiscal 2015, the Technology Outsourcing Services and Solutions segment's revenue included two customers which accounted for approximately 34% and 29%, respectively, of the total revenue of that segment.
In fiscal 2014, the Technology Outsourcing Services and Solutions segment's revenue included two customers which accounted for approximately 46% and 24%, respectively, of the total revenue of that segment.
For fiscal 2016, 2015 and 2014, 86%, 85% and 87% of our revenue, respectively, were from customers in the United States.
Competition
The markets in which Volt provides staffing services are highly competitive. As there are few significant barriers to entry, new entrants frequently appear, resulting in considerable market fragmentation. There are over 100 competitors in our industry with annual revenues over $300 million, some of whom are larger than us and have greater resources than we do. These large competitors collectively represent less than half of all staffing services revenues, and there are many smaller companies competing in varying degrees at local levels. Our direct staffing competitors include Adecco, Allegis, CDI Corp., Hudson Global, Inc., Insperity, Inc., Kelly Services, Inc., Manpower Group, Randstad, Recruit, Robert Half, Inc., Tempstaff and TrueBlue, Inc.
In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate. Companies in our industries primarily compete on price, service quality, new capabilities and technologies, marketing methods and speed of fulfilling assignments.
Our IT infrastructure business competes with large system integration firms as well as software and hardware providers that are increasingly offering services to support their products. Many of our competitors are able to offer a wide range of global services and some of our competitors benefit from greater brand recognition than we have.
Intellectual Property

VOLT is the principal registered trademark for our brand in the United States. ARCTERN, A VOLT INFORMATION SCIENCES COMPANY, MAINTECH, PARTNER WITH US. COMPETE WITH ANYBODY, TEAM WITH US. COMPETE WITH ANYBODY., REMOTEHIRE and VOLTSOURCE are other registered trademarks in the United States. The Company also owns and uses common law trademarks and service marks.
We also own copyrights and license technology from many providers. We rely on a combination of intellectual property rights in the United States and abroad to protect our brand and proprietary information.

Seasonality
Our staffing services revenue and operating income are typically lowest in our first fiscal quarter due to the holiday season and are affected by customer facility closures during the holidays (in some cases for up to two weeks), and closures caused by severe weather conditions. The demand for our staffing services typically increases during our third and fourth fiscal quarters when customers increase the use of our administrative and industrial labor during the summer vacation period. The first couple of months of the calendar year typically have the lowest margins as employer payroll tax contributions restart each year in January. Margins typically increase in subsequent fiscal quarters as annual payroll tax contribution maximums are met, particularly for higher salaried employees.
Employees
As of October 30, 2016, Volt employed approximately 25,800 people, including approximately 23,400 who were on contingent staffing assignments. The workers on contingent staffing assignments are on our payroll for the length of their assignment.
We are focused on developing a team that has both strong and deep experience and the leadership skills that are required to support our growth. Our strategy is to be a leader in the markets we serve, which we will achieve by developing new workforce capabilities and a committed, diverse world-class management team.
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
Access to Our Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. These and other SEC reports filed by us are available to the public free of charge at the SEC’s website at www.sec.gov and in the Investors section on our website at www.volt.com, as soon as reasonably practicable after filing with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.
Copies of our Code of Conduct and Ethics and other significant corporate documents (our Corporate Governance Guidelines, Nominating/Governance Committee Charter, Audit Committee Charter, Human Resources and Compensation Committee Charter, Financial Code of Ethics, Whistleblower Policy, Foreign Corrupt Practices Act Policy, Equal Opportunity Employer, Privacy Policy and Insider Trading Policy) are also available in the Corporate Governance section at our website. Copies are also available without charge upon request to Volt Information Sciences, Inc., 1133 Avenue of the Americas, New York, NY 10036, Attention: Shareholder Relations, or by calling us at (212) 704-2400.

ITEM 1A.	RISK FACTORS
Risk Factors
We maintain a risk management program which incorporates assessments by our officers, senior management and board of directors, as periodically updated. The following risks have been identified. You should carefully consider the following risks along with the other information contained in this report. The following risks could materially and adversely affect our business and, as a result, our financial condition, results of operations, and the market price of our common stock. Other risks and uncertainties not known to us or that we currently do not recognize as material could also materially adversely affect our business and, as a result, our financial condition, results of operations, cash flows, and the market price of our common stock.
The contingent staffing industry is very competitive with few significant barriers to entry
The markets for Volt’s staffing services are highly competitive. There are few barriers to entry, so new entrants frequently appear resulting in considerable market fragmentation. We have over 100 competitors with annual revenues over $300 million, some of whom are larger than us and have greater resources than we do. These competitors may be better able than we are to attract and retain qualified personnel, to offer more favorable pricing and terms, or otherwise attract and retain the business that we seek. In addition, some of our staffing services customers, generally larger companies, are mandated or otherwise motivated to utilize the services of small or minority-owned companies rather than publicly held corporations such as Volt, and have redirected substantial amounts of their staffing business to those companies. We also face the risk that certain of our current and prospective customers may decide to provide similar services internally.
In our business segments, we have experienced competition and pressure on price, margins and markups for renewals of customers’ contracts. There can be no assurance that we will be able to continue to compete in our business segments without impacting revenue or margins. Additionally, our ongoing efforts to manage costs in relation to our business volumes may not be successful, and the timing of these efforts and associated earnings charges may adversely affect our business.
Our business is adversely affected by weak economic and other business conditions
During periods of elevated unemployment levels demand for contingent and permanent personnel decreases, which adversely impacts our staffing services. During slower economic activity, many of our customers reduce their use of contingent workers before undertaking layoffs of their own employees, resulting in decreased demand for contingent workers. Decreased demand and higher unemployment levels result in lower levels of pay rate increases and increased pressure on our markup of staffing service rates and direct margins and higher unemployment insurance costs. Since employees are also reluctant to risk changing employers, there are fewer openings available resulting in reduced activity in permanent placements. In recent years, many of our customers have significantly reduced their workforce, including their use of contingent labor.
Our credit facility contains financial covenants that may limit our ability to take certain actions
We remain dependent upon others for our financing needs and our current credit facility includes certain financial covenants. These covenants could constrain the execution of our business strategy and growth plans. Our ability to continue to meet these financial covenants is not assured. If we default under any of these requirements, our lenders could declare all outstanding borrowings, accrued interest and fees due and payable or significantly increase the cost of the facility. Under such circumstances, there could be no assurance that we would have sufficient liquidity to repay or refinance the indebtedness at favorable rates or at all. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. As of October 2016, we were in compliance with all of the covenant requirements.
Our recent amendment to our credit facility contains certain financial covenants, including a minimum Earnings Before Interest and Taxes (“EBIT”) and liquidity covenant tests. Sources from certain liquidity events expected to be realized by the Company may be key factors in meeting our covenant obligations.
The inability to renew our credit facility could negatively affect our operations and limit our liquidity
We rely on financing for future working capital, capital expenditures and other corporate purposes. The structure of our financing requires us to renew our arrangements periodically. There can be no assurance that refinancing will be available to us or that we will be able to negotiate replacement financing at reasonable costs or on reasonable terms. The volatility in credit and capital markets may create additional risks to our business in the future. Turmoil in the credit markets or a contraction in the availability of credit may make it more difficult for us to meet our working capital requirements and could have a material adverse effect on our business, results of operations and financial position.

Improper disclosure of sensitive or confidential employee or customer data, including personal data, could result in liability and harm our reputation
Our business involves the use, storage and transfer of certain information about our full-time and contingent employees, customers and other individuals. This information contains sensitive or confidential employee and customer data, including personally identifiable information. Cyber attacks or other data breaches, as well as risks associated with compliance with applicable data privacy laws, could have an adverse effect on our systems, services, reputation and financial results. Additionally, our employees may have access or exposure to customer data and systems. The misuse of information could result in legal liability. It is possible that our security controls over sensitive or confidential data and other practices we and our third-party service providers follow may not prevent improper access to, or disclosure of, such information. Such disclosure could harm our reputation and subject us to liability under our contracts and data privacy laws in various countries and jurisdictions, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which are not uniform and may possibly conflict in jurisdictions and countries where we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.
The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to secure our systems and comply with mandatory privacy and security standards and protocols imposed by laws, regulations, industry standards or contractual obligations.
We are subject to employment–related claims, commercial indemnification claims and other claims and losses that could have a material adverse effect on our business
Our staffing services business employs or engages individuals on a contingent basis and places them in a customer’s workplace. Our ability to control the customer’s workplace is limited, and we risk incurring liability to our employees for injury (which can result in increased workers’ compensation costs) or other harm that they suffer in the scope of employment at the customer’s workplace or while under the customer’s control. In addition, we may face claims related to violations of wage and hour regulations, discrimination, harassment, negligence or misconduct by our employees, and claims relating to the misclassification of independent contractors, among other types of claims.
Additionally, we risk liability to our customers for the actions or inactions of our employees, including those individuals employed on a contingent basis that may cause harm to our customers. Such actions may be the result of negligence or misconduct on the part of our employees, damage to customer facilities or property due to negligence, criminal activity and other similar claims. In some cases, we must indemnify our customers for certain acts of our employees, and certain customers have negotiated increases in the scope of such indemnification agreements. We also may incur fines, penalties and losses that are not covered by insurance or negative publicity with respect to these matters. There can be no assurance that the policies and procedures we have in place will be effective or that we will not experience losses as a result of these risks.
Costs related to litigation, legal proceedings and investigations could adversely impact our financial condition
We may be involved in pending and threatened legal proceedings and investigations by government and regulatory agencies from time to time, the outcomes of which are inherently uncertain and difficult to predict. It is uncertain at what point any such matters may affect us, and there can be no assurance that our financial resources or insurance policies are sufficient to cover the cost of any or all of such claims. Therefore, there can be no assurance that such matters would not have an adverse effect on our financial condition, results of operations or cash flows.

Our information technology projects may not yield their intended results

We currently have internal information technology projects in process, including improvements to applicant onboarding and tracking systems and ERP systems. Although the technology is intended to increase productivity and operating efficiencies, these projects may not yield their intended results. Any delays in completing, or an inability to successfully implement these technology initiatives or an inability to achieve the anticipated efficiencies could adversely affect our operations, liquidity and financial condition.
The loss of major customers could adversely impact our business
We experience revenue concentration with large customers within certain operating segments. Although we have no customer that represents over 10% of our consolidated revenue, there are customers that exceed 10% of revenues within certain segments. The deterioration of the financial condition or business prospects of these customers or multiple customers in a similar industry, or a change in their strategy around the use of our services, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, any reductions, delays or cancellation of contracts with any of our key customers or the loss of one or more key customers could materially reduce our revenue and operating income. There is no assurance that our current customers will continue to do business with us or that contracts with existing customers will continue at current or historical levels.
Failure to maintain adequate financial and management processes and internal controls could lead to errors in our financial reporting
The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis. We may also not be able to accurately forecast our future results including available cash, which could negatively impact our available working capital for operations. These circumstances could lead to a significant decrease in the trading price of our shares, or the delisting of our shares from the NYSE MKT, which would harm our shareholders.
New and increased government regulation, employment costs or taxes could have a material adverse effect on our business, especially for our contingent staffing business
Certain of our businesses are subject to licensing and regulation in some states and most foreign jurisdictions. There can be no assurance that we will be able to continue to comply with these requirements, or that the cost of compliance will not become material. Additionally, the jurisdictions in which we do or intend to do business may:

•	create new or additional regulations that mandate additional requirements or prohibit or restrict the types of services that we currently provide;

•	change regulations in ways that cause short-term disruption or impose costs to comply;

•	impose new or additional employment costs that we may not be able to pass on to customers or that could cause customers to reduce their use of our services, especially in our staffing services;

•	require us to obtain additional licenses; or

•
increase taxes (especially payroll and other employment-related taxes) or enact new or different taxes payable by the providers or users of services such as those offered by us, thereby increasing our costs, some of which we may not be able to pass on to customers or that could cause customers to reduce their use of our services especially in our staffing services, which could adversely impact our results of operations or cash flows.

In some of our foreign markets, new and proposed regulatory activity may impose additional requirements and costs, which could have an adverse effect on our contingent staffing business.
Our operational results could be negatively impacted by currency fluctuations and other global business risks
Our global operations subject us to risks relating to our international business activities, including global economic conditions, fluctuations in currency exchange rates and numerous legal and regulatory requirements placed upon the Company’s international clients. Variation in the economic condition or unemployment levels in any of the foreign countries in which the Company does business may severely reduce the demand for the Company’s services.
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
In addition, the Company faces risks in complying with various foreign laws and technical standards and unpredictable changes in foreign regulations, including U.S. legal requirements, governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences, difficulty in staffing and managing international operations.

The United Kingdom’s (“U.K.”) referendum to exit from the European Union (“E.U.”) will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition
On June 23, 2016, the U.K. voted to exit from the E.U. (commonly referred to as “Brexit”). The terms of Brexit and the resulting U.K./E.U. relationship are uncertain for companies doing business both in the U.K. and the overall global economy. The U.K. vote has impacted global markets, including various currencies, and resulted in a sharp decline in the value of the British Pound as compared to the U.S. dollar and other major currencies.  The fluctuation of currency exchange rates may expose us to gains and losses on non U.S. currency transactions. Volatility in the securities markets and in currency exchange rates may continue as the U.K. negotiates its exit from the E.U. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.
Fluctuations in interest rates and turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations
While we have access to global credit markets, credit markets may experience significant disruption or deterioration, which could make future financing difficult or more expensive to secure. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board, which recently increased rates and may continue to do so. Increases in interest rates would likely increase our borrowing costs over time and could negatively impact our results of operations.
If a financial institution that is party to our credit facility were to declare bankruptcy or become insolvent, they may be unable to perform under their agreement with us. This could leave us with reduced borrowing capacity, which could have an adverse impact on our business, financial condition and results of operations.
Many of our contracts provide no minimum purchase requirements, are cancellable during the term, or both
In our staffing services business most contracts are not sole source, and many of our contracts, even those with multi-year terms, provide no assurance of any minimum amount of revenue. Under many of these contracts we still must compete for each individual placement or project. In addition, many of our long-term contracts contain cancellation provisions under which the customer can cancel the contract at any time or on relatively short notice, even if we are not in default under the contract. Therefore, these contracts do not provide the assurances that typical long-term contracts often provide and are inherently uncertain with respect to the amount of revenue and earnings we may recognize. Consequently, in all our business segments, if customers do not utilize our services under existing contracts or do not renew existing contracts, our results of operations or cash flows could be adversely affected.
New business initiatives may have an adverse effect on our business
As part of our business strategy, we have implemented new initiatives to exit our non-core and unprofitable businesses. This includes actions to optimize our organizational structure, technology and delivery of services and to reduce the cost of operating our business. As our business continues to experience significant changes related to the implementation of our business strategy, we risk the loss of critical internal personnel necessary to execute on this strategy. If these initiatives are ineffective or insufficient, we may be unable to effectively implement our business strategy and there can be no assurance that we will achieve our objectives.
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
We rely extensively on our information technology systems which are vulnerable to damage and interruption
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, manage a variety of business processes and activities, and comply with regulatory, legal and tax requirements. We depend on our information technology infrastructure for digital marketing activities, collection and retention of customer data, employee information and for electronic communications among our locations, personnel, customers and suppliers around the world. These information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Our sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results, if our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner.
We are dependent upon the quality of our personnel
Our operations are dependent upon our ability to attract and retain skilled personnel, for temporary assignments for customers of our staffing services, projects at clients of our information technology infrastructure services as well as in the areas of implementation and upgrading of internal systems. The availability of such skilled personnel is dependent upon a number of economic and demographic conditions. We may, in the future, find it difficult or more costly to hire such personnel in the face of competition from our competitors.
In addition, variations in the unemployment rate and higher wages sought by contingent workers in certain technical fields that continue to experience labor shortages could affect our ability to meet our customers’ demands in these fields and adversely affect our results of operations.
Our operations are also dependent on the continued efforts of our senior management and the performance and productivity of our managers and in-house field personnel. Our ability to attract and retain business is significantly affected by the quality of services rendered. The loss of high quality personnel and members of management with significant experience in our industry without replacement by personnel with similar quality and experience may cause a significant disruption to our business. Moreover, the loss of key managers and field personnel could jeopardize existing customer relationships which may be based upon long-standing relationships with those managers and field personnel.
Our ability to retain acceptable insurance coverage limits at commercially reasonable cost and terms may adversely impact our financial results
We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, if at all, and at commercially reasonable cost, or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.
Our insurance policies for various exposures including, but not limited to, general liability, automobile liability, workers’ compensation and employer’s liability, directors’ and officers’ insurance, professional liability, employment practices, loss to real and personal property, business interruption, fiduciary and other management liability, are limited and the losses that we may face may be not be covered, may be subject to high deductibles or may exceed the limits purchased.
Unexpected changes in workers' compensation and other insurance plans may negatively impact our financial condition
Liability for workers’ compensation, general and automobile liability is insured under a retrospective experience-rated insurance program for losses exceeding specified deductible levels and the Company is self-insured for losses below specified deductible limits.
The Company is self-insured for a portion of its medical benefit programs. The liability for the self-insured medical benefits is limited on a per-claimant basis through the purchase of stop-loss insurance. The Company’s retained liability for the self-insured medical benefits is determined by utilizing actuarial estimates of expected claims based on statistical analysis of historical data.
Unexpected changes related to our workers’ compensation, medical and disability benefit plans may negatively impact our financial condition. Changes in the severity and frequency of claims, in state laws regarding benefit levels and allowable claims, actuarial estimates, or medical cost inflation could result in costs that are significantly higher. If future claims-related liabilities increase beyond our expectations, or if we must make unfavorable adjustments to accruals for prior accident years, our costs could increase significantly. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover the increased costs that result from any changes in claims-related liabilities.

Health care reform could increase the costs of the Company
The Patient Protection and Affordable Care Act (“the Act”) among other regulations, subjects us to potential penalties unless we offer our employees minimum essential health care coverage that is affordable and provides minimum value. In order to comply with the employer mandate provision of the Act, we offer health care coverage to all employees eligible for coverage under the Act. Designating employees as eligible is complex, and is subject to challenge by employees and the Internal Revenue Service. A determination that we failed to offer the required health coverage to eligible employees could result in penalties that may harm our business. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms. It is anticipated that there will be changes to the Act in the near term, but we cannot predict what those changes will be or when they will take effect, and we could face additional risks arising from such changes or changed interpretations of our obligations under the Act. There can be no assurance that we will be able to recover all related costs through increased pricing to our customers or that they will be recovered in the period in which costs are incurred, and the net financial impact on our results of operations could be significant.
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
Certain shareholders, whose interests may differ from those of other shareholders, own a significant percentage of our common stock and are able to exercise significant influence over Volt
Ownership of a significant amount of our outstanding common stock was concentrated among certain shareholders, including related family members and certain funds. Although there can be no assurance as to how these shareholders will vote, if they were to vote in the same manner, certain combinations of these shareholders might be able to control the composition of our Board of Directors and other matters requiring shareholder approval and could continue to have significant influence over our affairs. The interests of our substantial shareholders may not align with those of our other shareholders.
Furthermore, the provisions of the New York Business Corporation Law, to which we are subject, require the affirmative vote of the holders of two-thirds of all of our outstanding shares entitled to vote to adopt a plan of merger or consolidation between us and another entity and to approve any sale, lease, exchange or other disposition of all or substantially all of our assets not made in our usual and regular course of business. Accordingly, our substantial shareholders, acting together, could prevent the approval of such transactions even if such transactions are in the best interests of our other shareholders.

Our business could be negatively affected as a result of a potential proxy contest for the election of directors at our annual meeting or other shareholder activism
In fiscal 2014 and 2015, the Company was subjected to a threatened proxy contest, which resulted in the negotiation of significant changes to the Board of Directors and substantial costs were incurred.
A future proxy contest would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the Board of Directors. The potential of a proxy contest or other shareholder activism could interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key business partners, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results.
The market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties related to stockholder activism.
New York State law and our Articles of Incorporation and By-laws contain provisions that could make a takeover of Volt more difficult
Certain provisions of New York State law and our articles of incorporation and by-laws could have the effect of delaying or preventing a third party from acquiring Volt, even if a change in control would be beneficial to our shareholders. These provisions of our articles of incorporation and by-laws include:

•	requiring advance notice for shareholder proposals and director nominees;

•	permitting removal of directors only for cause; and

•	providing that vacancies on the Board of Directors will be filled for the unexpired term by a majority vote of the remaining directors then in office.

In addition to the voting power of our substantial shareholders discussed above, our Board of Directors could choose not to negotiate with a potential acquirer that it did not believe was in our strategic best interests. If an acquirer is discouraged from offering to acquire Volt or prevented from successfully completing an acquisition by these or other measures, our shareholders could lose the opportunity to sell their shares at a more favorable price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in approximately 15,000 square feet located at 1133 Avenue of the Americas, New York, New York. A summary of our principal owned and leased properties (those exceeding 20,000 square feet) that are currently in use is set forth below:
North America

Location	Business Segment/Purpose	Own/Lease	Lease Expiration	Approximate Square Feet
Orange County, California	North American Staffing Technology Outsourcing Services and Solutions Corporate & Other	Lease	2031	200,000
San Antonio, Texas	Technology Outsourcing Services and Solutions	Lease	2019	71,000
Redmond, Washington	North America Staffing Technology Outsourcing Services and Solutions Corporate & Other	Lease	2020	66,000
Montreal, Quebec	Technology Outsourcing Services and Solutions	Lease	2020	35,000
Wallington, New Jersey	Corporate & Other	Lease	2018	32,000
We lease space in approximately 100 other facilities worldwide, excluding month-to-month leases, each of which consists of less than 20,000 square feet. The Company's leases expire at various times from 2017 until 2031.
At times we lease space to others in the buildings that we occupy if we do not require the space for our own business. We believe that our facilities are adequate for our presently anticipated uses, and we are not dependent upon any individual leased premises.
For additional information pertaining to lease commitments, see our Note 18(a) on Commitments and Contingencies in our Consolidated Financial Statements.

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
Until August 25, 2014, our common stock was listed on the over-the-counter market under the symbol “VISI”. Since then it has traded on the NYSE MKT under the symbol “VISI”. The following table sets forth, for the periods indicated, the high and low sales prices or the high and low bid quotations for our common stock for the fiscal years ended October 30, 2016 and November 1, 2015. The over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Period		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	High	$8.56	$8.02	$7.52	$7.00
	Low	$7.38	$6.48	$5.68	$5.69
2015	High	$12.73	$12.85	$11.96	$9.98
	Low	$8.28	$10.28	$8.95	$7.97
On January 6, 2017 there were 253 holders of record of our common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.
Dividends

Cash dividends have not been paid for the three years ended October 30, 2016 and through the date of this report.
Issuer Purchases of Equity Securities

On January 14, 2015, the Board of Directors approved a new 36-month share repurchase program of up to 1,500,000 shares of the Company's common stock to begin on January 19, 2015, replacing a prior program. Such repurchases can be made through open market or private transactions. Share repurchases under the program will be subject to specified parameters and certain price and volume restraints and any repurchased shares will be held in treasury. The exact number and timing of share repurchases will depend upon market conditions and other factors. There were no shares purchased in the fourth quarter of fiscal 2016.

Performance Information

Shareholder Return Performance Graph

The following graph compares the cumulative total return of the Company’s common stock, the Russell 2000 index and the S&P 1500 Human Resources and Employment Services Index as of the year-end fiscal period. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended October 30, 2016, November 1, 2015, November 2, 2014, November 3, 2013 and October 28, 2012. The data below should be read in conjunction with, and is qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and notes thereto. The financial information presented may not be indicative of our future performance.
Volt Information Sciences, Inc. and Subsidiaries
Selected Financial Data

For the year ended, (in thousands, except per share data)	October 30, 2016	November 1, 2015	November 2, 2014	November 3, 2013	October 28, 2012
	52 weeks	52 weeks	52 weeks	53 weeks	52 weeks
STATEMENT OF OPERATIONS DATA
Net revenue	$1,334,747	$1,496,897	$1,710,028	$2,017,472	$2,146,448
Operating income (loss)	$(5,889)	$(12,760)	$4,786	$(7,252)	$(11,018)
Loss from continuing operations, net of income taxes	$(14,570)	$(19,786)	$(3,387)	$(12,743)	$(16,035)
Income (loss) from discontinued operations, net of income taxes	$—	$(4,834)	$(15,601)	$(18,132)	$2,432
Net loss	$(14,570)	$(24,620)	$(18,988)	$(30,875)	$(13,603)
PER SHARE DATA:
Basic:
Loss from continuing operations	$(0.70)	$(0.95)	$(0.16)	$(0.61)	$(0.77)
Income (loss) from discontinued operations	—	(0.23)	(0.75)	(0.87)	0.12
Net loss	$(0.70)	$(1.18)	$(0.91)	$(1.48)	$(0.65)
Weighted average number of shares	20,831	20,816	20,863	20,826	20,813
Diluted:
Loss from continuing operations	$(0.70)	$(0.95)	$(0.16)	$(0.61)	$(0.77)
Income (loss) from discontinued operations	—	(0.23)	(0.75)	(0.87)	0.12
Net loss	$(0.70)	$(1.18)	$(0.91)	$(1.48)	$(0.65)
Weighted average number of shares	20,831	20,816	20,863	20,826	20,813

(in thousands)	October 30, 2016	November 1, 2015	November 2, 2014	November 3, 2013	October 28, 2012

BALANCE SHEET DATA
Cash and cash equivalents	$6,386	$10,188	$6,723	$8,855	$22,026
Working capital	$134,086	$143,184	$59,893	$69,633	$102,663
Total assets	$316,465	$326,826	$424,332	$501,340	$557,572
Short-term borrowings, including current portion of long-term debt	$2,050	$982	$129,417	$168,114	$145,727
Long-term debt, excluding current portion	$95,000	$106,313	$7,216	$8,127	$9,033
Total stockholders’ equity	$48,965	$64,491	$91,394	$110,241	$143,117
Note - Cash dividends were not paid during the above periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Note Regarding the Use of Non-GAAP Financial Measures

We have provided certain Non-GAAP financial information, which includes adjustments for special items, as additional information for our consolidated income (loss) from continuing operations and segment operating income (loss). These measures are not in accordance with, or an alternative for, measures prepared in accordance with generally accepted accounting principles (“GAAP”) and may be different from Non-GAAP measures reported by other companies. We believe that the presentation of Non-GAAP measures eliminating special items provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations because they permit evaluation of the results of our continuing operations without the effect of special items that management believes make it more difficult to understand and evaluate our results of operations.

Special items generally include impairments, restructuring and severance charges as well as certain income or expenses not indicative of our current or future period performance. In addition, as a result of our Company's strategic reorganization, which included changes to executive management and the Board of Directors as well as the ongoing execution of new strategic initiatives, certain charges were identified as “special items” which were not historically common operational expenditures for us. Such charges included professional search fees, certain board compensation and other professional service fees. While we believe that the inclusion of these charges as special items is useful in the evaluation of our results compared to prior periods, we do not anticipate that these items will be included in our Non-GAAP measures in the future.

Segments

During fiscal 2016, we evaluated our reportable segment structure based on our new management organization and the changes implemented in connection with our new business strategies, including the initiatives to exit non-strategic and non-core operations. As a result of this assessment, we now report our activities in three reportable segments and an “Other” category:

•North American Staffing;
•International Staffing;
•Technology Outsourcing Services and Solutions; and
•Corporate and Other.

We report our segment information in accordance with the provisions of FASB ASC Topic 280. The financial information presented below for fiscal 2015 and fiscal 2014 has been restated as required to reflect our new segment structure as if the structure were in place during those years. There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our segment structure. See Note 20, “Segment Disclosures” for further information.

Overview

We are a global provider of staffing services (traditional time and materials-based as well as project-based), and information technology infrastructure services. Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily light industrial, professional administration, technical, information technology and engineering positions. Technology outsourcing services assists with individual customer assignments as well as customer care call centers and gaming industry quality assurance testing services. Our managed service programs consist of managing the procurement and on-boarding of contingent workers from multiple providers. Our information technology infrastructure services provide server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations.

As of October 30, 2016, we employed approximately 25,800 people, including 23,400 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from 100 locations worldwide with approximately 86% of our revenues generated in the United States. Our principal international markets include Canada, Europe and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

Recent Developments

In January 2017, we amended our Financing Program with PNC Bank, National Association (“PNC”) to extend the termination date from January 31, 2017 to January 31, 2018. The amendment also decreases the requirement under the minimum global liquidity covenant to $20.0 million, which increases to $25.0 million at the earlier of the sale of Maintech or receipt of our IRS refund, and then to $35.0 million after any time at which we pay a dividend or repurchase shares of our stock. The amendment includes a performance covenant requiring a minimum Earnings Before Interest and Taxes (“EBIT”) which is measured quarterly. The amendment also reduces the unbilled receivables eligibility from 15% to 10% of total eligible receivables and permits a $5.0 million basket for supply chain finance receivables. The amendment also prohibits distributions until both Maintech is sold and the IRS refund is received. When these two transactions occur, up to $0.5 million in distributions can be made per fiscal quarter provided that liquidity is at least $40.0 million after the distribution. All other material terms and conditions remain substantially unchanged, including interest rates.

Consolidated Results of Continuing Operations and Financial Highlights (Fiscal 2016 vs. Fiscal 2015)
Results of Continuing Operations by Segment (Fiscal 2016 vs. Fiscal 2015)

	Year Ended October 30, 2016
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other	Elimination
Net revenue	$1,334,747	$1,047,888	$131,496	$106,585	$114,772	$(65,994)
Cost of services	1,132,253	901,025	112,035	87,731	97,456	(65,994)
Gross margin	202,494	146,863	19,461	18,854	17,316	—

Selling, administrative and other operating costs	203,930	122,576	16,402	13,029	51,923	—
Restructuring and severance costs	5,752	1,117	702	327	3,606	—
Gain on sale of building	(1,663)	—	—	—	(1,663)	—
Impairment charges	364	—	—	—	364	—
Operating income (loss)	(5,889)	23,170	2,357	5,498	(36,914)	—
Other income (expense), net	(6,506)
Income tax provision	2,175
Net loss from continuing operations	(14,570)
Loss from discontinued operations, net of income taxes	—
Net loss	$(14,570)

	Year Ended November 1, 2015
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other	Elimination
Net revenue	$1,496,897	$1,127,284	$147,649	$135,886	$168,422	$(82,344)
Cost of services	1,268,363	974,859	127,699	108,309	139,840	(82,344)
Gross margin	228,534	152,425	19,950	27,577	28,582	—

Selling, administrative and other operating costs	231,033	131,277	18,990	15,545	65,221	—
Restructuring and severance costs	3,635	705	357	—	2,573	—
Impairment charges	6,626	1,900	—	—	4,726	—
Operating income (loss)	(12,760)	18,543	603	12,032	(43,938)	—
Other income (expense), net	(2,380)
Income tax provision	4,646
Net loss from continuing operations	(19,786)
Loss from discontinued operations, net of income taxes	(4,834)
Net loss	$(24,620)
Results of Continuing Operations by Segments (Fiscal 2016 vs. Fiscal 2015)
Net Revenue
Net revenue in fiscal 2016 decreased $162.2 million, or 10.8%, to $1,334.7 million from $1,496.9 million in fiscal 2015. The revenue decline was driven by decreases in our North American Staffing segment of $79.4 million, Technology Outsourcing Services and Solutions segment of $29.3 million, International Staffing segment of $16.1 million and Corporate and Other category of $53.6 million.
The North American Staffing segment revenue decline was primarily driven by lower demand from our customers in both our technical and to a lesser degree in our non-technical administrative and light industrial (“A&I”) skill sets. Declines were most prevalent with our customers in the industrial and commercial manufacturing, utility and IT software services/computers industries, partially offset by increases in transportation manufacturing and communications industries. However, the rate of decrease has declined over the fiscal year from 12.2% in fiscal 2015 to 7.0% in fiscal 2016.
Technology Outsourcing Services and Solutions segment revenue declined $29.3 million primarily due to lower volume from a large customer in both our application testing and call center service offerings. International Staffing segment revenue declined $16.1 million primarily as a result of foreign exchange rate fluctuations following Brexit and the closure of several unprofitable locations.
The Corporate and Other category revenue decline of $53.6 million was primarily attributable to a $25.3 million loss of revenue from non-core businesses which were sold during fiscal 2015 and a $27.9 million decline in our North American MSP and our information technology infrastructure services businesses in part due to lower volume and a decision not to pursue continued business with a certain customer.
Cost of Services and Gross Margin
Cost of services in fiscal 2016 decreased $136.1 million, or 10.7%, to $1,132.3 million from $1,268.4 million in fiscal 2015. This decrease was primarily the result of fewer staff on assignment, consistent with the related decrease in revenues in all segments. Gross margin as a percent of revenue in fiscal 2016 decreased slightly to 15.2% from 15.3% in fiscal 2015 primarily due to a decline in our Technology Outsourcing Services and Solutions segment offset by improved margins in the North American Staffing segment.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in fiscal 2016 decreased $27.1 million, or 11.7%, to $203.9 million from $231.0 million in fiscal 2015, primarily due to a reduction in headcount and facility consolidations resulting from a company-wide cost reduction plan implemented at the beginning of fiscal 2016. In addition, $6.6 million of the decline was attributable to non-core businesses sold during fiscal 2015. Corporate, general and administrative costs in fiscal 2015 included non-cash stock-based compensation provided to our new members of the Board of Directors and costs incurred responding to activist shareholders and related Board of Directors search fees. As a percent of revenue, these costs were 15.3% and 15.4% in fiscal 2016 and 2015, respectively.
Restructuring and Severance Costs
In fiscal 2016, the company-wide cost reduction plan resulted in restructuring and severance costs of $5.8 million. In fiscal 2015, corporate restructuring and severance costs of $3.6 million included severance charges associated with the departure of our former Chief Executive Officer and Chief Financial Officer as well as operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various functions within the Company.
Gain on Sale of Building
We closed on the sale of real property comprised of land and a building in San Diego, California during the second quarter of fiscal 2016. There was no mortgage on the property and the gain recorded on the sale was $1.7 million.
Impairment Charges
We identified previously purchased software modules that we will no longer use, which resulted in an impairment charge of $0.4 million in fiscal 2016. In fiscal 2015, the impairment charges primarily resulted from the initiative to exit certain non-core businesses and fully impairing the net assets of the telephone directory publishing and printing and staffing businesses in Uruguay, as well as our goodwill related to our staffing reporting unit in Uruguay. In addition, the $1.9 million impairment charge in fiscal 2015 in our North American Staffing segment was attributable to previously capitalized internally developed software resulting from an approved plan to upgrade a certain portion of our front office technology.
Other Income (Expense), net
Other expense in fiscal 2016 increased $4.1 million, or 173.4%, to $6.5 million from $2.4 million in fiscal 2015, primarily related to increased non-cash foreign exchange gains and losses on intercompany balances and the amortization of deferred financing fees. Also other expense in fiscal 2015 included the gain on the sale of non-core businesses.

Income Tax Provision
Income tax provision in fiscal 2016 amounted to $2.2 million compared to $4.6 million in fiscal 2015, primarily related to locations outside of the United States.
Consolidated Results of Continuing Operations and Financial Highlights (Fiscal 2015 vs. Fiscal 2014)
Results of Continuing Operations by Segment (Fiscal 2015 vs. Fiscal 2014)

	Year Ended November 1, 2015
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other	Elimination
Net revenue	$1,496,897	$1,127,284	$147,649	$135,886	$168,422	$(82,344)
Cost of services	1,268,363	974,859	127,699	108,309	139,840	(82,344)
Gross margin	228,534	152,425	19,950	27,577	28,582	—

Selling, administrative and other operating costs	231,033	131,277	18,990	15,545	65,221	—
Restructuring and severance costs	3,635	705	357	—	2,573	—
Impairment charges	6,626	1,900	—	—	4,726	—
Operating income (loss)	(12,760)	18,543	603	12,032	(43,938)	—
Other income (expense), net	(2,380)
Income tax provision	4,646
Net loss from continuing operations	(19,786)
Loss from discontinued operations, net of income taxes	(4,834)
Net loss	$(24,620)

	Year Ended November 2, 2014
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other	Elimination
Net revenue	$1,710,028	$1,284,314	$158,266	$146,547	$208,820	$(87,919)
Cost of services	1,450,448	1,106,921	135,875	121,168	174,403	(87,919)
Gross margin	259,580	177,393	22,391	25,379	34,417	—

Selling, administrative and other operating costs	249,026	140,698	21,281	16,056	70,991	—
Restructuring and severance costs	2,507	730	—	—	1,777	—
Restatement, investigations and remediation	3,261	—	—	—	3,261	—
Operating income (loss)	4,786	35,965	1,110	9,323	(41,612)	—
Other income (expense), net	(2,947)
Income tax provision	5,226
Net loss from continuing operations	(3,387)
Loss from discontinued operations, net of income taxes	(15,601)
Net loss	$(18,988)
Net Revenue
Net revenue in fiscal 2015 decreased $213.1 million, or 12.5%, to $1,496.9 million from $1,710.0 million in fiscal 2014. The revenue decline was primarily driven by a decrease in our North American Staffing segment of $157.0 million and the Corporate and Other category of $40.4 million.
The North American Staffing segment revenue decline was primarily driven by lower demand from our customers in both our A&I and technical skill sets, as well as a change in the overall mix from technical to A&I skill sets. Declines were most prevalent with customers in the manufacturing, utilities and oil and gas industries as they continued to experience a slowdown on demand.

The Corporate and Other category revenue decline was primarily attributable to a $20.2 million reduction in revenue from non-core businesses which were sold during fiscal 2015 and a $20.1 million decrease in our North American MSP and information technology infrastructure services businesses.
Cost of Services and Gross Margin
Cost of services in fiscal 2015 decreased $182.1 million, or 12.6%, to $1,268.4 million from $1,450.5 million in fiscal 2014. This decrease was primarily the result of fewer contingent staff on assignment, consistent with the related decrease in staffing services revenue. Gross margin as a percent of revenue in fiscal 2015 increased slightly to 15.3% from 15.2% in fiscal 2014 primarily resulting from improved margins in our Technology Outsourcing Services and Solutions segment and the sale of non-core businesses in the Corporate and Other category, partially offset by the North American Staffing segment change in sales mix.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in fiscal 2015 decreased $18.0 million, or 7.2%, to $231.0 million from $249.0 million in fiscal 2014, primarily due to lower recruiting and delivery costs and cost cutting initiatives in our North American and International Staffing segments, as well as lower support and information technology costs. In addition, $5.8 million of the decline was attributable to non-core businesses sold during fiscal 2015. These cost reductions were partially offset by increases in Corporate, general and administrative costs from increased non-cash stock-based compensation provided to our new Board of Directors, costs incurred responding to activist shareholders and related Board of Directors search fees. As a percent of revenue, these costs were 15.4% and 14.6% in fiscal 2015 and 2014, respectively.
Restructuring and Severance Costs
We had, from time to time, undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments within the Company and incurred restructuring and severance costs of $3.6 million and $2.5 million in fiscal 2015 and 2014, respectively. In fiscal 2015, corporate restructuring and severance costs also included severance charges associated with the departure of our former Chief Executive Officer and Chief Financial Officer.
Impairment Charges

Corporate and Other impairment charges in fiscal 2015 primarily resulted from the initiative to exit certain non-core businesses and fully impairing the net assets of the telephone directory publishing and printing and staffing businesses in Uruguay, as well as our goodwill related to our staffing reporting unit in Uruguay. In addition, the $1.9 million impairment charge in our North American Staffing segment was the result of previously capitalized internally developed software as part of a plan to upgrade a certain portion of our front office technology.
Other Income (Expense), net
Other expense in fiscal 2015 decreased $0.5 million, or 19.2%, to $2.4 million from $2.9 million in fiscal 2014, primarily related to decreased net interest expense and non-cash foreign exchange gains and losses on intercompany balances.
Income Tax Provision
Income tax provision in fiscal 2015 amounted to $4.6 million compared to $5.2 million in fiscal 2014, primarily related to locations outside of the United States.
Discontinued Operations
On December 1, 2014, we completed the sale of our Computer Systems segment. The results of the Computer Systems segment are presented as discontinued operations and excluded from continuing operations and from segment results for all periods presented.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and proceeds from our Financing Program. Borrowing capacity under this program is directly impacted by the level of accounts receivable which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. In February 2016, Maintech entered into a $10.0 million short-term credit facility with Bank of America, N.A. (“BofA”), which supplements our existing Financing Program and provides additional liquidity for working capital and general corporate purposes.

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

We manage our cash flow and related liquidity on a global basis. We fund payroll, taxes and other working capital requirements using cash supplemented as needed from short-term borrowings. Our weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $20.0 million. We generally target minimum global liquidity to be 1.5 to 2.0 times our average weekly requirements. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements. We believe our cash flow from operations and planned liquidity will be sufficient to meet our cash needs for the next twelve months.

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

•
Reinvesting in our business. We continue to execute on our company-wide initiative of disciplined reinvestment in our business including new information technology systems which will support our front-end recruitment and placement capabilities as well as increase efficiencies in our back-office financial suite. We are also investing in our sales and recruiting process and resources, which is critical to drive profitable revenue growth;

•	Deleveraging our balance sheet. By lowering our debt level, we will strengthen our balance sheet, reduce interest costs and reduce risk going forward;

•
Returning capital to shareholders. Part of our strategy is to return capital to our shareholders when circumstances permit in connection with share buybacks through our existing share buyback program; and

•
Acquiring value-added businesses. Potentially in the longer-term, and when circumstances permit, identifying and acquiring companies which would be accretive to our operating income and that could leverage Volt's scale, infrastructure and capabilities. Strategic acquisitions could potentially strengthen Volt in certain industry verticals or in specific geographic locations.

Initiatives to Improve Operating Income, Cash Flows and Liquidity

We continue to make progress on several initiatives undertaken to enhance our liquidity position and shareholder value. We continue to actively manage our portfolio of business units and have exited both non-core businesses that were incurring losses and core businesses that were marginally profitable. We completed a number of significant divestitures in the latter part of fiscal 2015 and the first quarter of fiscal 2016, including the sale of our printing and staffing businesses in Uruguay, and the sale of substantially all the assets of our telecommunications, infrastructure and security services business. The above transactions netted nominal proceeds, however, we expect these transactions to continue to be accretive to future operating cash flows as we are no longer funding the respective operating losses.

We sold and simultaneously entered into a lease on our Orange, California property in March 2016 for a purchase price of $35.9 million. After the repayment of the mortgage on the property along with transaction-related expenses and fees, we received net cash proceeds of $27.1 million from the sale of the property. The lease on the property will expire in March 2031 with an annual base rent of $2.9 million for the first year with a 3.0% annual increase on the then-current base rent. We continue to use the net proceeds from the sale to ensure adequate levels of liquidity for working capital purposes, invest in technology and fund sales and marketing initiatives in support of our growth objectives.

In March 2016, we closed on the sale of real property comprised of land and building with office space of approximately 19,000 square feet in San Diego, California with a private commercial real estate investor. There was no mortgage on the property and net proceeds, after transaction-related expenses and fees, totaled $2.0 million.

We have significant tax benefits. Included in our recoverable income taxes of $17.0 million is $16.0 million from the filing of our amended tax returns for our fiscal years 2004 through 2010. We have fully completed the audit process with the IRS and on December 29, 2016 it was formally sent to the Joint Committee for approval. We have submitted a request for an expedited case to accelerate the processing of the refund. Entering fiscal 2017, we also have significant federal net operating loss carryforwards of $145.1 million, which are fully reserved with a valuation allowance as well as federal tax credits of $47.8 million, which we will be able to utilize against future profits resulting from our turnaround activities. We also have capital loss carryforwards of $55.4 million, which we will be able to utilize against any future capital gains that may arise in the near future.

We remain committed to delivering superior client service at a reasonable cost. In an effort to reduce our future operating costs, we are making a significant investment to update our business processes, back-office financial suite and information technology tools that are critical to our success and offer more functionality at a lower cost. We are making progress and intend to complete the project within the first half of fiscal 2017 with an estimated total cost of approximately $14.0 million in expensed and capitalized costs. We expect that these activities will reduce our costs of services through either the consolidation and/or elimination of certain systems and processes along with other reductions in discretionary spending. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability.

In fiscal 2016, we implemented a cost reduction plan as part of our overall initiative to become more efficient, competitive and profitable. We incurred restructuring and severance charges of $4.7 million, excluding Maintech, primarily resulting from a reduction in workforce, facility consolidation and lease termination costs. These actions taken in fiscal 2016 will result in net annualized labor savings of approximately $11.5 million. Consistent with our ongoing strategic efforts, cost savings will be used to strengthen our operations.

Liquidity Outlook and Further Considerations

As previously noted, our primary sources of liquidity are cash flows from operations and proceeds from our Financing Program. Both operating cash flows and borrowing capacity under our Financing Program are directly related to the levels of accounts receivable generated by our businesses. As accounts receivable increases based on sales growth, the level of borrowing capacity increases. However, our operating cash flow may initially decrease as we fund the sales growth. As the business grows, it is likely for a period of time, we would need to borrow funds to have adequate amounts of liquidity to fund operational requirements.

Further, under terms of the Financing Program, we have to meet certain minimum global liquidity thresholds at all times. At October 30, 2016, the minimum global liquidity threshold was $35.0 million and would have increased to $50.0 million if we had sold Maintech. This threshold is a covenant test exposing us to a potential default under our Financing Program as an unintended consequence should our day to day receipts and disbursements not align with our forecast.

In January 2017, we amended our Financing Program to extend the termination date from January 31, 2017 to January 31, 2018. The amendment also decreases the requirement under the minimum global liquidity covenant to $20.0 million, which increases to $25.0 million at the earlier of the sale of Maintech or receipt of our IRS refund, and then to $35.0 million after any time at which we pay a dividend or repurchase shares of our stock, as more fully described elsewhere herein. In addition, there is also an EBIT covenant based on our plan for 2017. The test starts with our fiscal fourth quarter of 2016 tested on a trailing three-month basis, with the first quarter of 2017 tested on a trailing six-month basis, the second quarter of 2017 tested on a trailing nine-month basis and ends with the third quarter of 2017 on a trailing twelve-month basis. The amendment also reduces the unbilled receivables eligibility from 15% to 10% of total eligible receivables and permits a $5.0 million basket for supply chain finance receivables. The amendment also prohibits distributions until both Maintech is sold and the IRS refund is received. When these two transactions occur, up to $0.5 million in distributions can be made per fiscal quarter provided that liquidity is at least $40.0 million after the distribution. All other material terms and conditions remain substantially unchanged, including interest rates.

Our Financing Program is subject to termination under standard events of default including breach of covenants (including liquidity and EBIT covenants). At October 30, 2016, we were in compliance with all debt covenants. We believe, based on our 2017 plan, we will be able to meet the liquidity and EBIT covenants.

If the sale of Maintech and/or the receipt of the tax refund is delayed, we believe our liquidity will be sufficient to operate our business over the next twelve months, including satisfying the covenants of our amended Financing Program. However, our liquidity would be more limited. In the event we begin to fall short of our operating and liquidity forecasts during fiscal 2017, we believe we can take steps to preserve liquidity and reduce operating costs. Such steps would include the delay or reduction of capital and working capital investments and/or further reductions in operating expenses.

An additional consideration under the Financing Program is our ability to expand the credit capacity when the level of business activity increases. As revenues and related accounts receivables rise, correspondingly, our borrowing base increases, but is capped at the present facility amount of $160.0 million.  A cap on the facility amount would have the impact of reducing overall global liquidity as business levels increase. To address this requirement, PNC has provided an accordion feature which may allow us to increase credit capacity to a maximum of $250.0 million subject to approval by our Board of Directors and credit approval by PNC.

The following table sets forth our cash and available liquidity levels at the end of our last fiscal five quarters and our most recent week ended:

Global Liquidity
(in thousands)	November 1, 2015	January 31, 2016	May 1, 2016	July 31, 2016	October 30, 2016	January 6, 2017

Cash and cash equivalents (a)	$10,188	$16,515	$23,171	$12,886	$6,386

Cash in banks (b)	$13,652	$21,140	$29,626	$16,918	$11,248	$15,715
Financing Program - PNC	35,700	23,584	26,053	28,986	33,986	19,928
Short-Term Credit Facility - BofA	—	—	3,105	3,359	3,291	3,523
Available liquidity	$49,352	$44,724	$58,784	$49,263	$48,525	$39,166

(a) Per financial statements.
(b) Amount generally includes outstanding checks.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	For the Year Ended
(in thousands)	October 30, 2016	November 1, 2015	November 2, 2014
Net cash provided by (used in) operating activities	$(7,611)	$43,324	$34,422
Net cash provided by (used in) investing activities	18,840	(7,428)	(1,281)
Net cash used in financing activities	(11,386)	(24,059)	(18,360)
Effect of exchange rate changes on cash and cash equivalents	(3,645)	(924)	(386)
Net cash used in discontinued operations	—	(7,237)	(17,513)
Net increase (decrease) in cash and cash equivalents	$(3,802)	$3,676	$(3,118)
Fiscal Year Ended October 30, 2016 Compared to the Fiscal Year Ended November 1, 2015
Cash Flows – Operating Activities

The net cash used in operating activities in fiscal 2016 was $7.6 million, a decrease of $50.9 million from 2015. This decrease resulted primarily from increased demands on working capital relating to the year over year change in accounts receivable that was not as substantial as in the prior fiscal year as well as the change in prepaid insurance and other assets as a substantial portion of our collateral relating to our casualty program was received in the prior fiscal year.
Cash Flows – Investing Activities

The net cash provided by investing activities in fiscal 2016 was $18.8 million, principally from the sale of property (our Orange, CA and San Diego, CA facilities) and equipment of $36.8 million, partially offset by the purchases of property, equipment and software of $17.6 million primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools. The net cash used in investing activities in fiscal 2015 was $7.4 million, principally from the purchase of property, equipment and software of $8.6 million partially offset by sale of investments of $1.3 million.
Cash Flows – Financing Activities

The net cash used in financing activities in fiscal 2016 was $11.4 million principally from repayment of long-term debt of $7.3 million as a result of the sale-leaseback of our Orange, California facility and the net repayment of borrowings of $3.0 million. The net cash used in financing activities in fiscal 2015 was $24.1 million principally from the net repayment of borrowings of $28.5 million and $4.3 million for the purchase of common stock, partially offset by the elimination of cash restricted as collateral for borrowings of $10.4 million.

Fiscal Year Ended November 1, 2015 Compared to the Fiscal Year Ended November 2, 2014
Cash Flows – Operating Activities

The net cash provided by operating activities in fiscal 2015 was $43.3 million, an increase of $8.9 million from fiscal 2014. This increase resulted primarily from increased working capital relating to prepaid insurance and other assets, accrued expenses and other liabilities (accrued insurance and other), restricted cash, and income taxes partially offset by accounts payable and accounts receivable. In addition, there was an increase in our net loss when adjusted for non-cash items related to impairment charges, gain on dispositions of property and equipment and unrealized foreign currency exchange loss.
Cash Flows – Investing Activities

The net cash used in investing activities in fiscal 2015 was $7.4 million, principally from the purchases of property, equipment and software of $8.6 million primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools partially offset by sales of investments of $1.3 million. The net cash used in investing activities in fiscal 2014 was $1.3 million, principally from the purchase of property, equipment and software of $5.3 million partially offset by proceeds from sales of property, equipment and software of $3.1 million.
Cash Flows – Financing Activities

The net cash used in financing activities in fiscal 2015 was $24.1 million resulting from net repayment of borrowings of $28.5 million and $4.3 million for the purchase of common stock, partially offset by the elimination of cash restricted as collateral for borrowings of $10.4 million. The net cash used in financing activities in fiscal 2014 was $18.4 million resulting from net repayment of borrowings of $38.6 million partially offset by the decrease in cash restricted as collateral for borrowings of $21.3 million.
Financing Program

In January 2016, we amended our $150.0 million Financing Program with PNC to (1) extend the termination date to January 31, 2017; (2) eliminate the interest coverage ratio and modify the liquidity level requirement; (3) reduce the minimum funding threshold, as defined, from 60% to 40%, and (4) revise pricing from a LIBOR based rate plus 1.75% per the prior agreement, to a LIBOR based rate plus 1.90% on outstanding borrowings, and to increase the facility fee from 0.65% to 0.70%. The Financing Program is secured by receivables from certain staffing services businesses in the United States, Europe and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The subsidiary's sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of our other legal entities. Borrowing capacity under the Financing Program is directly impacted by the level of accounts receivable.

Our Financing Program provides for a minimum liquidity covenant which is measured weekly and is calculated as the sum of cash in banks and undrawn amounts under the program. The liquidity covenant level was set at $20.0 million at the origination of the Financing Program in July 2015. Under the October 2016 amendment to the Financing Program, the required minimum liquidity level is to $35.0 million through the earlier of: 1) the date of the sale of the Company's subsidiary, Maintech Incorporated, at which time the minimum liquidity level increases to $40.0 million and 2) the expiration of the Financing Program on January 31, 2017. In addition, this amendment adds a negative covenant prohibiting share buybacks or dividends by the Company through January 31, 2017. This places restrictions on our ability to utilize this cash. As of October 30, 2016, our global liquidity, as defined in our debt agreement, was $48.5 million and at January 6, 2017 was $39.2 million.

In addition to customary representations, warranties and affirmative and negative covenants, the Financing Program is subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity covenant, triggering of portfolio ratio limits, or other material adverse events as defined. At October 30, 2016, we were in compliance with all debt covenant requirements.

The Financing Program has a feature under which the facility limit can be increased up to $250.0 million subject to credit approval from our Board of Directors and PNC. Borrowings are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million limit, and British Pounds Sterling, subject to a £20.0 million limit. The program also includes a letter of credit sublimit of $50.0 million and minimum borrowing requirements. As of October 30, 2016, there were no foreign currency denominated borrowings, and the letter of credit participation was $31.0 million inclusive of $28.9 million for the Company's casualty insurance program and $2.1 million for the security deposit required under the Orange facility lease agreement.

On September 6, 2016, we amended our Financing Program to increase the facility limit from $150.0 million to $160.0 million under the expandable accordion feature in the program. We entered into this amendment to utilize the additional borrowing base provided by the current and potential growth in eligible accounts receivable balances.

At October 30, 2016 and November 1, 2015, we had outstanding borrowings of $95.0 million and $100.0 million, respectively, under the Financing Program which bore a weighted average annual interest rate of 2.3% and 1.8%, respectively, inclusive of certain facility fees. Borrowing availability under this program was $34.0 million at the end of fiscal 2016.

In January 2017, as discussed in “Management Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments”, we amended our Financing Program with PNC. As of October 30, 2016, our Financing Program was classified as long-term debt on our Consolidated Balance Sheet. However, at the end of our fiscal first quarter 2017, the Financing Program will be classified as short-term as the termination date will be within twelve months of our first quarter 2017 balance sheet date.

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

The borrower may optionally terminate the credit agreement and repay the borrowings prior to the expiration date, without premium or penalty at any time by the delivery of a notice to that effect as provided under the credit agreement. It is anticipated that the credit agreement will be terminated before a sale of the borrower. Borrowings will be used for working capital and general corporate purposes. Interest under the credit agreement is a one month LIBOR based rate plus 2.75% on drawn amounts and a fixed rate of 0.375% on undrawn amounts. As of October 30, 2016, the amount drawn under this facility was $2.1 million. Borrowing availability under this program was $3.3 million at the end of fiscal 2016.

Share Repurchase Program

Our Board of Directors authorized a 1.5 million share buyback program in January 2015. Since the program's initiation, $4.3 million, or 340,800 shares, of common stock has been repurchased. There have been no repurchases under this program since the second fiscal quarter of 2015.
Off-Balance Sheet Arrangements

As of October 30, 2016, we issued letters of credit against our Financing Program totaling $31.0 million inclusive of $28.9 million for the Company's casualty insurance program and $2.1 million for the security deposit required under the Orange facility lease agreement. There were no other off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in fiscal 2016 and 2015 that would have affected our liquidity or the availability of or requirements for capital resources.
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

The following table summarizes our contractual cash obligations at October 30, 2016:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Financing Program	$95,000	$—	$95,000	$—	$—
Short-term Credit Facility	2,050	2,050	—	—	—
Total Debt	97,050	2,050	95,000	—	—
Operating leases	98,812	17,309	25,365	15,002	41,136
Standby letters of credit	31,455	31,455	—	—	—
Other (a)	11,216	5,727	4,651	838	—
Total Contractual Cash Obligations	$238,533	$56,541	$125,016	$15,840	$41,136

(a)
In November 2015, we entered into a Master Subscription Agreement to upgrade our Customer/Candidate Relationship Management (CRM) and Applicant Tracking System (ATS) platforms for total fees of $7.3 million, payable over 5 years.

Our liability for uncertain tax positions of $6.8 million as of October 30, 2016 is not reflected in the above contractual obligations table as we are not able to reasonably estimate the timing of payments in individual years.

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
Goodwill

We perform our annual impairment test for goodwill during the second quarter of the fiscal year and when a triggering event occurs between annual impairment tests. During the second quarter, it was determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances since the annual goodwill impairment assessment that caused the Company to perform an interim impairment assessment.

The Company first assesses the qualitative factors for reporting units that carry goodwill. International Staffing is the only segment which carries goodwill. The qualitative assessment includes assessing the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. These events and circumstances include macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. We may also consider recent valuations of the reporting unit, including the magnitude of the difference between the most recent fair value estimate and the carrying value, as well as both positive and adverse events and circumstances, and the extent to which each of the events and circumstances identified may affect the comparison of a reporting unit’s fair value with its carrying value.  If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

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
Realization of deferred tax assets is dependent upon reversals of existing taxable temporary differences, taxable income in prior carryback years, and future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. We have a three-year cumulative loss position which is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance we can place on projected taxable income to support the recovery of the deferred tax assets. A valuation allowance has been recognized due to the uncertainty of realization of our loss carryforwards and other deferred tax assets. Management believes that the remaining deferred tax assets are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction-by-jurisdiction basis.
Casualty Insurance Program
We purchase workers’ compensation insurance through mandated participation in certain state funds, and the experience-rated premiums in these state plans relieve us of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a paid loss deductible experience-rated insurance program for losses exceeding specified retention levels and we are financially responsible for losses below the specified deductible limits.
We recognize expenses and establish accruals for amounts estimated to be incurred up to the policy deductible, both reported and not yet reported, policy premiums and related legal and other costs. We develop estimates for claims as well as claims incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Depending on the policy year, adjustments to final paid amounts are determined as of a future date, between three or four years after the end of the respective policy year or the ultimate life of the claim.
In October 2015, we converted three of the four open policy years to a paid loss deductible program secured by a letter of credit against our Financing Program of $25.1 million. Under this program, we now make payments based on actual claims paid instead of pre-funding an estimate of the ultimate loss exposure. The change from an incurred loss program to a paid loss program returned cash collateral of approximately $22.0 million to us for the converted policy years, which was treated as a source of net cash provided by operating activities.

Medical Insurance Program
We are self-insured for a portion of our medical benefit programs for our employees. Eligible contingent staff on assignment with customers are offered medical benefits through a fully insured program administered through a third party. Employees contribute a portion of the cost of these medical benefit programs.
The liability for the self-insured medical benefits is limited on a per claimant basis through the purchase of stop-loss insurance. Our retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected claims based on statistical analysis of historical data. Amounts contributed by employees and additional amounts necessary to fund the self-insured program administered by the third party were transferred to a 501(c)(9) employee welfare benefit trust. We terminated the employee welfare benefit trust during October 2016.
Litigation
We are subject to certain legal proceedings as well as demands, claims and threatened litigation that arise in the normal course of our business. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, a liability and an expense are recorded for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Development of the accrual includes consideration of many factors including potential exposure, the status of proceedings, negotiations, discussions with internal and outside counsel, results of similar litigation and, in the case of class action lawsuits, participation rates. As additional information becomes available, we will revise the estimates. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement.
Note Receivable
Our note receivable from NewNet was originally valued at $8.4 million and was subsequently accreted to its current recorded value of $8.9 million, which we believe is its net realizable value. As with any receivable, the underlying collectability assessment is based on multiple factors including the credit worthiness of the counterparty. In the event that our assessment of the collectability of this note changes, we would record a charge to Selling, administrative and other operating costs in the period in which we made such a determination.
Accounts Receivable
We make ongoing estimates relating to the collectability of our trade accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments, sales adjustments and permanent placement candidates not remaining with a client for a guaranteed period. In determining the amount of the allowance for uncollectible accounts receivable, we make judgments on a customer by customer basis based on the customer’s current financial situation, such as bankruptcies, and other difficulties collecting amounts billed. Losses from uncollectible accounts have not exceeded our allowance historically. As we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to Selling, administrative and other operating costs in the period in which we made such a determination.

In addition, for billing adjustments related to errors, service issues and compromises on billing disputes, we also include a provision for sales allowances, based on our historical experience, in our allowance for uncollectible accounts receivable. If sales allowances vary from our historical experience, an adjustment to the allowance may be required, and we would record a credit or charge to revenue from services in the period in which we made such a determination.
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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At October 30, 2016, we had cash and cash equivalents on which interest income is earned at variable rates. At October 30, 2016, we had a $160.0 million accounts receivable securitization program, which can be increased up to $250.0 million subject to credit approval from PNC, to provide additional liquidity to meet our short-term financing needs. In addition, we have a $10.0 million secured revolving credit facility with Bank of America, N.A. which provides additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.8 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $1.0 million in fiscal 2016.
Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar strengthened relative to many foreign currencies as of October 30, 2016 compared to November 1, 2015. Consequently, stockholders’ equity decreased by $2.6 million as a result of the foreign currency translation as of October 30, 2016.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of October 30, 2016 would result in an approximate $1.3 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of October 30, 2016 would result in an approximate $1.3 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.
Equity Risk
Our investments are exposed to market risk as it relates to changes in the market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At October 30, 2016, the total market value of these investments was $3.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the pages following this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of October 30, 2016 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of October 30, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Volt Information Sciences, Inc.
We have audited Volt Information Sciences, Inc. and subsidiaries’ internal control over financial reporting as of October 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Volt Information Sciences, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Volt Information Sciences, Inc. and subsidiaries, maintained in all material respects, effective internal control over financial reporting as of October 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 30, 2016 and November 1, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended October 30, 2016 of Volt Information Sciences, Inc. and subsidiaries and our report dated January 11, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
January 11, 2017

ITEM 9B.	OTHER INFORMATION

Amendment No. 5 to Receivables Financing Agreement and Amendment No. 1 to Performance Guaranty

The Company entered into Amendment No. 5, dated as of January 6, 2017, to the Receivables Financing Agreement dated as of July 30, 2015 and Amendment No. 1 to Performance Guaranty, dated as of January 5, 2016. Amendment No. 5 extends the termination date from January 31, 2017 to January 31, 2018. The amendment also decreases the requirement under the minimum global liquidity covenant to $20.0 million, which increases to $25.0 million at the earlier of the sale of Maintech or receipt of our IRS refund, and then to $35.0 million after any time at which we pay a dividend or repurchase shares of our stock. Additionally, the amendment includes a financial covenant requiring us to meet certain minimum earnings before interest and taxes levels, measured quarterly, reduces the unbilled receivables eligibility from 15% to 10% and permits a $5.0 million basket for supply chain finance receivables. The amendment prohibits distributions until both Maintech is sold and the IRS refund is received. When these two transactions occur, up to $0.5 million in distributions can be made per fiscal quarter provided that liquidity is at least $40.0 million pro forma for the distribution. All other material terms and conditions remain substantially unchanged, including interest rates.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous - Available Information” in the Company’s Proxy Statement for our 2017 Annual Meeting of Shareholders (the “Proxy Statement”) or in an amendment to this Annual Report, which information is incorporated herein by reference.

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

2.1
Membership Interest Purchase Agreement dated December 1, 2014, by and between VoltDelta, the Company and NewNet (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 5, 2014; File No. 001-09232)

3.1
Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 1996 filed January 30, 1997; File No. 001-09232)

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

10.2*
Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2007 filed June 8, 2007; File No. 001-09232)

10.3*
Form of Restricted Stock Grant Notice for Employees (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed April 9, 2013; File No. 001-09232)

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

10.8*
Employment Agreement, dated May 1, 1987, by and between the Company and Jerome Shaw (incorporated by reference to Exhibit 19.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1987; File No. 001-09232)

10.9*
Amendment to Employment Agreement, dated January 3, 1989, by and between the Company and Jerome Shaw (incorporated by reference to Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 1989; File No. 001-09232)

10.10*
Employment Agreement, dated December 26, 2012, by and between the Company and Ronald Kochman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2012; File No. 001-09232)

10.11*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2005 filed September 9, 2005; File No. 001-09232)

10.12*
Employment Agreement, dated March 23, 2015, by and between the Company and Paul Tomkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2015; File No. 001-9232)

10.13*
Settlement Agreement (including Exhibits A and B), dated as of March 30, 2015, by and among the Company, Glacier Peak Capital LLC, Glacier Peak U.S. Value Fund, L.P. and John C. Rudolf (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2015; File No. 001-9232)

10.14*
Employment Agreement, dated March 30, 2015, by and between the Company and Bryan Berndt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2015; File No. 001-9232)

10.15*
Separation Agreement dated June 25, 2015, by and between the Company and Ronald Kochman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2015; File No. 001-9232)

10.16*
Employment Agreement, dated June 25, 2015, by and between the Company and Michael Dean (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2015; File No. 001-9232)

10.17*
Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and the Company, as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-9232)

10.18*
Purchase and Sale Agreement, dated as of July 30, 2015, by and among P/S Partner Solutions, Ltd., VMC Consulting Corporation, the Company, and Volt Management Corp., as originators, the Company, as servicer, and Volt Funding Corp., as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-9232)

10.19*
Purchase and Sale Agreement, dated as of August 1, 2015, by and among Volt Europe Limited and Volt Consulting Group Limited, as originators, the Company, as servicer, PNC Bank, National Association, as administrative agent, and Volt Funding Corp., as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-9232)

10.20*
Purchase and Sale Agreement, dated as of July 31, 2015, by and among Volt Canada Inc., as originator, the Company, as servicer, and Volt Funding Corp., as buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-9232)

10.21*
Employment Agreement, dated October 19, 2015, between the Company and Michael Dean (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2015; File No. 001-9232)

10.22*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006 filed January 12, 2007; File No. 001-09232)

10.23*
Separation Agreement and General Release, dated January 16, 2015, by and between the Company and James Whitney Mayhew (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2015; File No. 001-9232)

10.24*
Amendment No. 1, dated as of January 5, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time partythereto as lenders and letter of credit participants, and the Company, as initial servicer (incorporated by reference o Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2016; File No. 001-9232)

10.25*
Amendment No. 2, dated as of July 29, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2016; File No. 001-9232)

10.26*
Amendment No. 3, dated as of September 6, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q for the fiscal quarter ended July 31, 2016 filed September 9, 2016; File No. 001-9232)

10.27*
Amendment No. 4, dated as of October 28, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2016; File No. 001-9232)

10.28*
Amendment No. 5, dated as of January 6, 2017, to the Receivables Financing Agreement dated as of July 30, 2015 and Amendment No. 1 to Performance Guaranty, dated as of January 5, 2016, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, and Volt Information Sciences, Inc., as initial servicer

10.29*
Loan and Security Agreement, dated as of February 17, 2016, between Maintech, Incorporated, as Borrower, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2016; File No. 001-9232)

10.30*
Limited Guaranty Agreement, dated as of February 17, 2016, by Volt Information Sciences, Inc. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 23, 2016; File No. 001-9232)

10.31*
Purchase and Sale Agreement, dated February 25, 2016, by and between Volt Orangeca Real Estate Corp. and Glassell Grand Avenue Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2016; File No. 001-9232)

10.32*
Lease Agreement, dated February 25, 2016, by and between Glassell Grand Avenue Partners, LLC and Volt Information Sciences, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2016; File No. 001-9232)

10.33*
Volt Information Sciences, Inc. Deferred Compensation and Supplemental Savings Plan, amended and restated effective June 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the fiscal quarter ended May 1, 2016 filed June 9, 2016; File No. 001-9232)

10.34*
Volt Information Sciences, Inc. Annual Incentive Plan, effective September 7, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10Q for the fiscal quarter ended July 31, 2016 filed September 9, 2016; File No. 001-9232)

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

VOLT INFORMATION SCIENCES, INC.

Date: January 11, 2017	By:	/s/ Michael Dean
Michael Dean
President and Chief Executive Officer (Principal Executive Officer)

Date: January 11, 2017	By:	/s/ Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer )

Date: January 11, 2017	By:	/s/ Bryan Berndt
Bryan Berndt
Controller and Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 11, 2017	By:	/s/ Dana Messina
Dana Messina
Chairman of the Board

Date: January 11, 2017	By:	/s/ Michael Dean
Michael Dean
President and Chief Executive Officer (Principal Executive Officer)

Date: January 11, 2017	By:	/s/ James E. Boone
James E. Boone
Director

Date: January 11, 2017	By:	/s/ Nick S. Cyprus
Nick S. Cyprus
Director

Date: January 11, 2017	By:	/s/ Bruce G. Goodman
Bruce G. Goodman
Director

Date: January 11, 2017	By:	/s/ John C. Rudolf
John C. Rudolf
Director

Date: January 11, 2017	By:	/s/ Laurie Siegel
Laurie Siegel
Director

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Volt Information Sciences, Inc.
We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 30, 2016 and November 1, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended October 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at October 30, 2016 and November 1, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Volt Information Sciences, Inc. and subsidiaries’ internal control over financial reporting as of October 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 11, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
January 11, 2017

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014
NET REVENUE	$1,334,747	$1,496,897	$1,710,028
Cost of services	1,132,253	1,268,363	1,450,448
GROSS MARGIN	202,494	228,534	259,580
EXPENSES
Selling, administrative and other operating costs	203,930	231,033	249,026
Restructuring and severance costs	5,752	3,635	2,507
Impairment charges	364	6,626	—
Restatement, investigations and remediation	—	—	3,261
Gain on sale of building	(1,663)	—	—
TOTAL EXPENSES	208,383	241,294	254,794
OPERATING INCOME (LOSS)	(5,889)	(12,760)	4,786
OTHER INCOME (EXPENSE), NET
Interest income	146	572	267
Interest expense	(3,305)	(3,244)	(3,530)
Foreign exchange gain (loss), net	(1,803)	(249)	118
Other income (expense), net	(1,544)	541	198
TOTAL OTHER INCOME (EXPENSE), NET	(6,506)	(2,380)	(2,947)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,395)	(15,140)	1,839
Income tax provision	2,175	4,646	5,226
LOSS FROM CONTINUING OPERATIONS	(14,570)	(19,786)	(3,387)
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes (including loss on disposal of $1.5 million)	—	(4,834)	(15,601)
NET LOSS	$(14,570)	$(24,620)	$(18,988)
PER SHARE DATA:
Basic:
Loss from continuing operations	$(0.70)	$(0.95)	$(0.16)
Loss from discontinued operations	—	(0.23)	(0.75)
Net loss	$(0.70)	$(1.18)	$(0.91)
Weighted average number of shares	20,831	20,816	20,863
Diluted:
Loss from continuing operations	$(0.70)	$(0.95)	$(0.16)
Loss from discontinued operations	—	(0.23)	(0.75)
Net loss	$(0.70)	$(1.18)	$(0.91)
Weighted average number of shares	20,831	20,816	20,863
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014
NET LOSS	$(14,570)	$(24,620)	$(18,988)
Other comprehensive loss:
Foreign currency translation adjustments net of taxes of $0, $0, and $0, respectively	(2,641)	(1,606)	(1,158)
Unrealized gain on marketable securities net of taxes of $0, $0, and $0, respectively	23	12	1
Total other comprehensive loss	(2,618)	(1,594)	(1,157)
COMPREHENSIVE LOSS	$(17,188)	$(26,214)	$(20,145)
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share amounts)

	October 30, 2016	November 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,386	$10,188
Restricted cash	10,347	10,178
Short-term investments	3,601	4,799
Trade accounts receivable, net of allowances of $801 and $960, respectively	193,866	198,385
Recoverable income taxes	16,979	16,633
Prepaid insurance	2,121	7,108
Other current assets	9,685	8,757
Assets held for sale	17,580	22,943
TOTAL CURRENT ASSETS	260,565	278,991
Other assets, excluding current portion	20,684	17,305
Property, equipment and software, net	30,133	24,095
Goodwill	5,083	6,435
TOTAL ASSETS	$316,465	$326,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$29,147	$29,548
Accounts payable	32,425	39,164
Accrued taxes other than income taxes	22,791	22,719
Accrued insurance and other	34,306	34,391
Short-term borrowings, including current portion of long-term debt	2,050	982
Income taxes payable	—	1,658
Liabilities held for sale	5,760	7,345
TOTAL CURRENT LIABILITIES	126,479	135,807
Accrued insurance and other, excluding current portion	9,999	10,474
Deferred gain on sale of real estate, excluding current portion	26,108	—
Income taxes payable, excluding current portion	6,777	6,516
Deferred income taxes	3,137	3,225
Long-term debt, excluding current portion	95,000	106,313
TOTAL LIABILITIES	267,500	262,335
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 and 23,738,003, respectively; Outstanding - 20,917,500 and 20,801,080, respectively	2,374	2,374
Paid-in capital	76,564	75,803
Retained earnings	21,000	38,034
Accumulated other comprehensive loss	(10,612)	(7,994)
Treasury stock, at cost; 2,820,503 and 2,936,923 shares, respectively	(40,361)	(43,726)
TOTAL STOCKHOLDERS’ EQUITY	48,965	64,491
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$316,465	$326,826
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)

	Common Stock $0.10 Par Value
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
BALANCE AT NOVEMBER 3, 2013	23,536,769	$2,354	$72,003	$83,007	$(5,243)	$(41,880)	$110,241
Net loss	—	—	—	(18,988)	—	—	(18,988)
Share-based compensation expense	—	—	1,198	—	—	—	1,198
Issuance of common stock	73,334	7	(7)	—	—	—	—
Other	—	—	—	100	—	—	100
Other comprehensive loss	—	—	—	—	(1,157)	—	(1,157)
BALANCE AT NOVEMBER 2, 2014	23,610,103	2,361	73,194	64,119	(6,400)	(41,880)	91,394
Net loss	—	—	—	(24,620)	—	—	(24,620)
Share-based compensation expense	—	—	2,906	—	—	—	2,906
Issuance of common stock	127,900	13	(297)	(1,601)	—	2,416	531
Share repurchases		—	—	—	—	(4,262)	(4,262)
Other	—	—	—	136	—	—	136
Other comprehensive loss	—	—	—	—	(1,594)	—	(1,594)
BALANCE AT NOVEMBER 1, 2015	23,738,003	2,374	75,803	38,034	(7,994)	(43,726)	64,491
Net loss	—	—	—	(14,570)	—	—	(14,570)
Share-based compensation expense	—	—	1,828	—	—	—	1,828
Issuance of common stock	—	—	(869)	(2,544)	—	3,365	(48)
Other	—	—	(198)	80	—	—	(118)
Other comprehensive loss	—	—	—	—	(2,618)	—	(2,618)
BALANCE AT OCTOBER 30, 2016	23,738,003	$2,374	$76,564	$21,000	$(10,612)	$(40,361)	$48,965
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In thousands)

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,570)	$(24,620)	$(18,988)
Loss from discontinued operations, net of income taxes	—	(4,834)	(15,601)
Loss from continuing operations	(14,570)	(19,786)	(3,387)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	5,969	6,811	9,323
Provisions (release) of doubtful accounts and sales allowances	(154)	532	(132)
Unrealized foreign currency exchange (gain) loss	1,318	(582)	(408)
Impairment charges	364	6,626	—
Loss (gain) on dispositions of property, equipment and software	(2,901)	(428)	55
Deferred income tax provision (benefit)	(541)	972	2,288
Share-based compensation expense	1,828	2,906	1,198
Accretion of convertible note discount	(102)	(439)	—
Change in operating assets and liabilities:
Trade accounts receivable	5,024	29,864	33,287
Restricted cash	(169)	6,279	(886)
Prepaid insurance and other assets	(881)	23,814	8,358
Net assets held for sale	3,584	1,396	1,333
Accounts payable	(6,727)	(13,048)	607
Accrued expenses and other liabilities	2,081	(2,731)	(14,597)
Income taxes	(1,734)	1,138	(2,617)
Net cash provided by (used in) operating activities	(7,611)	43,324	34,422
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,415	1,304	1,407
Purchases of investments	(387)	(645)	(507)
Purchase of minority interest	(1,446)	—	—
Proceeds from sales of property, equipment and software	36,808	465	3,086
Purchases of property, equipment, and software	(17,550)	(8,552)	(5,267)
Net cash provided by (used in) investing activities	18,840	(7,428)	(1,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash restricted as collateral for borrowings	—	10,436	21,349
Repayment of borrowings	(22,150)	(58,506)	(68,637)
Draw-down on borrowings	19,200	30,000	30,000
Repayment of long-term debt	(7,295)	(832)	(839)
Debt issuance costs	(1,093)	(1,426)	(233)
Proceeds from exercise of stock options	74	531	—
Purchases of common stock under repurchase program	—	(4,262)	—
Withholding tax payment on vesting of restricted stock awards	(122)	—	—
Net cash used in financing activities	(11,386)	(24,059)	(18,360)
Effect of exchange rate changes on cash and cash equivalents	(3,645)	(924)	(386)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flow from operating activities	—	(3,237)	(16,735)
Cash flow from investing activities	—	(4,000)	(778)
Net cash used in discontinued operations	—	(7,237)	(17,513)
Net increase (decrease) in cash and cash equivalents	(3,802)	3,676	(3,118)
Cash and cash equivalents, beginning of year	10,188	6,723	8,855
Change in cash from discontinued operations	—	(211)	986
Cash and cash equivalents, end of year	$6,386	$10,188	$6,723
Cash paid during the year:
Interest	$3,305	$3,196	$3,539
Income taxes	$4,316	$3,315	$4,948
Supplemental disclosure of non-cash investing activity:
Note receivable in exchange for Computer Systems segment net assets sold	$—	$8,363	$—
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

NOTE 1: Summary of Business and Significant Accounting Policies
Volt Information Sciences, Inc., (the “Company,” “Volt,” “we,” “our,” or “us”) is a global provider of staffing services (traditional time and material-based as well as project-based) and information technology infrastructure services. Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed service programs supporting primarily professional administration, technical, information technology, light-industrial and engineering positions. Our managed service programs consist of managing the procurement and on-boarding of contingent workers from multiple providers. Our technology outsourcing services provide pre- and post- production development support, testing, and customer support to companies in the mobile, gaming, and technology devices industries. In addition, we provide information technology infrastructure services which provides server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations. Our complementary businesses offer customized talent, technology and consulting solutions to a diverse client base. Volt services global industries including aerospace, automotive, banking and finance, consumer electronics, information technology, insurance, life sciences, manufacturing, media and entertainment, pharmaceutical, software, telecommunications, transportation, and utilities. The Company was incorporated in New York in 1957. The Company's stock is traded on the NYSE MKT under the symbol “VISI”.

(a)	Fiscal Year
The Company’s fiscal year ends on the Sunday nearest October 31st. The fiscal years 2016, 2015 and 2014 consisted of 52 weeks.

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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, assumptions and judgments, including those related to revenue recognition, allowance for doubtful accounts, casualty reserves, valuation of goodwill, intangible assets and other long-lived assets, business combinations, stock compensation, employee benefit plans, restructuring and severance accruals, income taxes and related valuation allowances and loss contingencies. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

Staffing Services
Revenue is primarily derived from supplying contingent staff to the Company’s customers or providing other services on a time and material basis. Contingent staff primarily consist of contingent workers working under a contract for a fixed period of time or on a specific customer project. Revenue is also derived from permanent placement services, which is generally recognized after placements are made and when the fees are not contingent upon any future event. Our technology outsourcing services provide pre- and post- production development support, testing, and customer support to companies in the mobile, gaming, and technology devices industries.
Reimbursable costs, including those related to travel and out-of-pocket expenses, are also included in Net revenue, and equivalent amounts of reimbursable costs are included in Cost of services.
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
The Company is generally the primary obligor when responsible for the fulfillment of services under the contract, even if the contingent workers are neither employees of the Company nor directly contracted by the Company. Usually in these situations the contractual relationship with the vendors and contractors is exclusively with the Company and the Company bears customer credit risk and generally has latitude in establishing vendor pricing and has discretion in vendor or contractor selection.
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
Information Technology Infrastructure Services
Revenue from hardware maintenance, computer and network operations infrastructure services under fixed-price contracts and stand-alone post-contract support (“PCS”) is generally recognized ratably over the contract period, provided that all other revenue recognition criteria are met, and the cost associated with these contracts is recognized as incurred. For time and material contracts, the Company recognizes revenue and costs as services are rendered, provided that all other revenue recognition criteria are met.
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
Cost of services within staffing services consists primarily of contingent worker payroll, related employment taxes and benefits, and the cost of facilities used by contingent workers in fulfilling assignments and projects for staffing services customers, including reimbursable costs. Indirect cost of staffing services is included in Selling, administrative and other operating costs in the Consolidated Statements of Operations. The Cost of services differ from the cost included within Selling, administrative and other operating costs in that they arise specifically and directly from the actions of providing staffing services to customers.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

Cost of information technology infrastructure services and telecommunication infrastructure and security services consists of the direct and indirect cost of providing non-staffing services, which include payroll and related employment taxes, benefits, materials, and equipment costs.
Gross margin is calculated as revenue less direct costs for staffing services and revenue less direct and indirect costs for non-staffing services.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs primarily relate to the Company’s selling and administrative efforts as well as the indirect costs associated with providing staffing services.
Restatement, Investigations and Remediation
The Company previously restated its Consolidated Financial Statements for the fiscal year ended November 2, 2008, with the restated financial statements issued during fiscal 2013. The costs incurred were comprised of financial and legal consulting, audit and related costs of the restatement, related investigations and completion of delayed filings during fiscal 2014 required under SEC regulations.

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

(h)	Short-Term Investments and Related Deferred Compensation, Net
The Company has a nonqualified deferred compensation and supplemental savings plan that permits eligible employees to defer a portion of their compensation. The employee compensation deferral is invested in short-term investments corresponding to the employees’ investment selections, primarily mutual funds, which are held in a trust and are reported at current market prices. The liability associated with the nonqualified deferred compensation and supplemental savings plan consists of participant deferrals and earnings thereon, and is reflected as a current liability within Accrued compensation in an amount equal to the fair value of the underlying short-term investments held in the plan. Changes in asset values result in offsetting changes in the liability as the employees realize the rewards and bear the risks of their investment selections.

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
As of October 30, 2016

undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds the fair value.

(j)	Goodwill
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company applies the method of assessing goodwill for possible impairment permitted by Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other. The Company first assesses the qualitative factors for reporting units that carry goodwill. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.
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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using current tax laws and rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized within income in the period that includes the enactment date. The Company must then assess the likelihood that its deferred tax assets will be realized. If the Company does not believe that it is more likely than not that its deferred tax assets will be realized, a valuation allowance is established. When a valuation allowance is increased or decreased, a corresponding tax expense or benefit is recorded.
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
The Company recognizes share-based compensation as a cost in the financial statements. Equity awards are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model and a Monte Carlo simulation. The fair value of restricted stock awards are determined using the closing price of the Company’s common stock on the grant date. Expense is recognized over the requisite service period based on the number of options or shares expected to ultimately vest. Forfeitures are estimated at the date of grant and revised when

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

actual or expected forfeiture activity differs materially from original estimates. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate any remaining unearned stock-based compensation cost or incur incremental cost.
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
As of October 30, 2016

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

(q)	Restructuring and Severance Charges
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

(r)	Earnings (Loss) Per Share
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

(s)	Treasury Stock
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

(t)	Assets and Liabilities Held for Sale
The Company classifies long-lived assets (disposal group) to be sold as held for sale in accordance with ASU 2014-08, Presentation Of Financial Statements (Topic 205) And Property, Plant, And Equipment (Topic 360): Reporting Discontinued Operations And Disclosures Of Disposals Of Components Of An Entity (“ASU 2014-08”), in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset (disposal group); the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal group); an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated; the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset (disposal group) beyond one year; the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

(u)	Discontinued Operations

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

New Accounting Standards Not Yet Adopted by the Company

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. The amendments provide guidance on eight specific cash flow classification issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, corporate and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is in the process of assessing the impact that the adoption of this ASU will have on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is effective for us in our first quarter of fiscal 2020 on a modified retrospective basis.  We have preliminarily evaluated the impact of our pending adoption of ASU 2016-02 on our

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

consolidated financial statements, and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period. Topic 606 is effective for the Company in the first quarter of fiscal 2019. After our preliminary assessment, we do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems. As we continue to evaluate the impacts of our pending adoption of Topic 606 in the first half of fiscal 2017, our preliminary assessments are subject to change.
From March through December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 and ASU No. 2015-14.
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
As of October 30, 2016

prospectively beginning in the first quarter of fiscal 2016. Other than the revised balance sheet presentation of deferred taxes from current to non-current, the adoption of this ASU did not have a material impact to our consolidated financial statements.

NOTE 2: Discontinued Operations
On December 1, 2014, the Company completed the sale of its Computer Systems segment to NewNet Communication Technologies, LLC (“NewNet”), a Skyview Capital, LLC, portfolio company. The Company met all of the criteria to classify that segment's assets and liabilities as held for sale in the fourth quarter of fiscal 2014. The results of the Computer Systems segment are presented as discontinued operations and excluded from continuing operations and from segment results for all periods presented.
The proceeds of the transaction were a $10.0 million note bearing interest at one half percent (0.5 percent) per year due in four years and convertible into a capital interest of up to 20% in NewNet. The Company may convert the note at any time and is entitled to receive early repayment in the event of certain events such as a change in control of NewNet. The proceeds were in exchange for the ownership of Volt Delta Resources, LLC and its operating subsidiaries, which comprised the Company's Computer Systems segment, and payment of $4.0 million by the Company during the first 45 days following the transaction. An additional payment will be made between the parties based on the comparison of the actual transaction date working capital amount to an expected working capital amount of $6.0 million (the contractually agreed upon working capital). The note was valued at $8.4 million on the transaction date which approximated fair value. At October 30, 2016, the note is carried at net realizable value and the unamortized discount was $1.1 million. The Company and NewNet are actively negotiating the final working capital adjustment amount, along with certain minor indemnity claims. NewNet has taken exception with several components of the calculation. The Company believes its position on these items is consistent with the definitions outlined in the sale agreement. The Company does not believe the settlement of these differences will have a material impact on its financial statements or income from continuing operations.

Given the Company’s current turnaround circumstances, the Company may consider monetizing the note prior to maturity in either a secondary market or an early extinguishment, if NewNet agrees, at some value less than the face amount and may offset a settlement on the working capital adjustment and indemnity claims against the Note. Accordingly, the Company has ceased accreting interest on the note until the dispute is resolved. The Company believes that any settlement of the note would not be materially different than its current carrying value.
For the year ended November 1, 2015, the Company recognized a loss on disposal of $1.5 million. The total related costs associated with this transaction were $2.2 million comprised of $0.9 million in severance costs, $0.9 million of professional fees and $0.4 million of lease obligation costs. These costs are recorded in Discontinued operations in the Consolidated Statements of Operations and as of October 30, 2016 have been paid.
The following table reconciles the major line items in the Company’s Consolidated Statements of Operations for discontinued operations (in thousands):

	Year Ended
	November 1, 2015	November 2, 2014
Loss from discontinued operations
Net revenue	$4,708	$59,369
Cost of services	5,730	54,358
Selling, administrative and other operating costs	1,388	19,290
Other (income) expense, net	731	1,533
Loss from discontinued operations	(3,141)	(15,812)
Loss on disposal of discontinued operations	(1,502)	—
Loss from discontinued operations before income taxes	(4,643)	(15,812)
Income tax provision (benefit)	191	(211)
Loss from discontinued operations that is presented in the Consolidated Statements of Operations	$(4,834)	$(15,601)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

NOTE 3: Assets and Liabilities Held for Sale

In October 2015, the Company's Board of Directors approved a plan to sell the Company’s information technology infrastructure services business (“Maintech”) and staffing services business in Uruguay (“Lakyfor, S.A.”).
Maintech met all of the criteria to classify its assets and liabilities as held for sale in the fourth quarter of fiscal year 2015. The potential disposal of Maintech does not represent a strategic shift that will have a major effect on the Company’s operations and financial results and is, therefore, not classified as discontinued operations in accordance with ASU 2014-08. As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations exceeded the carrying value of the net assets and no impairment charge was recorded. The timeline to complete a transaction has extended beyond the fourth quarter of fiscal 2016, with a sale expected in the second quarter of fiscal 2017.
Lakyfor, S.A. met all of the criteria to classify its assets and liabilities as held for sale during the fourth quarter of fiscal year 2015.  The disposal of Lakyfor, S.A. did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and is, therefore, not classified as discontinued operations in accordance with ASU 2014-08.  As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations was significantly lower than the carrying value of the net assets and an impairment charge of $0.7 million was recorded. The sale occurred in the first quarter of fiscal 2016 for nominal proceeds and the Company recognized a loss on disposal of $0.1 million from the sale transaction.
The following table reconciles the major classes of assets and liabilities classified as held for sale as part of continuing operations in our Consolidated Balance Sheets (in thousands):

	October 30, 2016	November 1, 2015
Assets included as part of continuing operations
Cash and cash equivalents	$—	$1,537
Trade accounts receivable, net	13,553	15,671
Recoverable income taxes	15	165
Prepaid insurance and other assets	3,339	4,886
Property, equipment and software, net	178	189
Purchased intangible assets	495	495
Total major classes of assets as part of continuing operations - Maintech and Lakyfor, S.A. (1)	$17,580	$22,943

Liabilities included as part of continuing operations
Accrued compensation	$2,432	$3,509
Accounts payable	921	1,387
Accrued taxes other than income taxes	833	1,165
Accrued insurance and other	1,574	1,284
Total major classes of liabilities as part of continuing operations - Maintech and Lakyfor, S.A. (1)	$5,760	$7,345
(1) The Balance Sheet as of October 30, 2016 only includes Maintech.

NOTE 4: Restricted Cash and Short-Term Investments
Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral are classified as an operating activity, as this cash is directly related to the operations of this business. At October 30, 2016 and November 1,

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

2015 restricted cash included $8.4 million and $9.3 million, respectively, restricted for payment to associate vendors and $1.9 million and $0.9 million, respectively, restricted for other collaterized accounts.

At October 30, 2016 and November 1, 2015, short-term investments were $3.6 million and $4.8 million, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

NOTE 5: Fair Value of Financial Instruments

The following table presents assets and liabilities measured at fair value (in thousands):

	October 30, 2016	November 1, 2015	Fair Value Hierarchy
Short-term investments	$3,601	$4,799	Level 1
Total financial assets	$3,601	$4,799
Deferred compensation plan liabilities	$3,601	$4,683	Level 1
Total financial liabilities	$3,601	$4,683
Short-term investments also include available for sale securities of $0.1 million at November 1, 2015.
The fair value of the deferred compensation plan liabilities is based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. The deferred compensation plan liability is recorded in Accrued compensation in the Consolidated Balance Sheets.

The Company had a term loan with borrowings at a fixed interest rate, and the interest expense related to this borrowing was not affected by changes in interest rates in the near term. The fair value of the term loan was calculated by applying the appropriate fiscal year-end interest rates to present streams of loan payments.

The following table presents the term loan measured at fair value (in thousands):

	November 1, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Long-term debt, including current portion	$7,295	$7,968	Level 2
There have been no changes in the methodology used to fair value the financial instruments as well as no transfers between levels during the fiscal years ended October 30, 2016 and November 1, 2015.

NOTE 6: Trade Accounts Receivable
Trade accounts receivable includes both billed and unbilled amounts due from customers. Billed trade receivables generally do not bear interest and are recorded at the amount invoiced less amounts for which revenue has been deferred because customer arrangements are not finalized. Unbilled receivables represent accrued revenue earned and recognized on contracts for which billings have not yet been presented to the customer. At October 30, 2016 and November 1, 2015 trade accounts receivable included unbilled receivables of $17.8 million and $14.5 million, respectively.
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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

For the years ended October 30, 2016 and November 1, 2015, the activity in the allowance accounts were as follows (in thousands):

	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year
Year Ended October 30, 2016:
Sales allowance	$482	$(269)	$—	$213
Allowance for doubtful accounts	478	115	(5)	588
Total	$960	$(154)	$(5)	$801

	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year
Year Ended November 1, 2015:
Sales allowance	$318	$164	$—	$482
Allowance for doubtful accounts	547	368	(437)	478
Total	$865	$532	$(437)	$960

NOTE 7: Property, Equipment and Software

Property, equipment and software consisted of (in thousands):

	October 30, 2016	November 1, 2015
Land and buildings	$395	$22,475
Machinery and equipment	40,288	39,890
Leasehold improvements	9,520	8,843
Less: Accumulated depreciation and amortization	(42,503)	(58,821)
Property and equipment	7,700	12,387
Software	90,871	77,578
Less: Accumulated amortization	(68,438)	(65,870)
Property, equipment, and software, net	$30,133	$24,095
Depreciation and amortization expense totaled $6.0 million, $6.8 million and $9.2 million for the fiscal years ended 2016, 2015 and 2014, respectively. Depreciation and amortization is included in Cost of services and Selling, administrative and other operating costs in the Consolidated Statements of Operations.

NOTE 8: Impairment Charges

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
As previously disclosed in Footnote 3, an impairment charge of $0.7 million in fiscal 2015 was recognized as a result of the required evaluation under the held for sale guidance related to the staffing reporting unit in Uruguay (“Lakyfor, S.A.”).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

Impairment of Property, Equipment and Software

In an effort to reduce operating costs, the Company evaluated the efficiency of its current business delivery model, supply chain and back office support functions in light of existing and ongoing business requirements. The implementation of additional technology tools is expected to provide operating leverage and efficiencies. As a result of a system-wide upgrade to its operational and financial systems, the Company identified previously purchased software modules that will no longer be used and incurred an impairment charge of $0.4 million during the fourth quarter of fiscal 2016.
During the third quarter of fiscal 2015, it was determined that $1.9 million of previously capitalized internally developed software within the North American Staffing segment was impaired as it was no longer expected to provide future value in light of the anticipated technology upgrade. The remaining book value of this asset was $0.7 million as of November 1, 2015 and is expected to be utilized from existing and future technology projects.
Impairment of Goodwill
The Company performs its annual impairment test for goodwill during the second quarter of the fiscal year and when a triggering event occurs between annual impairment tests. During the second quarter, it was determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances since the annual goodwill impairment assessment that caused the Company to perform an interim impairment assessment.
Impairment charges in fiscal 2015 resulted from our goodwill related to our staffing reporting unit in Uruguay.

The following represents the change in the carrying amount of goodwill during each fiscal year (in thousands):

	International Staffing
	October 30, 2016	November 1, 2015
Aggregate goodwill acquired	$10,483	$10,483
Accumulated impairment losses	(3,733)	(3,733)
Foreign currency translation adjustment	(1,667)	(315)
Goodwill, net of impairment losses	$5,083	$6,435

NOTE 9: Restructuring and Severance Charges

In fiscal 2016, the Company implemented a cost reduction plan and incurred restructuring and severance charges of $5.8 million, primarily resulting from a reduction in workforce, facility consolidation and lease termination costs.
In fiscal 2015 and 2014 the Company had, from time to time, undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments within the Company. For the years ended November 1, 2015 and November 2, 2014, restructuring charges were $3.6 million and $2.5 million, respectively, related primarily to severance payments to executive management in fiscal 2015 and reductions in workforce in fiscal 2015 and 2014.
The following table presents the restructuring and severance costs for the twelve months ended October 30, 2016 (in thousands):

	Year Ended October 30, 2016
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate & Other
Severance and benefit costs	$5,373	$995	$445	$327	$3,606
Other	379	122	257	—	—
Total	$5,752	$1,117	$702	$327	$3,606

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Consolidated Balance Sheets. Activity for the fiscal year ended October 30, 2016 are summarized as follows (in thousands):

Balance at November 1, 2015	$—
Charged to expense	5,752
Cash payments	(4,099)
Balance at October 30, 2016	$1,653

The remaining balance as of October 30, 2016 of $1.7 million, primarily related to Corporate & Other, is expected to be paid through the second quarter of fiscal 2018.
NOTE 10: Accrued Insurance

(a)	Casualty Insurance Program
Workers’ compensation insurance is purchased through mandated participation in certain state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a paid loss deductible experience-rated insurance program for losses exceeding specified retention levels and the Company is financially responsible for losses below the specified deductible limits. Under the insurance program, any losses incurred above the policy deductible limit are absorbed by the insurer and not the Company.
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
In October 2015, the Company converted three of the four open policy years to a paid loss retro program secured by a letter of credit against the Company's Financing Program of $25.1 million and has increased to $28.9 million as of October 30, 2016.  Under this program, the Company will make payments based on actual claims paid instead of pre-funding an estimate of the ultimate loss exposure. The change from an incurred loss program to a paid loss program returned cash collateral of approximately $22.0 million to the Company for the converted policy years, which was treated as a source of net cash provided by operating activities.
The Company recognizes expense and establishes accruals for amounts estimated to be incurred up to the policy deductible, both reported and not yet reported, policy premiums and related legal and other costs. The Company develops estimates for claims, as well as claims incurred but not yet reported, using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Depending on the policy year, adjustments to final paid amounts are determined as of a future date, between three or four years after the end of the respective policy year or the ultimate life of the claim. Expense recognized by the Company under its casualty insurance program amounted to $11.8 million, $14.4 million and $15.0 million in fiscal 2016, 2015 and 2014, respectively.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

The liability for the self-insured medical benefits is limited on a per claimant basis through the purchase of stop-loss insurance. The Company’s retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected claims based on statistical analysis of historical data. Amounts contributed by employees and additional amounts necessary to fund the self-insured program administered by the third party were transferred to a 501(c)(9) employee welfare benefit trust. The Company terminated the employee welfare benefit trust during October 2016. The Company records the expense associated with the expected losses, net of employee contributions, in Cost of services or Selling, administrative and other operating costs, depending on the employee’s role. Expense recognized by the Company under its self-insured medical benefit programs amounted to $11.4 million, $8.5 million and $12.0 million in fiscal 2016, 2015 and 2014, respectively.

NOTE 11: Income Taxes

Income (loss) from continuing operations before income taxes is derived from (in thousands):

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014
U.S. Domestic	$(20,643)	$(63,205)	$(2,148)
International	8,248	48,065	3,987
Total	$(12,395)	$(15,140)	$1,839

Income tax expense (benefit) by taxing jurisdiction consists of (in thousands):

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014
Current:
U.S. Federal	$86	$90	$(36)
U.S. State and local	186	(1,616)	978
International	2,444	5,200	1,996
Total current	$2,716	$3,674	$2,938
Deferred:
U.S. Federal	$—	$—	$—
U.S. State and local	(190)	634	225
International	(351)	338	2,063
Total deferred	(541)	972	2,288
Income tax expense	$2,175	$4,646	$5,226

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

The difference between the income tax provision on income (loss) and the amount computed at the U.S. federal statutory rate is due to (in thousands):

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014
U.S. Federal statutory rate	$(4,338)	$(5,299)	$643
U.S. State income tax, net of U.S. Federal tax benefits	513	(1,435)	530
International permanent differences	(110)	(4,293)	(489)
International tax rate differentials	(1,291)	(7,046)	345
U.S. tax on international income	3,136	(1,118)	1,787
General business credits	(4,287)	(3,839)	(5,642)
Meals and entertainment	209	531	770
Other, net	(160)	942	(294)
Change in valuation allowance for dispositions	—	(4,237)	—
Change in valuation allowance for deferred tax assets	8,503	30,440	7,576
Total	$2,175	$4,646	$5,226

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	October 30, 2016	November 1, 2015
Deferred tax assets:
Net operating loss carryforwards	$62,670	$58,909
Capital loss carryforwards	21,131	31,411
U.S. federal tax credit carryforwards	47,866	41,271
Purchased intangible assets	—	(49)
Deferred income	10,714	—
Compensation accruals	6,170	5,653
Other, net	7,813	6,413
Total deferred tax assets	156,364	143,608
Less valuation allowance	(144,863)	(136,323)
Deferred tax assets, net	11,501	7,285

Deferred tax liabilities:
Unremitted earnings from foreign subsidiaries	3,356	4,046
Software development costs	5,226	2,794
Accelerated tax depreciation and amortization	—	741
Other, net	3,914	1,225
Total deferred tax liabilities	12,496	8,806
Net deferred tax asset (liability)	$(995)	$(1,521)

Balance sheet classification
Current assets	$—	$837
Non-current assets	2,142	1,107
Current liabilities	—	(240)
Non-current liabilities	(3,137)	(3,225)
Net deferred tax asset (liability)	$(995)	$(1,521)

In November 2015, the FASB issued Accounting Standards Update ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The Company has early adopted ASU 2015-17 prospectively beginning in the first quarter of fiscal 2016. Other than the revised balance sheet presentation of deferred taxes from current to non-current, the adoption of this ASU did not have a material impact to our consolidated financial statements. At November 1, 2015, current deferred tax assets are included in Other current assets, non-current deferred tax assets are included in Other assets, excluding current portion and current deferred tax liabilities are included in Accrued insurance and other in the Consolidated Balance Sheets. At October 30, 2016, all liabilities were classified as non-current.
At October 30, 2016, the Company has available unused U.S. federal net operating loss (“NOL”) carryforwards of $145.1 million, U.S. state NOL carryforwards of $184.6 million, international NOL carryforwards of $11.0 million and capital loss carryforwards of $55.4 million. As of October 30, 2016, the U.S. federal NOL carryforwards will expire at various dates between 2031 and 2036, the U.S. state NOL carryforwards expire at various dates between 2020 and 2036, the international NOL carryforwards expire at various dates beginning in 2017 (with some indefinite) and capital loss carryforwards expire in 2021. At October 30, 2016, the undistributed earnings of the Company’s non-U.S. subsidiaries are not intended to be permanently invested outside of the U.S. and therefore U.S. deferred taxes have been provided.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

A valuation allowance has been recognized due to the uncertainty of realization of the loss carryforwards and other deferred tax assets. Beginning in fiscal 2010, the Company’s cumulative U.S. domestic and certain non-U.S. results for each three-year period were a loss. Accordingly, the Company recorded a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets as a non-cash charge to income tax expense. The three-year cumulative loss continued in fiscal 2016, 2015, and 2014 so the Company maintained a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets resulting in a total valuation allowance of $144.9 million and $136.3 million for fiscal 2016 and fiscal 2015, respectively. In reaching this conclusion, the Company considered the U.S. domestic demand and recent operating losses causing the Company to be in a three-year cumulative loss position. Management believes that the remaining deferred tax assets, primarily related to international locations, are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction by jurisdiction basis.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination based on the technical merits of the positions. The following table sets forth the change in the accrual for uncertain tax positions, excluding interest and penalties (in thousands):

	October 30, 2016	November 1, 2015
Balance, beginning of year	$5,215	$7,329
Decrease related to current year tax provisions	52	(411)
Settlements	—	(879)
Lapse of statute of limitations	(30)	(824)
Total	$5,237	$5,215
Of the total unrecognized tax benefits at October 30, 2016 and November 1, 2015, approximately $2.5 million and $1.1 million, respectively, would affect the Company’s effective income tax rate, if and when recognized in future years. The amount accrued for related potential interest and penalties at October 30, 2016 and November 1, 2015 was $1.5 million and $1.3 million, respectively. The Company does not currently anticipate that its existing reserves related to uncertain tax positions as of October 30, 2016 will significantly increase or decrease in subsequent periods; however, various events could cause the Company’s current expectations to change in the future.
The Company is subject to taxation at the federal, state and local levels in the U.S. and in various international jurisdictions. With few exceptions, the Company is generally no longer subject to examination by the U.S. federal, state, local or non-U.S. income tax authorities for years before fiscal 2004. The Company is currently under examination by the IRS for U.S. Federal amended income tax returns for fiscal 2004 – 2010. The Company is currently under examination by the Canada Revenue Authority for tax years 2008 – 2010 and 2013 – 2014. These audits are not expected to result in a material impact on the Company’s financial statements.

The following describes the open tax years, by major tax jurisdiction, as of October 30, 2016:

United States - Federal	2004-present
United States - State	2004-present
Canada	2008-present
United Kingdom	2011-present

NOTE 12: Real Estate Transactions

Orange, CA
In March 2016, Volt Orangeca Real Estate Corp., an indirect wholly-owned subsidiary of the Company, completed the sale of real property comprised of land and buildings with office space of approximately 191,000 square feet in Orange, California for a purchase price of $35.9 million. The Company entered concurrently into a Purchase and Sale Agreement (the “PSA”) and a Lease Agreement (the “Lease”) with Glassell Grand Avenue Partners, LLC (the “Buyer”), a limited liability company formed by Hines, a real estate investment and management firm, and funds managed by Oaktree Capital Management L.P., an

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

investment management firm. The Buyer assigned the PSA and the Lease to Glassell Acquisitions Partners LLC, an affiliate, prior to the closing.
The transaction was accounted for as a sale-leaseback transaction and as an operating lease. The initial lease term is 15 years plus renewal options for two terms of five years each based on the greater of fair market value at the time of the renewal or the base annual rent payable during the last month of the then-current term immediately preceding the extended period. The annual base rent will be $2.9 million for the first year of the initial term and increase on each adjustment date by 3.0% of the then-current annual base rent. A security deposit of $2.1 million is required for the first year of the lease term which is secured by a letter of credit under the Company's existing Financing Program with PNC Bank National Association (“PNC”) and will subsequently be reduced if certain conditions are met. Accordingly, the gain on sale of $29.4 million will be deferred and recognized in proportion to the related gross rental charges to expense over the lease term. For fiscal 2016, the amortization was $1.3 million.
San Diego, CA
In March 2016, Volt Opportunity Road Realty Corp., an indirect wholly-owned subsidiary of the Company, completed the sale with a private commercial real estate investor of real property comprised of land and building with office space of approximately 19,000 square feet in San Diego, California for a purchase price of $2.2 million. The Company recognized a gain of $1.7 million from the transaction during the second quarter of fiscal 2016.

NOTE 13: Debt

In January 2016, the Company amended its $150.0 million Financing Program with PNC to (1) extend the termination date to January 31, 2017; (2) eliminate the interest coverage ratio and modify the liquidity level requirement; (3) reduce the minimum funding threshold, as defined, from 60% to 40%; and (4) revise pricing from a LIBOR based rate plus 1.75% per the prior agreement, to a LIBOR based rate plus 1.90% on outstanding borrowings, and to increase the facility fee from 0.65% to 0.70%. The Financing Program is secured by receivables from certain Staffing Services businesses in the United States, Europe and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary's sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of the Company's other legal entities. Borrowing capacity under the Financing Program is directly impacted by the level of accounts receivable. At October 30, 2016, the accounts receivable borrowing base was $160.5 million.

The Financing Program provides for a minimum liquidity covenant which is measured weekly and is calculated as the sum of cash in banks and undrawn amounts under the program. The liquidity covenant level was set at $20.0 million at the origination of the Financing Program in July 2015. Under three subsequent amendments to the program from January 2016 to July 2016, the minimum liquidity level was increased to a maximum of $50.0 million based on specific liquidity events. In September 2016, the Company amended the Financing Program to increase the facility limit from $150.0 million to $160.0 million under the expandable accordion feature in the program. The Company entered into this amendment to utilize the additional borrowing base provided by the current and potential growth in eligible accounts receivable balances. Under the amendment to the program dated October 28, 2016, the required minimum liquidity level is $35.0 million through the earlier of: 1) the date of the sale of the Company's subsidiary, Maintech Incorporated, at which time the minimum liquidity level increases to $40.0 million and 2) the expiration of the Financing Program on January 31, 2017. In addition, this amendment adds a negative covenant prohibiting share buybacks or dividends by the Company through January 31, 2017.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity covenant, triggering of portfolio ratio limits, or other material adverse events as defined. At October 30, 2016, the Company was in compliance with all debt covenant requirements.

The Financing Program has a feature under which the facility limit can be increased up to $250.0 million subject to credit approval from PNC. Borrowings are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million limit, and British Pounds Sterling, subject to a £20.0 million limit. The program also includes a letter of credit sublimit of $50.0 million and minimum borrowing requirements. As of October 30, 2016, there were no foreign currency denominated borrowings, and the letter of

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

credit participation was $31.0 million inclusive of $28.9 million for the Company's casualty insurance program and $2.1 million for the security deposit required under the Orange facility lease agreement.
At October 30, 2016 and November 1, 2015, the Company had outstanding borrowings under this program of $95.0 million and $100.0 million, respectively, and bore a weighted average annual interest rate of 2.3% and 1.8% in fiscal 2016 and 2015, respectively, which is inclusive of certain facility fees. At October 30, 2016, there was $34.0 million additional availability under this program, exclusive of the potential availability under the aforementioned accordion feature.

In February 2016, the Company's information technology infrastructure business, as borrower, entered into a $10.0 million 364-day secured revolving credit agreement with Bank of America, N.A. The credit agreement provides for revolving loans as well as a $0.1 million sub-line for letters of credit and is subject to borrowing base and availability restrictions and requirements. The credit agreement is secured by assets of the borrower, including accounts receivable, and the Company has guaranteed the obligations of the borrower under the agreement not to exceed $3.0 million. The credit agreement contains certain customary representations and warranties, events of default and affirmative and negative covenants, including a minimum interest requirement based on $2.0 million drawn. At October 30, 2016, the amount outstanding was $2.1 million with $3.3 million of additional availability. When a Maintech sale occurs, the then outstanding balance is required to be satisfied.

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
Term Loan
At November 1, 2015, the Company had $7.3 million outstanding under a twenty-year fully amortizing loan that would have matured on October 1, 2021, secured by a deed of trust on certain land and buildings, which bore interest at 8.2% per annum and required principal and interest payments of $0.4 million per quarter.

In February 2016, Volt Orangeca Real Estate Corp., an indirect wholly-owned subsidiary of the Company, entered into a PSA for the sale of real property comprised of land and buildings with office space of approximately 191,000 square feet in Orange, California (the “Property”) for a purchase price of $35.9 million. The transaction closed in March 2016 with terms consistent with the PSA and the term loan on the Property was repaid. At November 1, 2015, the Company had $7.3 million of a long-term term loan on this Property, of which $1.0 million was current at the period end date.

Long-term debt consists of the following (in thousands):

	October 30, 2016	November 1, 2015
Financing program	$97,050	$100,000
8.2% term loan	—	7,295
Total debt	97,050	107,295
Less: amounts due within one year	2,050	982
Total long-term debt	$95,000	$106,313

NOTE 14: Stockholders’ Equity
(a)Common Stock

Each outstanding share of common stock is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during fiscal 2016, 2015 or 2014. The holders of common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. There is no preferred stock outstanding.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

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

In fiscal 2015, the Company repurchased 340,800 shares of common stock at an average purchase price of $12.50 per share for an aggregate amount of $4.3 million. As of November 1, 2015, the Company had 1,159,200 shares available for repurchase.

(c)    Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) are as follows (in thousands):

	Foreign currency gains/(losses)	Unrealized gains/(losses) on securities	Accumulated other comprehensive income (loss)
November 2, 2014	$(6,365)	$(35)	$(6,400)
Other comprehensive income (loss) before reclassifications	(4,787)	12	(4,775)
Amounts reclassified from accumulated other comprehensive income (loss)	3,181	—	3,181
Current period other comprehensive income (loss)	(1,606)	12	(1,594)
November 1, 2015	(7,971)	(23)	(7,994)
Other comprehensive income (loss) before reclassifications	(1,998)	23	(1,975)
Amounts reclassified from accumulated other comprehensive income (loss)	(643)	—	(643)
Current period other comprehensive income (loss)	(2,641)	23	(2,618)
October 30, 2016	$(10,612)	$—	$(10,612)

The Company did not have any significant amounts reclassified out of Accumulated other comprehensive loss in fiscal 2014.

Reclassifications from Accumulated other comprehensive loss for the twelve months ended October 30, 2016 were (in thousands):

	Year Ended		Affected Line Item in the Statement Where Net Loss is Presented
	October 30, 2016	November 1, 2015
Foreign currency translation
Closure of foreign subsidiary	$(643)	$—	Foreign exchange gain (loss), net
Sale of foreign subsidiaries	—	3,181	Discontinued operations
Total reclassifications, net of tax	$(643)	$3,181

NOTE 15: Stock Compensation Plans

2015 Equity Incentive Plan

On June 9, 2016, the stockholders of the Company approved the 2015 Equity Incentive Plan (the “2015 Plan”), which replaced the 2006 Plan. The 2015 Plan was previously adopted by the Board on October 19, 2015 and subsequently amended on January 13, 2016. The 2015 Plan authorizes the Board to award equity-based compensation in the form of (1) stock options, including incentive stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units (“RSUs”), (5) performance awards, (6) other stock-based awards, and (7) performance compensation awards. Subject to adjustment as provided in the 2015

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

Plan, up to an aggregate of 3,000,000 shares of the Company’s common stock may be issued or transferred in connection with awards granted thereunder.

For year 2016, the Company granted an aggregate of 981,154 stock options and 261,721 RSUs. The grants were based on the fair value at the grant date with a total fair value of approximately $3.9 million. With the exception of the grants for the Board members that vested immediately, the grants will vest in tranches ratably over three years provided the employees remain employed on each of those vesting dates. The weighted average fair value per unit for the RSUs was $6.41. Compensation expense for the vested units was recognized on the grant date. The stock options have a weighted average exercise price of $6.48 and expire 10 years from the initial grant date. Compensation expense for the stock options and units that were not immediately vested is recognized over the vesting period.

	Stock Options				Restricted Stock
2015 Plan	Number of shares	Weighted average exercise price	Weighted average contractual life	Aggregate Intrinsic Value	Number of shares	Weighted average grant date fair value
			(in years)	(in thousands)
Outstanding - November 1, 2015	—	$—	—	$—	—	$—
Granted	981,154	6.48	—	—	261,721	6.41
Exercised	—	—	—	—	—	—
Forfeited	(2,748)	$6.06	—	—	(550)	6.06
Vested	—	—	—	—	(75,219)	6.06
Outstanding - October 30, 2016	978,406	$6.48	9.51	$242	185,952	$7.13
Unvested at October 30, 2016	917,723	$6.36	9.55	$22	185,952	$7.13
Vested and unexercisable at October 30, 2016	—	—	—	—	—	—
Exercisable at October 30, 2016	60,683	$8.33	8.98	$—
2006 Incentive Stock Plan

The 2006 Incentive Stock Plan (the “2006 Plan”) was approved by the shareholders of the Company in April 2007 and permitted the issuance of stock options, restricted stock and restricted stock units to employees and non-employee directors of the Company. The 2006 Plan terminated on September 5, 2016 and all of the outstanding shares granted under the 2006 Plan will remain valid.

During fiscal 2016, the Company granted 189,897 stock options and 38,314 RSUs. The grants were based on the fair value at the grant date with a total fair value of approximately $0.8 million. The grants will vest in tranches ratably over three years provided the employees remain employed on each of those vesting dates. The weighted average fair value per unit for the RSUs was $7.18. The stock options have a weighted average exercise price of $7.18 and expire 10 years from the initial grant date. Compensation expense for the stock options and units that were not immediately vested is recognized over the vesting period.

During fiscal 2015, the Company granted 393,528 stock options and 170,979 RSUs. The grants were based on the fair value at the grant date with a total fair value of approximately $2.8 million. The grants will vest in tranches ratably over three years provided the employee remain employed on each of those vesting dates. The weighted average fair value per unit for the RSUs was $9.32. The stock options have a weighted average exercise price of $9.21 and expire seven years from the grant date. Compensation expense for the stock options and units that were not immediately vested is recognized over the vesting period.
During fiscal 2014, the Company granted 340,000 stock options to purchase shares of the Company's common stock. If certain stock price targets are not met on or prior to July 3, 2017, these options will expire. The closing price for the Company's stock must be no less than certain market targets for ten consecutive trading days for the stock options to be exercisable. The stock options have a weighted average exercise price of $12.59 and expire seven years from the grant date. In addition, the Company granted 15,000 shares of the Company's common stock as restricted stock awards. The weighted average fair value for these shares at the grant date was $9.24. Compensation expense was recognized on the grant date since the shares vested immediately.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

The following table summarizes transactions involving outstanding stock options and non-vested restricted stock and restricted stock unit awards (stock awards) under the 2006 plan:

	Stock Options				Restricted Stock
2006 Plan	Number of shares	Weighted average exercise price	Weighted average contractual life	Aggregate Intrinsic Value	Number of shares	Weighted average grant date fair value
			(in years)	(in thousands)
Outstanding - November 3, 2013	484,150	$6.50	5.42	$1,041	73,334	$7.61
Granted	340,000	$12.59	—	—	15,000	$9.24
Expired	(34,600)	$6.39	—	—	—	—
Forfeited	(25,400)	$6.39	—	—	—	—
Vested	—	—	—	—	(65,000)	$7.97
Outstanding - November 2, 2014	764,150	$9.22	5.43	$776	23,334	$7.68
Granted	393,528	$9.21	—	—	170,979	$9.32
Expired	—	—	—	—	—	—
Forfeited	(94,000)	$12.49	—	—	—	—
Vested	—	—	—	—	(144,154)	$9.11
Exercised	(83,264)	$6.39	—	—
Outstanding - November 1, 2015	980,414	$9.14	5.31	$727	50,159	$9.17
Granted	189,897	$7.18	—	—	38,314	$7.18
Exercised	(11,682)	$6.39	—	—
Forfeited	(216,000)	$8.34	—	—	—	—
Vested	—	—	—	—	(44,692)	$9.24
Outstanding - October 30, 2016	942,629	$8.97	6.91	$1	43,781	$7.35
Unvested at October 30, 2016	214,555	$7.34	9.37	$1	43,781	$7.35
Vested and unexercisable at October 30, 2016	85,000	14.00	4.67	—	—
Exercisable at October 30, 2016	643,074	$8.84	6.38	$—

2015 and 2006 Incentive Stock Plans

Determining Fair Value - Stock Options

The fair value of the option grants under both plans were estimated using the Black-Scholes option-pricing and Monte Carlo Simulation models which requires estimates of key assumptions based on both historical information and management judgment regarding market factors and trends.

Expected volatility - We developed the expected volatility by using the historical volatility of the Company's stock for a period equal to the expected life of the option.

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
As of October 30, 2016

The Company estimated the fair value of each stock option grant using the Black-Scholes option-pricing model and Monte Carlo simulation when applicable. The weighted average assumptions used to estimate the fair value of stock options for the respective fiscal years were as follows:

	October 30, 2016	November 1, 2015	November 2, 2014
Weighted-average fair value of stock option granted	$2.41	$2.97	$3.21
Expected volatility	40.0%	40.0%	48.0%
Expected term (in years)	6.00	4.67	7.00
Risk-free interest rate	1.32%	1.53%	2.25%
Expected dividend yield	0.0%	0.0%	0.0%

Share-based compensation expense was recognized in Selling, administrative and other operating costs in the Company’s Consolidated Statements of Operations as follows (in thousands):

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014

Selling, administrative and other operating costs	$1,828	$2,906	$1,198
Total	$1,828	$2,906	$1,198

As of October 30, 2016, total unrecognized compensation expense of $3.3 million related to stock options and RSU's from these grants will be recognized over the remaining average vesting period of 2.4 years of which $2.1 million, $1.0 million, and $0.2 million is expected to be recognized in fiscal 2017, 2018 and 2019, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

NOTE 16: Earnings (Loss) Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014
Numerator
Loss from continuing operations	$(14,570)	$(19,786)	$(3,387)
Loss from discontinued operations, net of income taxes	—	(4,834)	(15,601)
Net loss	$(14,570)	$(24,620)	$(18,988)

Denominator
Basic weighted average number of shares	20,831	20,816	20,863
Dilutive weighted average number of shares	20,831	20,816	20,863

Per Share Data:
Basic:
Loss from continuing operations	$(0.70)	$(0.95)	$(0.16)
Loss from discontinued operations, net of income taxes	—	(0.23)	(0.75)
Net loss	$(0.70)	$(1.18)	$(0.91)

Diluted:
Loss from continuing operations	$(0.70)	$(0.95)	$(0.16)
Loss from discontinued operations, net of income taxes	—	(0.23)	(0.75)
Net loss	$(0.70)	$(1.18)	$(0.91)

Options to purchase 1,921,036, 980,414 and 764,150 shares of the Company’s common stock were outstanding at October 30, 2016, November 1, 2015 and November 2, 2014, respectively. Additionally, there were 229,735, 50,159 and 15,000 restricted shares outstanding at October 30, 2016, November 1, 2015 and November 2, 2014, respectively. The options were not included in the computation of diluted loss per share in fiscal 2016, 2015 and 2014 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those fiscal years.

NOTE 17: Related Party Transactions
During fiscal 2015 and 2014, the law firm of which Lloyd Frank, a former member of the Company’s Board of Directors (until May 2015) is counsel, rendered services to the Company in the amount of $1.1 million and $1.2 million, respectively. During fiscal 2015 and 2014, the Company paid $0.1 million and $0.1 million, respectively, to Michael Shaw, Ph.D., son of Jerry Shaw, Executive Officer, and brother of Steven Shaw, the Company’s former Chief Executive Officer and Director, for services rendered to the Company. In addition, during fiscal 2015 the Company paid $0.1 million in connection with a settlement agreement dated March 30, 2015 with Glacier Peak Capital LLC and certain of its affiliates, an investment firm of which the President and Senior Portfolio Manager, John C. Rudolf, serves on the Company's Board of Directors.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

NOTE 18: Commitments and Contingencies

(a)	Leases

The future minimum rental commitments as of October 30, 2016 for all non-cancelable operating leases were as follows (in thousands):

Fiscal year:	Amount
2017	$17,309
2018	14,178
2019	11,187
2020	8,844
2021	6,158
Thereafter	41,136
Many of the leases also require the Company to pay and contribute to property taxes, insurance and ordinary repairs and maintenance. The lease agreements, which expire at various dates through 2031, may be subject in some cases to renewal options, early termination options or escalation clauses.
Rent expense for all operating leases in fiscal 2016, 2015 and 2014 were $18.0 million, $15.6 million, and $16.2 million, respectively.

(b)	Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company’s loss contingencies not discussed elsewhere consist primarily of claims and legal actions arising in the normal course of business related to contingent worker employment matters in the staffing services business. These matters are at varying stages of investigation, arbitration or adjudication. The Company has accrued for losses on individual matters that are both probable and reasonably estimable.
Estimates are based on currently available information and assumptions. Significant judgment is required in both the determination of probability and the determination of whether a matter is reasonably estimable. The Company’s estimates may change and actual expenses could differ in the future as additional information becomes available.

NOTE 19: Subsequent Events

In January 2017, the Company amended the Financing Program with PNC to extend the termination date from January 31, 2017 to January 31, 2018. The amendment also decreases the requirement under the minimum global liquidity covenant to $20.0 million, which increases to $25.0 million at the earlier of the sale of Maintech or receipt of our IRS refund, and then to $35.0 million after any time at which we pay a dividend or repurchase shares of our stock. The amendment includes a performance covenant requiring a minimum Earnings Before Interest and Taxes (“EBIT”) which is measured quarterly. The amendment also reduces the unbilled receivables eligibility from 15% to 10%, permits a $5.0 million basket for supply chain finance receivables. The amendment also prohibits distributions until both Maintech is sold and the IRS refund is received. When these two transactions occur, up to $0.5 million in distributions can be made per fiscal quarter provided that liquidity is at least $40.0 million after the distribution. All other material terms and conditions remain substantially unchanged, including interest rates.

NOTE 20: Segment Disclosures

The Company’s strategic reorganization during fiscal 2016 and 2015 included the exit of non-core operations and significant changes in the management structure. The Company changed its operating and reportable segments during the fourth quarter of fiscal 2016 in connection with its new business strategies, aligning with the way the Company evaluates its business performance and manages its operations.  Our current reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) Technology Outsourcing Services and Solutions. The non-reportable businesses are combined and disclosed with corporate services under the category Corporate and Other. Accordingly, all prior periods have been recast to reflect the

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

current segment presentation. The change in reportable segments did not have any impact on previously reported consolidated financial results.

Segment operating income (loss) is comprised of segment net revenues less cost of services, selling, administrative and other operating costs, impairment charges and restructuring and severance costs. The Company allocates to the segments all operating costs except for costs not directly relating to our operating activities such as corporate-wide general and administrative costs and fees related to restatement, investigations and remediation. These costs are not allocated because doing so would not enhance the understanding of segment operating performance and they are not used by management to measure segment performance.

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Year Ended October 30, 2016
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$1,334,747	$1,047,888	$131,496	$106,585	$114,772	$(65,994)
Cost of services	1,132,253	901,025	112,035	87,731	97,456	(65,994)
Gross margin	202,494	146,863	19,461	18,854	17,316	—

Selling, administrative and other operating costs	203,930	122,576	16,402	13,029	51,923	—
Restructuring and severance costs	5,752	1,117	702	327	3,606	—
Gain on sale of building	(1,663)	—	—	—	(1,663)	—
Impairment charges	364	—	—	—	364	—
Operating income (loss)	(5,889)	23,170	2,357	5,498	(36,914)	—
Other income (expense), net	(6,506)
Income tax provision	2,175
Net loss from continuing operations	(14,570)
Loss from discontinued operations, net of income taxes	—
Net loss	$(14,570)

	Year Ended November 1, 2015
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$1,496,897	$1,127,284	$147,649	$135,886	$168,422	$(82,344)
Cost of services	1,268,363	974,859	127,699	108,309	139,840	(82,344)
Gross margin	228,534	152,425	19,950	27,577	28,582	—

Selling, administrative and other operating costs	231,033	131,277	18,990	15,545	65,221	—
Restructuring and severance costs	3,635	705	357	—	2,573	—
Impairment charges	6,626	1,900	—	—	4,726	—
Operating income (loss)	(12,760)	18,543	603	12,032	(43,938)	—
Other income (expense), net	(2,380)
Income tax provision	4,646
Net loss from continuing operations	(19,786)
Loss from discontinued operations, net of income taxes	(4,834)
Net loss	$(24,620)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

	Year Ended November 2, 2014
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$1,710,028	$1,284,314	$158,266	$146,547	$208,820	$(87,919)
Cost of services	1,450,448	1,106,921	135,875	121,168	174,403	(87,919)
Gross margin	259,580	177,393	22,391	25,379	34,417	—

Selling, administrative and other operating costs	249,026	140,698	21,281	16,056	70,991	—
Restructuring and severance costs	2,507	730	—		1,777	—
Restatement, investigations and remediation	3,261	—	—	—	3,261	—
Operating income (loss)	4,786	35,965	1,110	9,323	(41,612)	—
Other income (expense), net	(2,947)
Income tax provision	5,226
Net loss from continuing operations	(3,387)
Loss from discontinued operations, net of income taxes	(15,601)
Net loss	$(18,988)

(1) Revenues are primarily derived from managed service programs and information technology infrastructure services.
(2) The majority of intersegment sales results from North American Staffing providing resources to Technology Outsourcing Services and Solutions.

Assets of the Company by reportable operating segment are summarized in the following table (in thousands):

	October 30, 2016	November 1, 2015
Assets:
North American Staffing	$135,620	$143,022
International Staffing	36,279	44,162
Technology Outsourcing Services and Solutions	34,038	31,626
Corporate & Other	92,948	85,073
Total segments	298,885	303,883
Held for sale	17,580	22,943
Total Assets	$316,465	$326,826

Sales to external customers and long-lived assets of the Company by geographic area are as follows (in thousands):

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014
Net Revenue:
Domestic	$1,148,254	$1,273,971	$1,489,334
International, principally Europe	186,493	222,926	220,694
Total Net Revenue	$1,334,747	$1,496,897	$1,710,028

	October 30, 2016	November 1, 2015
Long-Lived Assets:
Domestic	$27,113	$21,335
International	3,020	2,760
Total Long-Lived Assets	$30,133	$24,095

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

Capital expenditures and depreciation and amortization by the Company’s operating segments are as follows (in thousands):

	Year Ended
	October 30, 2016	November 1, 2015	November 2, 2014
Capital Expenditures:
North American Staffing	$480	$422	$287
International Staffing	893	324	308
Technology Outsourcing Services and Solutions	1,339	2,265	641
Corporate & Other	14,838	5,541	4,031
Total Capital Expenditures	$17,550	$8,552	$5,267

Depreciation and Amortization:
North American Staffing	$517	$619	$1,148
International Staffing	345	332	329
Technology Outsourcing Services and Solutions	1,728	1,172	1,761
Corporate & Other	3,379	4,688	6,085
Total Depreciation and Amortization	$5,969	$6,811	$9,323

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

NOTE 21: Quarterly Financial Information (unaudited)
The following tables present certain unaudited consolidated quarterly financial information for each quarter in the fiscal years ended October 30, 2016 and November 1, 2015.

The following table presents selected Consolidated Statements of Operations data for each quarter for the fiscal year ended October 30, 2016 (in thousands, except per share amounts):

	Three Months Ended				Year Ended
	January 31, 2016	May 1, 2016	July 31, 2016	October 30, 2016	October 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUE	$326,968	$335,576	$330,625	$341,578	$1,334,747
Cost of services	281,400	284,104	282,098	284,651	1,132,253
GROSS MARGIN	45,568	51,472	48,527	56,927	202,494
EXPENSES
Selling, administrative and other operating costs	52,623	51,128	49,543	50,636	203,930
Restructuring and severance costs	2,761	840	970	1,181	5,752
Impairment charges	—	—	—	364	364
Gain on sale of building	—	(1,663)	—	—	(1,663)
TOTAL EXPENSES	55,384	50,305	50,513	52,181	208,383
OPERATING INCOME (LOSS)	(9,816)	1,167	(1,986)	4,746	(5,889)
OTHER INCOME (EXPENSE)
Interest income	74	37	18	17	146
Interest expense	(732)	(899)	(844)	(830)	(3,305)
Foreign exchange gain (loss), net	344	(579)	(1,003)	(565)	(1,803)
Other income (expense), net	(279)	(420)	(402)	(443)	(1,544)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,409)	(694)	(4,217)	2,925	(12,395)
Income tax provision	553	1,091	393	138	2,175
INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	(10,962)	(1,785)	(4,610)	2,787	(14,570)
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes	—	—	—	—	—
NET INCOME (LOSS)	$(10,962)	$(1,785)	$(4,610)	$2,787	$(14,570)
PER SHARE DATA:
Basic:
Loss from continuing operations	$(0.53)	$(0.09)	$(0.22)	$0.13	$(0.70)
Loss from discontinued operations	—	—	—	—	—
Net loss	$(0.53)	$(0.09)	$(0.22)	$0.13	$(0.70)
Weighted average number of shares	20,813	20,814	20,846	20,852	20,831
Diluted:
Loss from continuing operations	$(0.53)	$(0.09)	$(0.22)	$0.13	$(0.70)
Loss from discontinued operations	—	—	—	—	—
Net loss	$(0.53)	$(0.09)	$(0.22)	$0.13	$(0.70)
Weighted average number of shares	20,813	20,814	20,846	21,762	20,831

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 30, 2016

The following table presents selected Consolidated Statements of Operations data for each quarter for the fiscal year ended November 1, 2015 (in thousands, except per share amounts):

	Three Months Ended				Year Ended
	February 1, 2015	May 3, 2015	August 2, 2015	November 1, 2015	November 1, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUE	$383,066	$385,189	$364,668	$363,974	$1,496,897
Cost of services	330,024	324,673	307,866	305,800	1,268,363
GROSS MARGIN	53,042	60,516	56,802	58,174	228,534
EXPENSES
Selling, administrative and other operating costs	59,389	58,985	57,409	55,250	231,033
Restructuring and severance costs	975	251	1,867	542	3,635
Impairment charges	—	5,374	580	672	6,626
TOTAL EXPENSES	60,364	64,610	59,856	56,464	241,294
OPERATING INCOME (LOSS)	(7,322)	(4,094)	(3,054)	1,710	(12,760)
OTHER INCOME (EXPENSE)
Interest income	62	261	175	74	572
Interest expense	(696)	(991)	(746)	(811)	(3,244)
Foreign exchange gain (loss), net	437	(1,600)	1,010	(96)	(249)
Other income (expense), net	98	43	(178)	578	541
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,421)	(6,381)	(2,793)	1,455	(15,140)
Income tax provision	1,379	532	1,351	1,384	4,646
INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	(8,800)	(6,913)	(4,144)	71	(19,786)
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes	(4,519)	—	—	(315)	(4,834)
NET LOSS	$(13,319)	$(6,913)	$(4,144)	$(244)	$(24,620)
PER SHARE DATA:
Basic:
Loss from continuing operations	$(0.42)	$(0.33)	$(0.20)	$—	$(0.95)
Loss from discontinued operations	(0.22)	—	—	(0.01)	(0.23)
Net loss	$(0.64)	$(0.33)	$(0.20)	$(0.01)	$(1.18)
Weighted average number of shares	20,930	20,793	20,741	20,799	20,816
Diluted:
Loss from continuing operations	$(0.42)	$(0.33)	$(0.20)	$—	$(0.95)
Loss from discontinued operations	(0.22)	—	—	(0.01)	(0.23)
Net loss	$(0.64)	$(0.33)	$(0.20)	$(0.01)	$(1.18)
Weighted average number of shares	20,930	20,793	20,741	20,930	20,816