Form 10-Q
period 2017-01-29
VOLT INFORMATION SCIENCES, INC.
filed 2017-03-09
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2017

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

As of March 3, 2017, there were 20,917,800 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 29, 2017	January 31, 2016

NET REVENUE	$313,024	$326,968
Cost of services	266,134	281,400
GROSS MARGIN	46,890	45,568
EXPENSES
Selling, administrative and other operating costs	48,890	52,623
Restructuring and severance costs	624	2,761
TOTAL EXPENSES	49,514	55,384
OPERATING LOSS	(2,624)	(9,816)
OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(858)	(658)
Foreign exchange gain (loss), net	127	344
Other income (expense), net	(599)	(279)
TOTAL OTHER INCOME (EXPENSE), NET	(1,330)	(593)
LOSS BEFORE INCOME TAXES	(3,954)	(10,409)
Income tax provision	623	553
NET LOSS	$(4,577)	$(10,962)

PER SHARE DATA:
Basic:
Net loss	$(0.22)	$(0.53)
Weighted average number of shares	20,918	20,813
Diluted:
Net loss	$(0.22)	$(0.53)
Weighted average number of shares	20,918	20,813
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	January 29, 2017	January 31, 2016

NET LOSS	$(4,577)	$(10,962)
Other comprehensive loss:
Foreign currency translation adjustments net of taxes of $0 and $0, respectively	527	(2,515)
COMPREHENSIVE LOSS	$(4,050)	$(13,477)
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	January 29, 2017	October 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,018	$6,386
Restricted cash and short-term investments	12,140	13,948
Trade accounts receivable, net of allowances of $762 and $801, respectively	172,164	193,866
Recoverable income taxes	16,943	16,979
Other current assets	12,458	11,806
Assets held for sale	19,075	17,580
TOTAL CURRENT ASSETS	251,798	260,565
Other assets, excluding current portion	25,118	25,767
Property, equipment and software, net	33,063	30,133
TOTAL ASSETS	$309,979	$316,465
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued compensation	$28,219	$29,147
Accounts payable	28,639	32,425
Accrued taxes other than income taxes	24,752	22,791
Accrued insurance and other	33,224	34,306
Short-term borrowings	97,050	2,050
Income taxes payable	324	—
Liabilities held for sale	5,975	5,760
TOTAL CURRENT LIABILITIES	218,183	126,479
Accrued insurance and other, excluding current portion	10,726	9,999
Deferred gain on sale of real estate, excluding current portion	25,622	26,108
Income taxes payable, excluding current portion	6,780	6,777
Deferred income taxes	3,137	3,137
Long-term debt	—	95,000
TOTAL LIABILITIES	264,448	267,500
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 20,917,500 shares	2,374	2,374
Paid-in capital	77,180	76,564
Retained earnings	16,423	21,000
Accumulated other comprehensive loss	(10,085)	(10,612)
Treasury stock, at cost; 2,820,503 shares	(40,361)	(40,361)
TOTAL STOCKHOLDERS' EQUITY	45,531	48,965
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$309,979	$316,465
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	January 29, 2017	January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,577)	$(10,962)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,379	1,538
Provision (release) of doubtful accounts and sales allowances	54	(174)
Unrealized foreign currency exchange gain	(138)	(428)
Amortization of gain on sale leaseback of property	(486)	—
Loss on dispositions of property, equipment and software	—	138
Share-based compensation expense	615	187
Change in operating assets and liabilities:
Trade accounts receivable	21,616	28,463
Restricted cash	1,673	(2,577)
Other assets	770	(1,087)
Net assets held for sale	(1,249)	615
Accounts payable	(3,768)	(4,136)
Accrued expenses and other liabilities	621	2,802
Income taxes	363	(1,776)
Net cash provided by operating activities	16,873	12,603
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	361	581
Purchases of investments	(153)	(237)
Proceeds from sale of property, equipment, and software	79	363
Purchases of property, equipment, and software	(4,373)	(3,887)
Net cash used in investing activities	(4,086)	(3,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(5,000)	—
Draw-down on borrowings	5,000	—
Repayment of long-term debt	—	(318)
Debt issuance costs	(626)	(358)
Proceeds from exercise of options	—	9
Withholding tax payment on vesting of restricted stock awards	—	(116)
Net cash used in financing activities	(626)	(783)
Effect of exchange rate changes on cash and cash equivalents	471	(2,313)
Net increase in cash and cash equivalents	12,632	6,327
Cash and cash equivalents, beginning of period	6,386	10,188
Cash and cash equivalents, end of period	$19,018	$16,515

Cash paid during the period:
Interest	$869	$782
Income taxes	$327	$2,112
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended January 29, 2017 and January 31, 2016
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. (“Volt” or the “Company”) have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended October 30, 2016. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, are based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended October 30, 2016.
Certain reclassifications have been made to the prior year financial statements in order to conform to the current year's presentation.

NOTE 2: Recently Issued Accounting Pronouncements

New Accounting Standards Not Yet Adopted by the Company

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The amendments are effective at the same time as the new revenue standard. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company expects to adopt this ASU in the first quarter of fiscal 2019 and is currently assessing if there is any impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350). This ASU simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test.  Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The amendments in this update should be applied on a prospective basis and adopted for an entity’s annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects to adopt this ASU in the first quarter of fiscal 2022 and does not anticipate a significant impact upon adoption.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. The amendments provide guidance on eight specific cash flow classification issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, corporate and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company expects to adopt this ASU in the first quarter of fiscal 2019 and does not anticipate a significant impact upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. For public business entities that are SEC filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to adopt this ASU in the first quarter of fiscal 2020 and is in the process of assessing the impact that the adoption of this ASU will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company expects to adopt this ASU in the first quarter of fiscal 2018 and does not anticipate a significant impact upon adoption.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is effective for us in our first quarter of fiscal 2020 on a modified retrospective basis. We have preliminarily evaluated the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements, and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This ASU is effective for the annual period ending after December 15, 2016, with early adoption permitted. The Company expects to adopt this ASU in the fourth quarter of fiscal 2017 and is in the process of assessing the impact that the adoption of this ASU will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period. Topic 606 is effective for the Company in the first quarter of fiscal 2019. After our preliminary assessment, we do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems. As we continue to evaluate the impacts of our pending adoption of Topic 606 in fiscal 2017, our preliminary assessments are subject to change.
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

Recently Adopted Accounting Standards
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40):   Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This ASU was adopted by the Company in the first quarter of fiscal 2017 on a prospective basis. The Company does not currently have any projects that meet the criteria to be in scope of the internal-use software guidance and it did not have any impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs were adopted by the Company in the first quarter of fiscal 2017. The Company has continued to defer and present debt issuance costs as an asset and to amortize the deferred issuance costs ratably over the term of the line-of-credit arrangement resulting in no impact on our consolidated financial statements.
All other ASUs that became effective for Volt in the first quarter of fiscal 2017 were not applicable to the Company at this time and therefore did not have any impact during the period.

NOTE 3: Discontinued Operations
On December 1, 2014, the Company completed the sale of its Computer Systems segment to NewNet Communication Technologies, LLC (“NewNet”), a Skyview Capital, LLC, portfolio company. The proceeds of the transaction were a $10.0 million note bearing interest at one half percent (0.5 percent) per year due in four years and convertible into a capital interest of up to 20% in NewNet. The Company may convert the note at any time and is entitled to receive early repayment in the event of certain events such as a change in control of NewNet. The note was valued at $8.4 million which approximated its fair value. At January 29, 2017, the note is carried at net realizable value and the unamortized discount was $1.1 million.
The Company and NewNet are in discussions regarding the final working capital adjustment amount based on the comparison of the actual transaction date working capital amount to an expected working capital amount, along with certain minor indemnity claims. The Company does not believe the resolution will have a material impact on its financial statements or net income.

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

NOTE 4: Assets and Liabilities Held for Sale
In October 2015, the Company's Board of Directors approved a plan to sell the Company’s information technology infrastructure services business (“Maintech”).
Maintech met all of the criteria to classify its assets and liabilities as held for sale in the fourth quarter of fiscal 2015. The potential disposal of Maintech did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and is, therefore, not classified as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations exceeded the carrying value of the net assets and no impairment charge was recorded. The Company completed the sale of Maintech in March 2017.

The following table reconciles the major classes of assets and liabilities classified as held for sale as part of continuing operations in the Condensed Consolidated Balance Sheets (in thousands):

	January 29, 2017	October 30, 2016
Assets included as part of continuing operations
Trade accounts receivable, net	$15,087	$13,553
Recoverable income taxes	106	15
Other assets	3,264	3,339
Property, equipment and software, net	123	178
Purchased intangible assets	495	495
Total major classes of assets as part of continuing operations	$19,075	$17,580

Liabilities included as part of continuing operations
Accrued compensation	$2,442	$2,432
Accounts payable	865	921
Accrued taxes other than income taxes	954	833
Accrued insurance and other	1,714	1,574
Total major classes of liabilities as part of continuing operations	$5,975	$5,760

NOTE 5: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended January 29, 2017 were (in thousands):

Foreign Currency Translation
Accumulated other comprehensive loss at October 30, 2016	$(10,612)
Other comprehensive loss	527
Accumulated other comprehensive loss at January 29, 2017	$(10,085)

There were no reclassifications from accumulated other comprehensive loss for the three months ended January 29, 2017.

NOTE 6: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral are classified as an operating activity, as this cash is directly related to the operations of this business. At January 29, 2017 and October 30, 2016, restricted cash included $6.9 million and $8.4 million, respectively, restricted for payment to associate vendors and $1.7 million and $1.9 million, respectively, restricted for other collateral accounts.

At January 29, 2017 and October 30, 2016, short-term investments were $3.5 million and $3.6 million, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company's provision for income taxes primarily includes foreign jurisdictions and state taxes. The provision for income taxes in the first quarter of fiscal 2017 and 2016 was $0.6 million and $0.6 million, respectively. The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

NOTE 8: Debt

In January 2017, the Company amended its $160.0 million financing program (“the Financing Program”) with PNC Bank, National Association (“PNC”). The key changes to the agreement were: (1) extend the termination date to January 31, 2018; (2) decrease the requirement under the minimum global liquidity covenant to $20.0 million, which increases to $25.0 million at the earlier of the sale of Maintech or receipt of the federal portion of the Company's IRS refund from the filing of amended tax returns for fiscal years 2004 through 2010, and then to $35.0 million after any time at which the Company pays a dividend or repurchase shares of our stock; (3) reduce the unbilled receivables eligibility from 15% to 10%, (4) permits a $5.0 million basket for supply chain finance receivables and (5) introduce a performance covenant requiring a minimum level of Earnings Before Interest and Taxes (“EBIT”), as defined, which is measured quarterly. The amendment also prohibits distributions until both Maintech is sold and the aforementioned IRS refund is received. When these two transactions occur, up to $0.5 million in distributions can be made per fiscal quarter provided that liquidity is at least $40.0 million after the distribution. All other material terms and conditions remain substantially unchanged, including interest rates.

The Financing Program is secured by receivables from certain Staffing Services businesses in the United States, Europe and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary's sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of the Company's other legal entities. Borrowing capacity under the Financing Program is directly impacted by the level of accounts receivable. At January 29, 2017, the accounts receivable borrowing base was $142.5 million.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity or performance covenants, triggering of portfolio ratio limits, or other material adverse events, as defined. At January 29, 2017, the Company was in compliance with all debt covenant requirements.

The Financing Program has an accordion feature under which the facility limit can be increased up to $250.0 million subject to credit approval from PNC. Borrowings are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million limit, and British Pounds Sterling, subject to a £20.0 million limit. The program also includes a letter of credit sublimit of $50.0 million and minimum borrowing requirements. As of January 29, 2017, there were no foreign currency denominated borrowings, and the letter of credit participation was $31.0 million inclusive of $28.9 million for the Company's casualty insurance program and $2.1 million for the security deposit required under the Orange facility lease agreement.
At both January 29, 2017 and October 30, 2016, the Company had outstanding borrowings under this program of $95.0 million that bore a weighted average annual interest rate of 2.6% and 2.3%, respectively, which is inclusive of certain facility fees. At January 29, 2017, there was $16.4 million additional availability under this program, exclusive of the potential availability under the aforementioned accordion feature.

In February 2016, Maintech, as borrower, entered into a $10.0 million 364-day secured revolving credit agreement with Bank of America, N.A. The credit agreement provides for revolving loans as well as a $0.1 million sub-line for letters of credit and is subject to borrowing base and availability restrictions and requirements. The credit agreement is secured by assets of the borrower, including accounts receivable, and the Company has guaranteed the obligations of the borrower under the agreement not to exceed $3.0 million. The credit agreement contains certain customary representations and warranties, events of default and affirmative and negative covenants, including a minimum interest requirement based on $2.0 million drawn. At both January 29, 2017 and October 30, 2016, the amount outstanding was $2.1 million with $2.7 million and $3.3 million of additional availability, respectively. Upon the sale of Maintech, the then outstanding balance is required to be satisfied.

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

Long-term debt consists of the following (in thousands):

	January 29, 2017	October 30, 2016
Financing programs	$97,050	$97,050
Less: current portion	97,050	2,050
Total long-term debt	$—	$95,000

NOTE 9: Earnings (Loss) Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	January 29, 2017	January 31, 2016
Numerator
Net loss	$(4,577)	$(10,962)
Denominator
Basic weighted average number of shares	20,918	20,813
Diluted weighted average number of shares	20,918	20,813

Net loss per share:
Basic	$(0.22)	$(0.53)
Diluted	$(0.22)	$(0.53)

Options to purchase 1,866,545 and 945,578 shares of the Company’s common stock were outstanding at January 29, 2017 and January 31, 2016, respectively. Additionally, there were 230,014 and 8,159 unvested restricted shares outstanding at January 29, 2017 and January 31, 2016, respectively. The options were not included in the computation of diluted loss per share in the first quarter of fiscal 2017 and 2016 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

NOTE 10: Restructuring and Severance Costs

The Company implemented a cost reduction plan in fiscal 2016 and incurred restructuring and severance costs primarily resulting from a reduction in workforce, facility consolidation and lease termination costs. The total costs incurred to date are approximately $6.4 million consisting of $1.2 million in North American Staffing, $0.7 million in International Staffing, $0.4 million in Technology Outsourcing Services and Solutions and $4.1 million in Corporate and Other.

The Company incurred total restructuring and severance costs of approximately $0.6 million for the three months ended January 29, 2017 and $2.8 million for the three months ended January 31, 2016. The following table presents the restructuring and severance costs for the three months ended January 29, 2017 (in thousands):

	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other
Severance and benefit costs	$610	$75	$17	$53	$465
Other	14	21	(7)	—	—
Total costs	$624	$96	$10	$53	$465
Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Condensed Consolidated Balance Sheets. Activity for the three months ended January 29, 2017 are summarized as follows (in thousands):

January 29, 2017
Beginning balance	$1,653
Charged to expense	624
Cash payments	(1,076)
Ending balance	$1,201

The remaining charges as of January 29, 2017 of $1.2 million, primarily related to Corporate and Other, are expected to be paid through the second quarter of fiscal 2018.
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

NOTE 12: Segment Data

The Company’s strategic reorganization during fiscal 2016 and 2015 included the exit of non-core operations and significant changes in the management structure. The Company changed its operating and reportable segments during the fourth quarter of fiscal 2016 in connection with its new business strategies, aligning with the way the Company evaluates its business performance and manages its operations. Our current reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) Technology Outsourcing Services and Solutions. The non-reportable businesses are combined and disclosed with corporate services under the category Corporate and Other. Accordingly, all prior periods have been recast to reflect the current segment presentation. The change in reportable segments did not have any impact on previously reported consolidated financial results.

Segment operating income (loss) is comprised of segment net revenue less cost of services, selling, administrative and other operating costs, impairment charges and restructuring and severance costs. The Company allocates to the segments all operating costs except for costs not directly related to our operating activities such as corporate-wide general and administrative costs. These costs are not allocated because doing so would not enhance the understanding of segment operating performance and are not used by management to measure segment performance.

Effective in the first quarter of fiscal 2017, in an effort to simplify and refine its internal reporting, the Company modified its intersegment sales structure between North American Staffing and Technology, Outsourcing Services and Solutions segments. The resulting changes are as follows:

•
Intersegment revenue for North American Staffing from Technology, Outsourcing Services and Solutions is now based on a set percentage of direct labor dollars for recruiting and administrative services; and

•
The direct labor costs associated with the contingent employees placed by North American Staffing on behalf of Technology, Outsourcing Services and Solutions’ customers are now directly borne by the Technology, Outsourcing Services and Solutions segment instead of by North American Staffing.

To provide period over period comparability, the Company has reclassified the prior period segment data to conform to the current presentation. This change does not have any impact on the consolidated financial results for any period presented.

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Three Months Ended January 29, 2017
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$313,024	$231,865	$30,350	$25,671	$26,296	$(1,158)
Cost of services	266,134	198,842	25,657	20,774	22,019	(1,158)
Gross margin	46,890	33,023	4,693	4,897	4,277	—

Selling, administrative and other operating costs	48,890	30,099	4,041	3,258	11,492	—
Restructuring and severance costs	624	96	10	53	465	—
Operating income (loss)	(2,624)	2,828	642	1,586	(7,680)	—
Other income (expense), net	(1,330)
Income tax provision	623
Net loss	$(4,577)

	Three Months Ended January 31, 2016
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$326,968	$238,575	$33,951	$27,214	$30,405	$(3,177)
Cost of services	281,400	207,440	29,171	21,626	26,340	(3,177)
Gross margin	45,568	31,135	4,780	5,588	4,065	—

Selling, administrative and other operating costs	52,623	30,738	4,347	3,366	14,172	—
Restructuring and severance costs	2,761	558	477	225	1,501	—
Operating income (loss)	(9,816)	(161)	(44)	1,997	(11,608)	—
Other income (expense), net	(593)
Income tax provision	553
Net loss	$(10,962)

(1) Revenues are primarily derived from managed service programs and information technology infrastructure services.
(2) The majority of intersegment sales results from North American Staffing providing resources to Technology Outsourcing Services and Solutions.

NOTE 13: Subsequent Events

Secured revolving credit agreement extension

On February 17, 2017, Maintech amended the 364-day secured revolving credit agreement with Bank of America, N.A. to extend the termination date of its credit facility (the “revolving credit facility”) by one month to March 17, 2017. The amended credit agreement permits the Company to maintain the revolving credit facility until the earlier of: (i) the date of the sale of Maintech, at which time the facility will be terminated; or (ii) the parties agree to further extend the termination date. All other terms and conditions remain unchanged.

Sale of Maintech

On March 6, 2017, the Company completed the sale of Maintech, Inc., our information technology infrastructure business, to Maintech Holdings, LLC, a newly-formed holding company and affiliate of Oak Lane Partners, LLC (“Buyer”). Under the terms of the agreement, the Company received proceeds of $18.3 million, subject to a $0.1 million holdback and certain adjustments including a customary working capital adjustment to be finalized within 60 days of the sale. Net proceeds from the transaction amounted to $13.9 million after certain transaction related fees, expenses and repayment of the Bank of America, N.A outstanding balance. Included within the terms of the agreement is a Transition Services Agreement (“TSA”) whereby the Company will continue to provide certain accounting and operational services to the Buyer. The Company will bill for the services provided to the Buyer for a period of up to six months after the date of sale. The Company and Maintech have also executed a three-year IT as a Service (“ITaaS”) agreement whereby Maintech will continue to provide helpdesk and network monitoring services similar to services that were provided before the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. This MD&A should be read in conjunction with the MD&A included in our Form 10-K for the fiscal year ended October 30, 2016, as filed with the SEC on January 11, 2017 (the “2016 Form 10-K”). References in this document to “Volt,” “Company,” “we,” “us” and “our” mean Volt Information Sciences, Inc. and our consolidated subsidiaries, unless the context requires otherwise. The statements below should also be read in conjunction with the description of the risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of the 2016 Form 10-K.

Note Regarding the Use of Non-GAAP Financial Measures

We have provided certain Non-GAAP financial information, which includes adjustments for special items and certain line items on a constant currency basis, as additional information for segment revenue, our consolidated net income (loss) and segment operating income (loss). These measures are not in accordance with, or an alternative for, measures prepared in accordance with generally accepted accounting principles (“GAAP”) and may be different from Non-GAAP measures reported by other companies. We believe that the presentation of Non-GAAP measures on a constant currency basis and eliminating special items provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations because they permit evaluation of the results of our operations without the effect of currency fluctuations or special items that management believes make it more difficult to understand and evaluate our results of operations.

Special items generally include impairments, restructuring and severance costs, as well as certain income or expenses not indicative of our current or future period performance. In addition, as a result of our Company's strategic reorganization, which included changes to executive management and the Board of Directors, as well as the ongoing execution of new strategic initiatives, certain charges were identified as “special items” which were not historically common operational expenditures for us. Such charges included professional search fees, certain board compensation and other professional service fees. While we believe that the inclusion of these charges as special items is useful in the evaluation of our results compared to prior periods, we do not anticipate that these items will be included in our Non-GAAP measures in the future.

Segments

During fiscal 2016, we evaluated our reportable segment structure based on our new management organization and the changes implemented in connection with our new business strategies, including the initiatives to exit non-strategic and non-core operations. As a result of this assessment, we now report our activities in three reportable segments and a “Corporate and Other” category:

•North American Staffing;
•International Staffing;
•Technology Outsourcing Services and Solutions; and
•Corporate and Other.

We report our segment information in accordance with the provisions of FASB ASC Topic 280. The financial information presented below for the first quarter of fiscal 2016 has been restated as required to reflect our new segment structure as if the structure were in place during that period. There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our segment structure. See Note 12, “Segment Disclosures” for further information.

Overview

We are a global provider of staffing services (traditional time and materials-based as well as project-based), and information technology infrastructure services. Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily light industrial, professional administration, technical, information technology and engineering positions. Our technology outsourcing services assist with individual customer assignments, as well as customer care call centers and gaming industry quality assurance testing services. Our managed service programs consist of managing the procurement and on-boarding of contingent workers from multiple providers. Our information technology infrastructure services provide server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations.

As of January 29, 2017, we employed approximately 24,800 people, including 22,500 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from 100 locations worldwide with approximately 86% of our revenues generated in the United States. Our principal international markets include Canada, Europe and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

Recent Developments

Sale of Maintech

On March 6, 2017, we completed the sale of Maintech, Inc., our information technology infrastructure business, to Maintech Holdings, LLC, a newly-formed holding company and affiliate of Oak Lane Partners, LLC (“Buyer”). Under the terms of the agreement, we received proceeds of $18.3 million, subject to a $0.1 million holdback and certain adjustments including a customary working capital adjustment to be finalized within 60 days of the sale. Net proceeds from the transaction amounted to $13.9 million after certain transaction related fees, expenses and repayment of the Bank of America, N.A. outstanding balance. Included within the terms of the agreement is a Transition Services Agreement (“TSA”) whereby we will continue to provide certain accounting and operational services to the Buyer and will bill for the services provided for a period of up to six months after the date of sale. We have also executed a three-year IT as a Service (“ITaaS”) agreement whereby Maintech will continue to provide helpdesk and network monitoring services similar to services that were provided before the transaction.

Consolidated Results by Segment

	Three Months Ended January 29, 2017
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$313,024	$231,865	$30,350	$25,671	$26,296	$(1,158)
Cost of services	266,134	198,842	25,657	20,774	22,019	(1,158)
Gross margin	46,890	33,023	4,693	4,897	4,277	—

Selling, administrative and other operating costs	48,890	30,099	4,041	3,258	11,492	—
Restructuring and severance costs	624	96	10	53	465	—
Operating income (loss)	(2,624)	2,828	642	1,586	(7,680)	—
Other income (expense), net	(1,330)
Income tax provision	623
Net loss	$(4,577)

	Three Months Ended January 31, 2016
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$326,968	$238,575	$33,951	$27,214	$30,405	$(3,177)
Cost of services	281,400	207,440	29,171	21,626	26,340	(3,177)
Gross margin	45,568	31,135	4,780	5,588	4,065	—

Selling, administrative and other operating costs	52,623	30,738	4,347	3,366	14,172	—
Restructuring and severance costs	2,761	558	477	225	1,501	—
Operating income (loss)	(9,816)	(161)	(44)	1,997	(11,608)	—
Other income (expense), net	(593)
Income tax provision	553
Net loss	$(10,962)

(1) Revenues are primarily derived from managed service programs and information technology infrastructure services.
(2) The majority of intersegment sales results from North American Staffing providing resources to Technology Outsourcing Services and Solutions.

Results of Operations by Segment (Q1 2017 vs. Q1 2016)
Net Revenue
Net revenue in the first quarter of fiscal 2017 decreased $14.0 million, or 4.3%, to $313.0 million from $327.0 million in the first quarter of fiscal 2016. The revenue decline was driven by decreases in our North American Staffing segment of $6.7 million, International Staffing segment of $3.6 million, Technology Outsourcing Services and Solutions segment of $1.5 million and Corporate and Other category of $4.1 million.
The North American Staffing segment revenue decline was primarily driven by a $5.4 million decrease in subcontractor revenue. The segment also experienced lower demand from customers in our professional job families, partially offset by increased demand from customers in our commercial job families. However, our year-over-year decrease in revenue has declined from 11.9% in the first quarter of fiscal 2016 to 2.8% in the first quarter of fiscal 2017.
International Staffing segment revenue decreased $3.6 million driven by the impact of foreign exchange rate fluctuations of $4.5 million, as well as the impact of no longer conducting business in certain unprofitable countries of $0.9 million. On a constant currency basis and without the impact of countries we no longer do business in, International Staffing revenue increased year-over-year by $1.8 million or 6.3%. The Technology Outsourcing Services and Solutions segment revenue decreased $1.5 million primarily due to lower volume in our quality assurance services, partially offset by an increase in the customer care services.

The Corporate and Other category revenue decrease of $4.1 million was primarily attributable to a $3.2 million decline in our North American MSP and information technology infrastructure services businesses due to lower volume and a decision not to pursue continued business with a certain customer having unfavorable contractual terms.
Cost of Services and Gross Margin
Cost of services in the first quarter of fiscal 2017 decreased $15.3 million, or 5.4%, to $266.1 million from $281.4 million in the first quarter of fiscal 2016. This decrease was primarily the result of fewer staff on assignment, consistent with the related decrease in revenues in all segments. Gross margin as a percent of revenue in the first quarter of fiscal 2017 increased to 15.0% from 13.9% in the first quarter of fiscal 2016. The increase in gross margin percent was primarily in our North American Staffing segment due in part to the reduction in lower margin subcontractor revenue and in our information technology infrastructure services business as a result of cost cutting initiatives.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first quarter of fiscal 2017 decreased $3.7 million, or 7.1%, to $48.9 million from $52.6 million in the first quarter of fiscal 2016. This was primarily due to higher claims in our self-insured medical program in the first quarter of fiscal 2016 as well as a change in the structure of the program which now results in lower expense in the beginning of each fiscal year which may progressively increase over the fiscal year. In addition, corporate executive search and consulting fees were higher in the first quarter of fiscal 2016 as a result of corporate-wide initiatives linked to our strategic initiatives. As a percent of revenue, these costs were 15.6% and 16.1% in fiscal 2017 and 2016, respectively.
Restructuring and Severance Costs
The Company implemented a cost reduction plan in the first quarter of fiscal 2016, and incurred restructuring and severance costs of $0.6 million and $2.8 million in fiscal 2017 and fiscal 2016, respectively, primarily resulting from a reduction in workforce.
Other Income (Expense), net
Other expense in the first quarter of fiscal 2017 increased $0.7 million, or 124.3%, to $1.3 million from $0.6 million in the first quarter of fiscal 2016, primarily related to increased interest expense, the amortization of deferred financing fees and increased foreign exchange gains and losses primarily on intercompany balances.
Income Tax Provision
Income tax provision amounted to $0.6 million in both the first quarters of fiscal 2017 and fiscal 2016, primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from our financing program (“the Financing Program”) with PNC Bank, National Association (“PNC”). Borrowing capacity under this program is directly impacted by the level of accounts receivable which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 30 - 45 day credit terms, with few extenuating exceptions to 60 days, while our payroll and certain taxes are paid weekly.

We manage our cash flow and related liquidity on a global basis. We fund payroll, taxes and other working capital requirements using cash supplemented as needed from short-term borrowings. Our weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $20.0 million. We generally target minimum global liquidity to be 1.5 to 2.0 times our average weekly requirements. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements. In February 2016, Maintech entered into a $10.0 million short-term credit facility with Bank of America, N.A. (“BofA”), which supplements our existing Financing Program and provides additional liquidity for working capital and general corporate purposes. This agreement was extended for one month in February 2017 and was subsequently satisfied with the proceeds from the sale of Maintech. We believe our cash flow from operations and planned liquidity will be sufficient to meet our cash needs for the next twelve months.

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

Recent Initiatives to Improve Operating Income, Cash Flows and Liquidity

We continue to make progress on several initiatives undertaken to enhance our liquidity position and shareholder value. On March 6, 2017, we completed the sale of Maintech, Inc., our information technology infrastructure business, to Maintech Holdings, LLC, a newly-formed holding company and affiliate of Oak Lane Partners, LLC (“Buyer”). Under the terms of the agreement, we received proceeds of $18.3 million in cash, subject to certain adjustments including a customary working capital adjustment to be finalized within 60 days of the sale. Net proceeds from the transaction amounted to $13.9 million after certain transaction related fees and expenses and repayment of the Bank of America, N.A. outstanding balance. Due to the sale of Maintech, our minimum liquidity requirement under our current Financing Program has increased from $20.0 million to $25.0 million.

On February 8, 2017, the IRS approved the federal portion of the IRS refund from the filing of our amended tax returns for our fiscal years 2004 through 2010. This will result in a refund of approximately $13.0 million and we are now awaiting payment. The remaining receivable of approximately $3.0 million, primarily relating to state refunds which can now be applied for and finalized as a result of the IRS audit conclusion and are expected to be received over the next several quarters.

Entering fiscal 2017, we have significant tax benefits including federal net operating loss carryforwards of $145.1 million, which are fully reserved with a valuation allowance as well as federal tax credits of $47.8 million, which we will be able to utilize against future profits resulting from our strategic initiatives. We also have capital loss carryforwards of $55.4 million, which we will be able to utilize against future capital gains that may arise in the near future.

We remain committed to delivering superior client service at a reasonable cost. In an effort to reduce our future operating costs, we continue to invest in updates to our business processes, back-office financial suite and information technology tools that are critical to our success and offer more functionality at a lower cost. We are making progress and intend to complete the project within the first half of fiscal 2017 with an estimated total cost of approximately $15.0 million in expensed and capitalized costs. We expect that these activities will reduce our costs of services through either the consolidation and/or elimination of certain systems and processes along with other reductions in discretionary spending. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability.
In fiscal 2016, we implemented a cost reduction plan as part of our overall initiative to become more efficient, competitive and profitable. We incurred restructuring and severance costs of $5.3 million, excluding Maintech, primarily resulting from a reduction in workforce, facility consolidation and lease termination costs. These actions taken in fiscal 2016 and in the first quarter of fiscal 2017 will result in net annualized labor savings of approximately $13.0 million. Consistent with our ongoing strategic efforts, cost savings will be used to strengthen our operations.

Liquidity Outlook and Further Considerations

As previously noted, our primary sources of liquidity are cash flows from operations and proceeds from our Financing Program. Both operating cash flows and borrowing capacity under our Financing Program are directly related to the levels of accounts receivable generated by our businesses. Our level of borrowing capacity under the Financing Program increases in tandem with any increases in accounts receivable based on revenue growth. However, our operating cash flow may initially decrease as we fund the revenue growth. As the business grows, we would need to borrow funds to ensure adequate amounts of liquidity to fund operational requirements.

We are subject to certain covenants under our Financing Program, including a minimum liquidity threshold and minimum Earnings Before Interest and Taxes (EBIT) as defined. The minimum liquidity threshold is a weekly test whereby we must maintain a minimum of $20.0 million comprised of the sum of availability under our Financing Program and unrestricted global cash. This minimum threshold increased to $25.0 million as a result of the sale of Maintech.

Our Financing Program is subject to termination under certain events of default such as breach of covenants, including the aforementioned liquidity and EBIT covenants. At January 29, 2017, we were in compliance with all debt covenants and we believe we will continue to be able to meet the liquidity and EBIT covenants. In the event we are not on track to meet our operating and liquidity forecasts during fiscal 2017, we believe we can take steps to preserve liquidity and reduce operating costs to ensure compliance with the Financing Program's covenants. Such steps would include the delay or reduction of capital and working capital investments and/or further reductions in operating expenses.

Under an accordion feature in our Financing Program, we have the ability to increase the facility amount from $160.0 million up to $250.0 million as revenue and related accounts receivable increase. As revenues and related accounts receivables rise, correspondingly, our borrowing base increases, but is capped at the present facility amount of $160.0 million. A cap on the facility amount would have the impact of minimizing overall global liquidity as business levels increase. Incremental increases to the facility amount are subject to approval by our Board of Directors and credit approval by PNC.

The following table sets forth our cash and liquidity available levels at the end of our last five quarters and our most recent week ended (in thousands):

Global Liquidity
	January 31, 2016	May 1, 2016	July 31, 2016	October 30, 2016	January 29, 2017	March 3, 2017
Cash and cash equivalents (a)	$16,515	$23,171	$12,886	$6,386	$19,018

Cash in banks (b)	$21,140	$29,626	$16,918	$11,248	$24,805	$12,939
Financing Program - PNC	23,584	26,053	28,986	33,986	16,445	16,997
Short-Term Credit Facility - BofA	—	3,105	3,359	3,291	2,709	1,173
Available liquidity	$44,724	$58,784	$49,263	$48,525	$43,959	$31,109
(a) Per financial statements.
(b) Per financial statements. Amount generally includes outstanding checks.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Three Months Ended
	January 29, 2017	January 31, 2016
Net cash provided by operating activities	$16,873	$12,603
Net cash used in investing activities	(4,086)	(3,180)
Net cash used in financing activities	(626)	(783)
Effect of exchange rate changes on cash and cash equivalents	471	(2,313)
Net increase in cash and cash equivalents	$12,632	$6,327

Cash Flows - Operating Activities

The net cash provided by operating activities in the first three months ended January 29, 2017 was $16.9 million, an increase of $4.3 million from net cash provided by operating activities of $12.6 million in fiscal 2016. This increase resulted primarily from the decrease in net loss offset by lower cash provided by operating assets and liabilities, primarily from accounts receivable offset by restricted cash.

Cash Flows - Investing Activities

The net cash used in investing activities in the first three months ended January 29, 2017 was $4.1 million, principally for purchases of property, equipment and software of $4.4 million. The net cash used in investing activities in the first three months ended January 31, 2016 was $3.2 million, for the purchase of property, equipment and software of $3.9 million, partially offset by net sales of investments of $0.3 million and proceeds from the sale of a business and equipment of $0.4 million.

Cash Flows - Financing Activities

The net cash used in financing activities in the first three months ended January 29, 2017 was $0.6 million for the payment of debt issuance costs. The net cash used in financing activities in the first three months ended January 31, 2016 was $0.8 million, principally for debt issuance costs of $0.4 million, and the repayment of long-term debt of $0.3 million.

Availability of Credit

At January 29, 2017 and October 30, 2016, we had a financing program that provides for borrowing and issuance of letters of credit of up to an aggregate of $160.0 million. We have the ability to increase borrowings and issuance of letters of credit of up to $250.0 million subject to credit approval from PNC. At January 29, 2017 and October 30, 2016, we had outstanding borrowings of $95.0 million, under the financing program that bore a weighted average annual interest rate of 2.6% and 2.3%, respectively, which is inclusive of certain facility and program fees. Borrowing availability under this program was $16.4 million at January 29, 2017.

In February 2016, Maintech entered into a $10.0 million 364-day short-term revolving credit facility with Bank of America, N.A., as lender. In February 2017, Maintech extended the term of the facility for one month and was subsequently satisfied with the proceeds from the sale of Maintech. At both January 29, 2017 and October 30, 2016, we had outstanding borrowings of $2.1 million.

Financing Program

In January 2017, the Company amended its Financing Program with PNC. The key changes to the agreement were: (1) extend the termination date to January 31, 2018; (2) decrease the requirement under the minimum global liquidity covenant to $20.0 million, which increases to $25.0 million at the earlier of the sale of Maintech or receipt of the IRS refund, and then to $35.0 million after any time at which we pay a dividend or repurchase shares of our stock; (3) reduce the unbilled receivables eligibility from 15% to 10%, (4) permit a $5.0 million basket for supply chain finance receivables and (5) introduce a performance covenant requiring a minimum level of EBIT, as defined, which is measured quarterly. The amendment also prohibits distributions until both Maintech is sold and the IRS refund is received. When these two transactions occur, up to $0.5 million in distributions can be made per fiscal quarter provided that liquidity is at least $40.0 million after the distribution. All other material terms and conditions remain substantially unchanged, including interest rates.

The Financing Program is secured by receivables from certain Staffing Services businesses in the United States, Europe and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary's sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of the Company's other legal entities. Borrowing capacity under the Financing Program is directly impacted by the level of accounts receivable. At January 29, 2017, the accounts receivable borrowing base was $142.5 million.

Borrowings under the Financing Program are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined in the Financing Program. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million limit, and British Pounds Sterling, subject to a £20.0 million limit. The program also includes a letter of credit sublimit of $50.0 million and minimum borrowing requirements. As of January 29, 2017, there were no foreign currency denominated borrowings, and the letter of credit participation was $31.0 million inclusive of $28.9 million for the Company's casualty insurance program and $2.1 million for the security deposit required under the Orange facility lease agreement.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to termination under certain events of default including change of control, failure to pay principal or interest, breach of liquidity or performance covenants, triggering of portfolio ratio limits, or other material adverse events as defined. At January 29, 2017, the Company was in compliance with all debt covenant requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in conjunction with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 30, 2016.
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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At January 29, 2017, we had cash and cash equivalents on which interest income is earned at variable rates. At January 29, 2017, we had a $160.0 million accounts receivable securitization program, which can be increased up to $250.0 million subject to credit approval from PNC, to provide additional liquidity to meet our short-term financing needs. In addition, until the sale of Maintech, we had a $10.0 million secured revolving credit facility with Bank of America, N.A. which provided additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.7 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.9 million in the first quarter of fiscal 2017.

Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar strengthened relative to many foreign currencies as of January 29, 2017 compared to October 30, 2016. Consequently, stockholders’ equity increased by $0.5 million as a result of the foreign currency translation as of January 29, 2017.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of January 29, 2017 would result in an approximate $1.8 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of January 29, 2017 would result in an approximate $1.8 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.
Equity Risk
Our investments are exposed to market risk as it relates to changes in the market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At January 29, 2017, the total market value of these investments was $3.5 million.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended January 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our 2016 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2016 10-K, which could materially affect the Company's business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the 2016 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description

2.1
Stock Purchase Agreement, dated as of March 6, 2017, entered into by and among Volt Delta Resource Holdings, Inc., Maintech Holdings, LLC, MTECH Holdings, LLC and Volt Information Sciences, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2017; File No. 001-09232)

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed January 30, 1997; File No. 001-09232)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 11, 2007; File No. 001-09232)

3.3
Amended and Restated By-Laws of the Company, as amended through October 30, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 4, 2015; File No. 001-09232)

10.1
First Amendment, dated January 27, 2017, to the Employment Agreement between the Company and Michael D. Dean dated October 19, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2017; File No. 001-09232)

10.2
Amendment to Loan and Security Agreement, dated as of February 17, 2017, to the Loan and Security Agreement, dated as of February 17, 2016, between Maintech, Incorporated, as Borrower, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2017; File No. 001-09232)

10.3
Amended and Restated Employment Agreement by and between the Company and Jerome Shaw, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2017; File No. 001-09232)

10.4
Transition Services Agreement, dated as of March 6, 2017, entered into by and between Volt Information Sciences, Inc. and Maintech, Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2017; File No. 001-09232)

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

VOLT INFORMATION SCIENCES, INC.

Date: March 8, 2017	By:	/s/ Michael Dean
Michael Dean
President and Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2017	By:	/s/ Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 8, 2017	By:	/s/ Leonard Naujokas
Leonard Naujokas
Interim Controller and Chief Accounting Officer (Principal Accounting Officer)