Form 10-Q
period 2017-04-30
VOLT INFORMATION SCIENCES, INC.
filed 2017-06-09
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No ☒

As of June 2, 2017, there were 20,927,521 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

NET REVENUE	$303,005	$335,576	$616,029	$662,544
Cost of services	255,886	284,104	522,020	565,504
GROSS MARGIN	47,119	51,472	94,009	97,040
EXPENSES
Selling, administrative and other operating costs	51,171	51,128	100,061	103,751
Restructuring and severance costs	199	840	823	3,601
Impairment charge	290	—	290	—
Gain from divestitures	(3,938)	(1,663)	(3,938)	(1,663)
TOTAL EXPENSES	47,722	50,305	97,236	105,689
OPERATING INCOME (LOSS)	(603)	1,167	(3,227)	(8,649)
OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(891)	(862)	(1,749)	(1,520)
Foreign exchange gain (loss), net	184	(579)	311	(235)
Other income (expense), net	(311)	(420)	(910)	(699)
TOTAL OTHER INCOME (EXPENSE), NET	(1,018)	(1,861)	(2,348)	(2,454)
LOSS BEFORE INCOME TAXES	(1,621)	(694)	(5,575)	(11,103)
Income tax provision (benefit)	(767)	1,091	(144)	1,644
NET LOSS	$(854)	$(1,785)	$(5,431)	$(12,747)

PER SHARE DATA:
Basic:
Net loss	$(0.04)	$(0.09)	$(0.26)	$(0.61)
Weighted average number of shares	20,921	20,814	20,919	20,813
Diluted:
Net loss	$(0.04)	$(0.09)	$(0.26)	$(0.61)
Weighted average number of shares	20,921	20,814	20,919	20,813
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

NET LOSS	$(854)	$(1,785)	$(5,431)	$(12,747)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0 and $0, respectively	570	2,819	1,097	304
Unrealized loss on marketable securities, net of taxes of $0 and $0, respectively	—	(2)	—	(2)
COMPREHENSIVE INCOME (LOSS)	$(284)	$1,032	$(4,334)	$(12,445)
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	April 30, 2017	October 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,743	$6,386
Restricted cash and short-term investments	17,481	13,948
Trade accounts receivable, net of allowances of $527 and $801, respectively	190,688	193,866
Recoverable income taxes	3,281	16,979
Other current assets	11,522	11,806
Assets held for sale	694	17,580
TOTAL CURRENT ASSETS	244,409	260,565
Other assets, excluding current portion	25,534	25,767
Property, equipment and software, net	32,899	30,133
TOTAL ASSETS	$302,842	$316,465
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued compensation	$26,393	$29,147
Accounts payable	39,303	32,425
Accrued taxes other than income taxes	25,408	22,791
Accrued insurance and other	32,639	34,306
Short-term borrowings	90,000	2,050
Liabilities held for sale	332	5,760
TOTAL CURRENT LIABILITIES	214,075	126,479
Accrued insurance and other, excluding current portion	9,133	9,999
Deferred gain on sale of real estate, excluding current portion	25,135	26,108
Income taxes payable, excluding current portion	5,496	6,777
Deferred income taxes	3,137	3,137
Long-term debt	—	95,000
TOTAL LIABILITIES	256,976	267,500
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 20,927,521 and 20,917,500 shares, respectively	2,374	2,374
Paid-in capital	77,732	76,564
Retained earnings	15,345	21,000
Accumulated other comprehensive loss	(9,515)	(10,612)
Treasury stock, at cost; 2,810,482 and 2,820,503 shares, respectively	(40,070)	(40,361)
TOTAL STOCKHOLDERS' EQUITY	45,866	48,965
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$302,842	$316,465
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	April 30, 2017	May 1, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,431)	$(12,747)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,380	3,057
Provision (release) of doubtful accounts and sales allowances	54	(211)
Unrealized foreign currency exchange loss (gain)	(711)	1,325
Impairment charges	290	—
Amortization of gain on sale leaseback of property	(972)	(324)
Loss on dispositions of property, equipment and software	12	145
Gain from divestitures	(3,938)	(1,663)
Share-based compensation expense	1,242	265
Change in operating assets and liabilities:
Trade accounts receivable	3,466	21,480
Restricted cash	(3,695)	2,355
Other assets	2,673	(3,829)
Net assets held for sale	158	(95)
Accounts payable	6,666	(7,876)
Accrued expenses and other liabilities	(3,812)	2,364
Income taxes	12,417	(1,757)
Net cash provided by operating activities	11,799	2,489
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	563	876
Purchases of investments	(192)	(291)
Purchases of minority interest	—	(1,446)
Proceeds from divestitures	15,224	36,648
Proceeds from sale of property, equipment, and software	221	230
Purchases of property, equipment, and software	(6,385)	(8,464)
Net cash provided by investing activities	9,431	27,553
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(27,050)	(10,000)
Draw-down on borrowings	20,000	2,000
Repayment of long-term debt	—	(7,295)
Debt issuance costs	(726)	(445)
Proceeds from exercise of options	2	25
Withholding tax payment on vesting of restricted stock awards	(9)	(116)
Net cash used in financing activities	(7,783)	(15,831)
Effect of exchange rate changes on cash and cash equivalents	910	(1,228)
Net increase in cash and cash equivalents	14,357	12,983
Cash and cash equivalents, beginning of period	6,386	10,188
Cash and cash equivalents, end of period	$20,743	$23,171

Cash paid during the period:
Interest	$1,838	$1,662
Income taxes	$1,111	$2,473
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended April 30, 2017 and May 1, 2016
(Unaudited)

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

NOTE 2: Recently Issued Accounting Pronouncements

New Accounting Standards Not Yet Adopted by the Company

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company expects to adopt this ASU in the first quarter of fiscal 2019 and is currently assessing the impact that this ASU will have upon adoption.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets. This ASU clarifies the scope and application of Accounting Standards Codification (“ASC”) 610-20 on the sale or transfer of non-financial assets and in substance non-financial assets to non-customers, including partial sales. The amendments are effective at the same time as the new revenue standard. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company expects to adopt this ASU in the first quarter of fiscal 2019 and does not anticipate a significant impact upon adoption.
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. For public business entities that are SEC filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to adopt this ASU in the first quarter of fiscal 2020. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a significant impact on its consolidated financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is effective for the Company in our first quarter of fiscal 2020 on a modified retrospective basis. The Company has preliminarily evaluated the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements, and currently expects that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02, which will increase the Company's total assets and total liabilities that the Company reports relative to such amounts prior to adoption.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This ASU is effective for the annual period ending after December 15, 2016, with early adoption permitted. The Company will adopt this ASU in the fourth quarter of fiscal 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period. Topic 606 is effective for the Company in the first quarter of fiscal 2019. After the preliminary assessment, the Company does not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems. As the Company continues to evaluate the impacts of our pending adoption of Topic 606 in fiscal 2017, our preliminary assessments are subject to change.
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

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company's consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350). This ASU simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test.  Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The amendments in this update should be applied on a prospective basis and adopted for an entity’s annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This ASU was early adopted by the Company in the second quarter of fiscal 2017 for its annual impairment test resulting in no impact on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40):   Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This ASU was adopted by the Company in the first quarter of fiscal 2017 on a prospective basis. The Company does not currently have any projects that meet the criteria to be in scope of the internal-use software guidance and it did not have any impact on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs were adopted by the Company in the first quarter of fiscal 2017. The Company has continued to defer and present debt issuance costs as an asset and to amortize the deferred issuance costs ratably over the term of the line-of-credit arrangement resulting in no impact on its consolidated financial statements.
All other ASUs that became effective for Volt in the first half of fiscal 2017 were not applicable to the Company at this time and therefore did not have any impact during the period.

NOTE 3: Discontinued Operations
On December 1, 2014, the Company completed the sale of its Computer Systems segment to NewNet Communication Technologies, LLC (“NewNet”), a Skyview Capital, LLC, portfolio company. The proceeds of the transaction were a $10.0 million note bearing interest at one half percent (0.5 percent) per year due in four years and convertible into a capital interest of up to 20% in NewNet. The Company may convert the note at any time and is entitled to receive early repayment in the event of certain events such as a change in control of NewNet. The note was valued at $8.4 million which approximated its fair value. At April 30, 2017, the note is carried at net realizable value and the unamortized discount is $1.1 million.
The Company and NewNet are in discussions regarding the final working capital adjustment amount based on the comparison of the actual transaction date working capital amount to an expected working capital amount, along with certain minor indemnity claims. The Company does not believe the resolution will have a material impact on its financial statements or net income.

The Company may consider monetizing the note prior to maturity in either a secondary market or an early extinguishment, if NewNet agrees, at some value less than the face amount and may offset a settlement on the working capital adjustment and indemnity claims against the note. Accordingly, the Company has ceased accreting interest on the note until the matter is resolved. At this time, although there is no certainty, the Company does not believe that any associated adjustment to the value of the note would result in a material difference from its current carrying value.

NOTE 4: Assets and Liabilities Held for Sale
In October 2015, the Company's Board of Directors approved a plan to sell the Company’s information technology infrastructure services business, Maintech, Incorporated (“Maintech”). Maintech met all of the criteria to classify its assets and liabilities as held for sale in the fourth quarter of fiscal 2015. The disposal of Maintech did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and was, therefore, not classified as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations exceeded the carrying value of the net assets and no impairment charge was recorded. Maintech’s financial results were reported within the Corporate and Other category in our segment data.
On March 6, 2017, the Company completed the sale of Maintech to Maintech Holdings, LLC, a newly-formed holding company and affiliate of Oak Lane Partners, LLC (“Buyer”). Under the terms of the Stock Purchase Agreement, the Company received proceeds of $18.3 million, subject to a $0.1 million holdback and certain adjustments including a customary working capital adjustment that was finalized within 60 days of the sale. Net proceeds from the transaction amounted to $13.1 million after certain transaction-related fees, expenses and repayment of an outstanding Bank of America, N.A. (“BofA”) loan balance. The Company recognized a gain on disposal of $3.9 million from the sale transaction in the second quarter of fiscal 2017.
Concurrently with the sale, the Company entered into a Transition Services and Asset Transfer Agreement (the “Transition Services Agreement”). Given that the Buyer had not yet formed legal entities in certain international jurisdictions, the Company still holds legal title to approximately $0.4 million, net, of certain of Maintech's international assets and liabilities. Pursuant to the Transition Services Agreement, the Buyer is entitled to all of the economic benefit and burden of such international assets and liabilities commencing on the sale date, March 6, 2017, as if legal title had transferred. Following the sale, for a period of up to twelve months, both parties will work in good faith to enter into definitive documentation for the conveyance of these assets and liabilities. Also under the terms of the Transition Services Agreement, the Company will continue to provide certain accounting and operational support services to the Buyer, on a monthly fee-for-service basis for a period of up to six months post-closing.
The Company and Maintech have also executed a three-year IT as a service agreement, whereby Maintech will continue to provide helpdesk and network monitoring services to the Company, similar to the services that were provided before the transaction.
As of April 30, 2017, the Maintech assets and liabilities which have not yet legally transferred will continue to be presented as held for sale in the Condensed Consolidated Balance Sheets. The following table reconciles the major classes of assets and liabilities classified as held for sale as part of continuing operations in the Condensed Consolidated Balance Sheets (in thousands):

	April 30, 2017	October 30, 2016
Assets included as part of continuing operations
Trade accounts receivable, net	$491	$13,553
Recoverable income taxes	—	15
Other assets	191	3,339
Property, equipment and software, net	12	178
Purchased intangible assets	—	495
Total major classes of assets as part of continuing operations	$694	$17,580

Liabilities included as part of continuing operations
Accrued compensation	$—	$2,432
Accounts payable	100	921
Accrued taxes other than income taxes	—	833
Accrued insurance and other	232	1,574
Total major classes of liabilities as part of continuing operations	$332	$5,760

NOTE 5: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three and six months ended April 30, 2017 were (in thousands):

	Three Months Ended	Six Months Ended
	April 30, 2017
	Foreign Currency Translation
Accumulated other comprehensive loss at the beginning of the period	$(10,085)	$(10,612)
Other comprehensive income	570	1,097
Accumulated other comprehensive loss at April 30, 2017	$(9,515)	$(9,515)

Reclassifications from accumulated other comprehensive loss for the three and six months ended April 30, 2017 and May 1, 2016 were (in thousands):
	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Foreign currency translation
Sale of foreign subsidiaries, net of tax	$612	$—	$612	$—

Amount reclassified from accumulated other comprehensive loss for the six months ended April 30, 2017 were (in thousands):

Details about Accumulated Other Comprehensive Loss Components		Amount Reclassified	Affected Line Item in the Statement Where Net Loss is Presented
Foreign currency translation
Sale of foreign subsidiaries		$612	Foreign exchange gain (loss), net

NOTE 6: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors is generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral are classified as an operating activity, as this cash is directly related to the operations of this business. At April 30, 2017 and October 30, 2016, restricted cash included $12.3 million and $8.4 million, respectively, restricted for payment to associate vendors and $1.8 million and $1.9 million, respectively, restricted for other collateral accounts.

At April 30, 2017 and October 30, 2016, short-term investments were $3.4 million and $3.6 million, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company adjusts its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate, consistent with ASC 270, Interim Reporting, and ASC 740-270, Income Taxes – Intra Period Tax Allocation. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. The Company's future effective tax rates could be affected by earnings being different than anticipated in countries with differing statutory rates, increases in recorded valuation allowances of tax assets, or changes in tax laws.

The Company's provision (benefit) for income taxes primarily includes foreign jurisdictions and state taxes. In the second quarter of fiscal 2017, income taxes were a benefit of $0.8 million and a provision of $1.1 million in the second quarter of fiscal 2016. For the six months ended April 30, 2017, income taxes were a benefit of $0.1 million and a provision of $1.6 million for the six months ended May 1, 2016. The Company's quarterly income taxes are measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

For the quarter ended April 30, 2017, the Company recorded a net discrete tax benefit of approximately $1.3 million resulting from the resolution of uncertain tax positions upon the completion and effective settlement of the audit of the Company’s fiscal 2004 through 2010 federal income tax returns and associated state tax audits. The Company received $13.8 million of federal refunds related to the completion of the audit periods in March 2017. The Company continues to work with the IRS to resolve one remaining matter related to fiscal 2010 and anticipates to have the matter resolved within the next several quarters.

NOTE 8: Real Estate Transactions

Orange, CA
In March 2016, Volt Orangeca Real Estate Corp., an indirect wholly-owned subsidiary of the Company completed the sale of real property comprised of land and buildings with office space of approximately 191,000 square feet in Orange, California for a purchase price of $35.9 million. The sale was effected pursuant to a Purchase and Sale Agreement (the “PSA”) with, and the Company also concurrently entered into a Lease Agreement (the “Lease”) with, Glassell Grand Avenue Partners, LLC (the “Buyer”), a limited liability company formed by Hines, a real estate investment and management firm, and funds managed by Oaktree Capital Management L.P., an investment management firm. The Buyer assigned the PSA and the Lease to Glassell Acquisitions Partners LLC, an affiliate, prior to the closing.
The transaction was accounted for as a sale-leaseback transaction and as an operating lease. The initial lease term is 15 years plus renewal options for two terms of five years each based on the greater of fair market value at the time of the renewal or the base annual rent payable during the last month of the then-current term immediately preceding the extended period. The annual base rent will be $2.9 million for the first year of the initial term and increase on each adjustment date by 3.0% of the then-current annual base rent. A security deposit of $2.1 million was required for the first year of the lease term which is secured by a letter of credit under the Company's existing financing program (“the Financing Program”) with PNC Bank National Association (“PNC”), which was reduced to $1.4 million in the second quarter of fiscal 2017. The security deposit will subsequently be reduced if certain conditions are met. Accordingly, the gain on sale of $29.4 million will be deferred and recognized in proportion to the related gross rental charges to expense over the lease term.
San Diego, CA
In March 2016, Volt Opportunity Road Realty Corp., an indirect wholly-owned subsidiary of the Company, completed the sale with a private commercial real estate investor of real property comprised of land and a building with office space of approximately 19,000 square feet in San Diego, California for a purchase price of $2.2 million. The Company recognized a gain of $1.7 million from the transaction during the second quarter of fiscal 2016.

NOTE 9: Debt

In January 2017, the Company amended its $160.0 million Financing Program with PNC. Key changes to the agreement were to: (1) extend the termination date to January 31, 2018; (2) increase the minimum global liquidity covenant to $25.0 million upon the sale of Maintech in March 2017, which will increase to $35.0 million if the Company pays a dividend or repurchases shares of its stock; (3) reduce the unbilled receivables eligibility from 15% to 10% of total eligible receivables, (4) permit a $5.0 million basket for supply chain finance receivables and (5) introduce a performance covenant requiring a minimum level of Earnings Before Interest and Taxes (“EBIT”), as defined, which is measured quarterly. As Maintech was sold and the IRS refund was received in March 2017, up to $0.5 million in distributions can be made per fiscal quarter provided that available liquidity is at least $40.0 million after the distribution. All other material terms and conditions remain substantially unchanged, including interest rates. With the sale of Maintech in March 2017, the minimum liquidity requirement increased from $20.0 million to $25.0 million.

The Financing Program is secured by receivables from certain Staffing Services businesses in the United States, Europe and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary's sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of the Company's other legal entities. Borrowing capacity under the Financing Program is directly impacted by the level of accounts receivable. At April 30, 2017, the accounts receivable borrowing base was $150.1 million.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity or performance covenants, triggering of portfolio ratio limits, or other material adverse events, as defined. At April 30, 2017, the Company was in compliance with all debt covenant requirements.

The Financing Program has an accordion feature under which the facility limit can be increased up to $250.0 million subject to credit approval from PNC. Borrowings are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million sub-limit, and British Pounds Sterling, subject to a £20.0 million sub-limit. The program also includes a letter of credit sub-limit of $50.0 million and minimum borrowing requirements. As of April 30, 2017, there were no foreign currency denominated borrowings, and the letter of credit participation was $28.3 million inclusive of $26.9 million for the Company's casualty insurance program and $1.4 million for the security deposit required under the Orange facility lease agreement.
At April 30, 2017 and October 30, 2016, the Company had outstanding borrowings under the Financing Program of $90.0 million and $95.0 million, respectively, that bore a weighted average annual interest rate of 2.8% and 2.3% during the second quarter of fiscal 2017 and 2016, respectively, and 2.7% and 2.2% during the first six months of fiscal 2017 and 2016, respectively, which is inclusive of certain facility fees. At April 30, 2017, there was $31.8 million additional availability under this program, exclusive of any potential availability under the accordion feature.

In February 2016, Maintech, as borrower, entered into a $10.0 million 364-day secured revolving credit agreement with BofA. The credit agreement provided for revolving loans as well as a $0.1 million sub-line for letters of credit and is subject to borrowing base and availability restrictions and requirements. The credit agreement was secured by assets of the borrower, including accounts receivable, and the Company had guaranteed the obligations of the borrower up to $3.0 million. The credit agreement contained certain customary representations and warranties, events of default and affirmative and negative covenants, including a minimum interest requirement based on $2.0 million drawn.

The borrower could terminate the credit agreement and repay the borrowings prior to the expiration date, without premium or penalty at any time by the delivery of a notice to that effect. Borrowings were used for working capital and general corporate purposes. Interest under the credit agreement was one month LIBOR plus 2.75% on drawn amounts and a fixed rate of 0.375% on undrawn amounts.

The agreement was extended for one month in February 2017. Subsequently, all amounts outstanding under the credit agreement as of March 6, 2017 were satisfied with the proceeds from the sale of Maintech, at which time the Company's obligation as a guarantor was discharged. At October 30, 2016, the amount outstanding was $2.1 million, with $3.3 million of additional availability.

Long-term debt consists of the following (in thousands):

	April 30, 2017	October 30, 2016
Financing programs	$90,000	$97,050
Less: current portion	90,000	2,050
Total long-term debt	$—	$95,000

NOTE 10: Earnings (Loss) Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Numerator
Net loss	$(854)	$(1,785)	$(5,431)	$(12,747)
Denominator
Basic weighted average number of shares	20,921	20,814	20,919	20,813
Diluted weighted average number of shares	20,921	20,814	20,919	20,813

Net loss per share:
Basic	$(0.04)	$(0.09)	$(0.26)	$(0.61)
Diluted	$(0.04)	$(0.09)	$(0.26)	$(0.61)

Options to purchase 1,871,346 and 943,098 shares of the Company’s common stock were outstanding at April 30, 2017 and May 1, 2016, respectively. Additionally, there were 220,046 and 41,240 unvested restricted shares outstanding at April 30, 2017 and May 1, 2016, respectively. The options were not included in the computation of diluted loss per share in the three and six months of fiscal 2017 and 2016 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

NOTE 11: Restructuring and Severance Costs

The Company implemented a cost reduction plan in fiscal 2016 and incurred restructuring and severance costs primarily resulting from a reduction in workforce, facility consolidation and lease termination costs. The total costs incurred to date are approximately $6.6 million consisting of $1.2 million in North American Staffing, $0.7 million in International Staffing, $0.4 million in Technology Outsourcing Services and Solutions and $4.3 million in Corporate and Other.

The Company incurred total restructuring and severance costs of approximately $0.2 million and $0.8 million for the three months ended April 30, 2017 and May 1, 2016, respectively, and $0.8 million and $3.6 million for the six months ended April 30, 2017 and May 1, 2016, respectively. The following tables presents the restructuring and severance costs for the three and six months ended April 30, 2017 (in thousands):

	Three Months Ended April 30, 2017
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other
Severance and benefit costs	$177	$22	$—	$(16)	$171
Other	22	22	—	—	—
Total costs	$199	$44	$—	$(16)	$171

	Six Months Ended April 30, 2017
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other
Severance and benefit costs	$780	$97	$10	$37	$636
Other	43	43	—	—	—
Total costs	$823	$140	$10	$37	$636

Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Condensed Consolidated Balance Sheets. Activity for the six months ended April 30, 2017 are summarized as follows (in thousands):

April 30, 2017
Beginning balance	$1,653
Charged to expense	823
Cash payments	(1,647)
Ending balance	$829

The remaining charges as of April 30, 2017 of $0.8 million, primarily related to Corporate and Other, are expected to be paid through the second quarter of fiscal 2018.
NOTE 12: Commitments and Contingencies

Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company’s loss contingencies not discussed elsewhere consist primarily of claims and legal actions arising in the normal course of business, a majority of which generally consist of employment-related claims involving contingent workers. These matters are at varying stages of investigation, arbitration or adjudication. The Company has accrued for losses on individual matters that are both probable and reasonably estimable.
Estimates are based on currently available information and assumptions. Significant judgment is required in both the determination of probability and the determination of whether a matter is reasonably estimable. The Company’s estimates may change and actual expenses could differ in the future as additional information becomes available.

NOTE 13: Segment Data

The Company’s strategic reorganization, which began in fiscal 2015, included the exit of non-core operations and significant changes in the management structure. The Company changed its operating and reportable segments during the fourth quarter of fiscal 2016 in connection with its new business strategies, aligning with the way the Company evaluates its business performance and manages its operations. Our current reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) Technology Outsourcing Services and Solutions. The non-reportable businesses are combined and disclosed with corporate services under the category Corporate and Other. Accordingly, all prior periods have been recast to reflect the current segment presentation. The change in reportable segments did not have any impact on previously reported consolidated financial results.

Segment operating income (loss) is comprised of segment net revenue less cost of services, selling, administrative and other operating costs, impairment charges and restructuring and severance costs. The Company allocates to the segments all operating costs except for costs not directly related to the operating activities such as corporate-wide general and administrative costs. These costs are not allocated because doing so would not enhance the understanding of segment operating performance and are not used by management to measure segment performance.

Effective in the first quarter of fiscal 2017, in an effort to simplify and refine its internal reporting, the Company modified its intersegment sales structure between North American Staffing and Technology Outsourcing Services and Solutions segments. The resulting changes are as follows:

•
Intersegment revenue for North American Staffing from Technology Outsourcing Services and Solutions is now based on a set percentage of direct labor dollars for recruiting and administrative services; and

•
The direct labor costs associated with the contingent employees placed by North American Staffing on behalf of Technology, Outsourcing Services and Solutions’ customers are now directly borne by the Technology Outsourcing Services and Solutions segment instead of by North American Staffing.

To provide period over period comparability, the Company has reclassified the prior period segment data to conform to the current presentation. This change does not have any impact on the consolidated financial results for any period presented.

Financial data pertaining to the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other for the three and six months ended April 30, 2017 and May 1, 2016 are summarized in the following tables (in thousands):

	Three Months Ended April 30, 2017
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$303,005	$233,804	$30,231	$24,499	$16,033	$(1,562)
Cost of services	255,886	199,068	25,670	19,634	13,076	(1,562)
Gross margin	47,119	34,736	4,561	4,865	2,957	—

Selling, administrative and other operating costs	51,171	31,634	4,030	3,806	11,701	—
Restructuring and severance costs	199	44	—	(16)	171	—
Impairment charge	290	—	—	—	290	—
Gain from divestitures	(3,938)	—	—	—	(3,938)	—
Operating income (loss)	(603)	3,058	531	1,075	(5,267)	—
Other income (expense), net	(1,018)
Income tax benefit	(767)
Net loss	$(854)

	Three Months Ended May 1, 2016
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$335,576	$250,881	$33,250	$24,981	$29,590	$(3,126)
Cost of services	284,104	213,893	28,290	20,137	24,910	(3,126)
Gross margin	51,472	36,988	4,960	4,844	4,680	—

Selling, administrative and other operating costs	51,128	30,923	4,218	3,538	12,449	—
Restructuring and severance costs	840	34	(7)	—	813	—
Gain from divestitures	(1,663)	—	—	—	(1,663)	—
Operating income (loss)	1,167	6,031	749	1,306	(6,919)	—
Other income (expense), net	(1,861)
Income tax provision	1,091
Net loss	$(1,785)

	Six Months Ended April 30, 2017
	Total	North American Staffing		International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$616,029	$465,669		$60,581	$50,170	$42,329	$(2,720)
Cost of services	522,020	397,910		51,327	40,408	35,095	(2,720)
Gross margin	94,009	67,759		9,254	9,762	7,234	—

Selling, administrative and other operating costs	100,061	61,733		8,071	7,064	23,193	—
Restructuring and severance costs	823	140		10	37	636	—
Impairment charge	290	—	—	—	—	290	—
Gain from divestitures	(3,938)	—		—	—	(3,938)	—
Operating income (loss)	(3,227)	5,886		1,173	2,661	(12,947)	—
Other income (expense), net	(2,348)
Income tax benefit	(144)
Net loss	$(5,431)

	Six Months Ended May 1, 2016
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$662,544	$489,456	$67,201	$52,195	$59,995	$(6,303)
Cost of services	565,504	421,333	57,461	41,763	51,250	(6,303)
Gross margin	97,040	68,123	9,740	10,432	8,745	—

Selling, administrative and other operating costs	103,751	61,661	8,565	6,904	26,621	—
Restructuring and severance costs	3,601	592	470	225	2,314	—
Gain from divestitures	(1,663)	—	—	—	(1,663)	—
Operating income (loss)	(8,649)	5,870	705	3,303	(18,527)	—
Other income (expense), net	(2,454)
Income tax provision	1,644
Net loss	$(12,747)

(1) Revenues are primarily derived from managed service programs and information technology infrastructure services.
(2) The majority of intersegment sales results from North American Staffing providing resources to Technology Outsourcing Services and Solutions.

NOTE 14: Subsequent Events

Effective immediately, Jorge Perez has resigned as President of Volt Workforce Solutions. The Company has commenced a search for his permanent replacement. Michael Dean, President and CEO, will be assuming this role on an interim basis.

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

Special items generally include impairment, restructuring and severance costs, as well as certain income or expenses not indicative of our current or future period performance. In addition, as a result of our Company's strategic reorganization, which included changes to executive management and the Board of Directors, as well as the ongoing execution of new strategic initiatives, certain charges were identified as “special items” which were not historically common operational expenditures for us. Such charges included professional search fees, certain board compensation and other professional service fees. While we believe that the inclusion of these charges as special items is useful in the evaluation of our results compared to prior periods, we do not anticipate that these items will be included in our Non-GAAP measures in the future.

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

We report our segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, Segment Reporting. The financial information presented below for the second quarter and first six months of fiscal 2016 has been restated as required to reflect our new segment structure as if the structure were in place during that period. There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our segment structure. See Note 13, “Segment Data” for further information.

Goodwill

We perform our annual impairment test for goodwill during the second quarter of the fiscal year and when a triggering event occurs between annual impairment tests. When testing goodwill, the Company has the option to first assess qualitative factors for reporting units that carry goodwill. International Staffing is the only segment which carries goodwill. The qualitative assessment includes assessing the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. These events and circumstances include macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. We may also consider recent valuations of the reporting unit, including the magnitude of the difference between the most recent fair value estimate and the carrying value, as well as both positive and adverse events and circumstances, and the extent to which each of the events and circumstances identified may affect the comparison of a reporting unit’s fair value with its carrying value.  If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

When a qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a one-step approach (“Step 1”) as we have early adopted Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. In conducting our goodwill impairment testing, we compare the fair value of the reporting unit with goodwill to the carrying value, using various valuation techniques including income (discounted cash flow) and market approaches. The Company believes the blended use of both models compensates for the inherent risk associated with either model if used on a standalone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation.

For the fiscal 2017 test performed in the second quarter, the Company elected to bypass the qualitative assessment and prepared a Step 1 analysis. Our Step 1 analysis used significant assumptions including expected revenue and expense growth rates, forecasted capital expenditures, working capital levels and a discount rate of 13%. Under the market-based approach significant assumptions included relevant comparable company earnings multiples including the determination of whether a premium or discount should be applied to those comparables. During the second quarter of fiscal 2017, it was determined that no adjustment to the carrying value of goodwill of $5.4 million was required as our Step 1 analysis resulted in the fair value of the reporting unit exceeding its carrying value.

Overview

We are a global provider of staffing services (traditional time and materials-based as well as project-based), and information technology infrastructure services through the date of the sale of Maintech, Incorporated (“Maintech”) in March 2017. Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily administrative and light industrial (“commercial”) as well as technical, information technology and engineering (“professional”) positions. Our technology outsourcing services assist with individual customer assignments, as well as customer care call centers and gaming industry quality assurance testing services. Our managed service programs (“MSP”) consist of managing the procurement and on-boarding of contingent workers from multiple providers. Our information technology infrastructure services provided server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations.

As of April 30, 2017, we employed approximately 23,000 people, including 21,300 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate in approximately 100 locations worldwide with approximately 86% of our revenues generated in the United States. Our principal international markets include Canada, Europe and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

Recent Developments

During the second fiscal quarter ended April 30, 2017, we completed the first phase of the upgrade of our enterprise resource planning (“ERP”) system as well as implemented a new Applicant Tracking System (“ATS”). Through our strategy of improving efficiency in all aspects of our operations, we believe we will realize organic growth opportunities, reduce costs, increase profitability and ultimately improve our overall control environment.
In March 2017, the Company completed the sale of Maintech to Maintech Holdings, LLC, a newly-formed holding company and affiliate of Oak Lane Partners, LLC (“Buyer”). Under the terms of the Stock Purchase Agreement, the Company received proceeds of $18.3 million, subject to a $0.1 million holdback and certain adjustments including a customary working capital adjustment that was finalized within 60 days of the sale. Net proceeds from the transaction amounted to $13.1 million after certain transaction related fees, expenses and repayment of an outstanding Bank of America, N.A. (“BofA”) loan balance. The Company recognized a gain on disposal of $3.9 million from the sale transaction in the second quarter of fiscal 2017.
In March 2017, the Company received $13.8 million of federal refunds related to the completion of open audits. The Company continues to work with the Internal Revenue Service (“IRS”) to resolve one remaining matter related to fiscal 2010 and anticipates to have the matter resolved within the next several quarters.

Consolidated Results by Segment

	Three Months Ended April 30, 2017
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$303,005	$233,804	$30,231	$24,499	$16,033	$(1,562)
Cost of services	255,886	199,068	25,670	19,634	13,076	(1,562)
Gross margin	47,119	34,736	4,561	4,865	2,957	—

Selling, administrative and other operating costs	51,171	31,634	4,030	3,806	11,701	—
Restructuring and severance costs	199	44	—	(16)	171	—
Impairment charge	290	—	—	—	290	—
Gain from divestitures	(3,938)	—	—	—	(3,938)	—
Operating income (loss)	(603)	3,058	531	1,075	(5,267)	—
Other income (expense), net	(1,018)
Income tax benefit	(767)
Net income (loss)	$(854)

	Three Months Ended May 1, 2016
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$335,576	$250,881	$33,250	$24,981	$29,590	$(3,126)
Cost of services	284,104	213,893	28,290	20,137	24,910	(3,126)
Gross margin	51,472	36,988	4,960	4,844	4,680	—

Selling, administrative and other operating costs	51,128	30,923	4,218	3,538	12,449	—
Restructuring and severance costs	840	34	(7)	—	813	—
Gain from divestitures	(1,663)	—	—	—	(1,663)	—
Operating income (loss)	1,167	6,031	749	1,306	(6,919)	—
Other income (expense), net	(1,861)
Income tax provision	1,091
Net loss	$(1,785)

(1) Revenues are primarily derived from managed service programs and information technology infrastructure services.
(2) The majority of intersegment sales results from North American Staffing providing resources to Technology Outsourcing Services and Solutions.

Results of Operations by Segment (Q2 2017 vs. Q2 2016)
Net Revenue
Net revenue in the second quarter of fiscal 2017 decreased $32.6 million, or 9.7%, to $303.0 million from $335.6 million in the second quarter of fiscal 2016. The revenue decline was driven by decreases in our North American Staffing segment of $17.1 million, a decrease from the sale of Maintech of $11.8 million, the impact of foreign exchange rate fluctuations of $3.3 million in our International Staffing segment and a decrease in our Technology Outsourcing Services and Solutions segment of $0.5 million.
North American Staffing segment revenue decline was primarily driven by a $12.6 million decrease in contract revenue and $4.2 million in subcontractor revenue. The segment experienced lower demand from customers in our professional job families, largely associated with the aerospace industry, coupled with softened growth in our commercial job families. However, our year-over-year decrease in revenue has declined from 7.9% in the second quarter of fiscal 2016 to 6.8% in the second quarter of fiscal 2017.
International Staffing segment revenue decreased $3.0 million driven by the impact of foreign exchange rate fluctuations of $3.3 million. On a constant currency basis, International Staffing revenue increased year-over-year by $0.3 million or 0.9%.

Technology Outsourcing Services and Solutions segment revenue decreased $0.5 million, or 1.9%, primarily due to lower volume in our quality assurance services, partially offset by an increase in the customer care services.
Corporate and Other category revenue decrease of $13.6 million was primarily attributable to an $11.8 million decline as a result of the sale of Maintech in March 2017 and a $1.6 million decline in our North American MSP business due to lower volume as well as contracts that were not renewed in the latter half of fiscal 2016.
Cost of Services and Gross Margin
Cost of services in the second quarter of fiscal 2017 decreased $28.2 million, or 9.9%, to $255.9 million from $284.1 million in the second quarter of fiscal 2016. This decrease was primarily the result of fewer staff on assignment, consistent with the related decrease in revenues in all segments as well as a decrease in Corporate and Other due to the sale of Maintech in March 2017. Gross margin as a percent of revenue in the second quarter of fiscal 2017 increased to 15.6% from 15.3% in the second quarter of fiscal 2016. The increase in gross margin percent was primarily due to the sale of non-core businesses in fiscal 2017 and 2016. Excluding these businesses, gross margin increased slightly to 15.6% from 15.5%.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the second quarter of fiscal 2017 increased $0.1 million, or less than 1%, to $51.2 million from $51.1 million in the second quarter of fiscal 2016. This was primarily due to the sale of Maintech offset by higher depreciation and front-office expenses related to completion of the first phase of the upgrade of our back-office financial suite and information technology tools. In addition, corporate executive search and consulting fees were higher in the second quarter of fiscal 2016 as a result of corporate-wide initiatives linked to our strategic initiatives. As a percent of revenue, these costs were 16.9% and 15.2% in the second quarter of fiscal 2017 and 2016, respectively.
Restructuring and Severance Costs
The Company implemented a cost reduction plan in the first quarter of fiscal 2016, and incurred restructuring and severance costs of $0.2 million and $0.8 million in the second quarter of fiscal 2017 and 2016, respectively, primarily resulting from a reduction in workforce.
Impairment Charge
The Company determined that a previously purchased software module will not be used as part of the new back-office financial suite, which resulted in an impairment charge of $0.3 million in the second quarter of fiscal 2017.
Gain from Divestitures
In the second quarter of fiscal 2017, we completed the sale of Maintech to Maintech Holdings LLC, a newly formed holding company and affiliate of Oak Lane Partners, LLC and recognized a gain on the sale of $3.9 million.
In the second quarter of fiscal 2016, Volt Opportunity Road Realty Corp., an indirect wholly-owned subsidiary of Volt sold real property comprised of land and a building in San Diego, California. There was no mortgage on the property and the gain recorded on the sale was $1.7 million.
Other Income (Expense), net
Other expense in the second quarter of fiscal 2017 decreased $0.9 million, or 45.3%, to $1.0 million from $1.9 million in the second quarter of fiscal 2016, primarily related to foreign exchange gains and losses on intercompany balances.
Income Tax Provision (Benefit)
Income taxes amounted to a benefit of $0.8 million in the second quarter of fiscal 2017 and a provision of $1.1 million in the second quarter of fiscal 2016. The benefit in the second quarter of fiscal 2017 relates to favorable IRS audit results and the release of uncertain tax positions related to the closure of the IRS audit and associated state audits. The provision in the second quarter of fiscal 2016 primarily related to locations outside of the United States.

Consolidated Results by Segment

	Six Months Ended April 30, 2017
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$616,029	$465,669	$60,581	$50,170	$42,329	$(2,720)
Cost of services	522,020	397,910	51,327	40,408	35,095	(2,720)
Gross margin	94,009	67,759	9,254	9,762	7,234	—

Selling, administrative and other operating costs	100,061	61,733	8,071	7,064	23,193	—
Restructuring and severance costs	823	140	10	37	636	—
Impairment charge	290	—	—	—	290	—
Gain from divestitures	(3,938)	—	—	—	(3,938)	—
Operating income (loss)	(3,227)	5,886	1,173	2,661	(12,947)	—
Other income (expense), net	(2,348)
Income tax benefit	(144)
Net loss	$(5,431)

	Six Months Ended May 1, 2016
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$662,544	$489,456	$67,201	$52,195	$59,995	$(6,303)
Cost of services	565,504	421,333	57,461	41,763	51,250	(6,303)
Gross margin	97,040	68,123	9,740	10,432	8,745	—

Selling, administrative and other operating costs	103,751	61,661	8,565	6,904	26,621	—
Restructuring and severance costs	3,601	592	470	225	2,314	—
Gain from divestitures	(1,663)	—	—	—	(1,663)	—
Operating income (loss)	(8,649)	5,870	705	3,303	(18,527)	—
Other income (expense), net	(2,454)
Income tax provision	1,644
Net loss	$(12,747)

(1) Revenues are primarily derived from managed service programs and information technology infrastructure services.
(2) The majority of intersegment sales results from North American Staffing providing resources to Technology Outsourcing Services and Solutions.

Results of Operations by Segment (Q2 2017 YTD vs. Q2 2016 YTD)
Net Revenue
Net revenue in the first six months of fiscal 2017 decreased $46.5 million, or 7.0%, to $616.0 million from $662.5 million in the first six months of fiscal 2016. The revenue decline was driven by decreases in our North American Staffing segment of $23.8 million, a decrease from the sale of Maintech of $13.1 million, the impact of foreign exchange rate fluctuations of $8.1 million and a decrease in our Technology Outsourcing Services and Solutions segment of $2.0 million.
North American Staffing segment revenue decline was primarily driven by a $13.7 million decrease in contract revenue and $9.7 million in subcontractor revenue. The segment experienced lower demand from customers in our professional job families, largely associated with the aerospace industry, coupled with softened growth in our commercial job families. However, our year-over-year decrease in revenue has declined from 9.9% in the first six months of fiscal 2016 to 4.9% in the first six months of fiscal 2017.
International Staffing segment revenue decreased $6.6 million driven by the impact of foreign exchange rate fluctuations of $8.1 million, as well as the impact of countries we no longer have operations in of $0.9 million. On a constant currency basis and excluding the impact of countries we no longer have operations in, International Staffing revenue increased year-over-year by $2.4 million, or 4.1%, primarily from increased volume in Belgium and Singapore.
The Technology Outsourcing Services and Solutions segment revenue decreased $2.0 million, or 3.9%, primarily due to lower volume in our quality assurance services, partially offset by an increase in our customer care services.
The Corporate and Other category revenue decrease of $17.7 million was primarily attributable to a $13.1 million decline as a result of the sale of Maintech in March 2017 and a $3.4 million decline in our North American MSP business due to lower volume as well as contracts that were not renewed in the latter half of fiscal 2016.
Cost of Services and Gross Margin
Cost of services in the first six months of fiscal 2017 decreased $43.5 million, or 7.7%, to $522.0 million from $565.5 million in the first six months of fiscal 2016. This decrease was primarily the result of fewer staff on assignment, consistent with the related decrease in revenues in all segments as well as a decrease in Corporate and Other due to the sale of Maintech in March 2017. Gross margin as a percent of revenue in the first six months of fiscal 2017 increased to 15.3% from 14.6% in the first six months of fiscal 2016. The increase in gross margin percent was in part due to the sale of non-core businesses in fiscal 2017 and 2016. Excluding these businesses, gross margin in the first six months of fiscal 2017 increased to 15.3% from 14.9% in the first six months of fiscal 2016. The increase in gross margin was primarily in our North American Staffing segment due in part to favorable workers' compensation insurance experience and the reduction in lower margin subcontractor revenue.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first six months of fiscal 2017 decreased $3.7 million, or 3.6%, to $100.1 million from $103.8 million in the first six months of fiscal 2016. This was primarily due to the sale of Maintech offset by higher depreciation and front office expenses related to completion of the first phase of the upgrade of our back-office financial suite and information technology tools. In addition, corporate executive search and consulting fees were higher in the second quarter of fiscal 2016 as a result of corporate-wide activities linked to our strategic initiatives. As a percent of revenue, these costs were 16.2% and 15.7% in fiscal 2017 and 2016, respectively.
Restructuring and Severance Costs
The Company implemented a cost reduction plan in the first quarter of fiscal 2016, and incurred restructuring and severance costs of $0.8 million and $3.6 million in the first six months of fiscal 2017 and 2016, respectively, primarily resulting from a reduction in workforce.
Impairment Charge
The Company determined that a previously purchased software module will not be used as part of the new back-office financial suite, which resulted in an impairment charge of $0.3 million in the first six months of fiscal 2017.
Gain from Divestitures
In the second quarter of fiscal 2017, we completed the sale of Maintech to Maintech Holdings LLC, a newly formed holding company and affiliate of Oak Lane Partners, LLC and recognized a gain on the sale of $3.9 million.
In the second quarter of fiscal 2016, Volt Opportunity Road Realty Corp., an indirect wholly-owned subsidiary of Volt, sold real property comprised of land and a building in San Diego, California during the second quarter of 2016. There was no mortgage on the property and the gain recorded on the sale during the first six months of fiscal 2016 was $1.7 million.
Other Income (Expense), net
Other expense in the first six months of fiscal 2017 decreased $0.2 million, or 4.3%, to $2.3 million from $2.5 million in the first six months of fiscal 2016, primarily related to foreign exchange gains and losses on intercompany balances partially offset by increased interest expense.
Income Tax Provision (Benefit)
Income tax amounted to a benefit of $0.1 million in the first six months of fiscal 2017 and a provision of $1.6 million in the first six months of fiscal 2016. The benefit in the first six months of fiscal 2017 relates to favorable IRS audit results and the release of uncertain tax positions related to the closure of the IRS audit and associated state audits. The provision in the first six months of fiscal 2016 primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from our financing program (“the Financing Program”) with PNC Bank, National Association (“PNC”). Borrowing capacity under this program is directly impacted by the level of accounts receivable which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 30 - 45 day credit terms, with few extenuating exceptions, while our payroll and certain taxes are paid weekly.

We manage our cash flow and related liquidity on a global basis. We fund payroll, taxes and other working capital requirements using cash supplemented as needed from short-term borrowings. Our weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $20.0 million. We generally target minimum global liquidity to be 1.5 to 2.0 times our average weekly requirements. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements. In February 2016, Maintech entered into a $10.0 million short-term credit facility with Bank of America, N.A. (“BofA”), which supplemented our existing Financing Program and provided additional liquidity for working capital and general corporate purposes. This agreement was extended for one month in February 2017 and was subsequently satisfied with the proceeds from the sale of Maintech. We believe our cash flow from operations and planned liquidity will be sufficient to meet our cash needs for the next twelve months.

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

Recent Initiatives to Improve Operating Income, Cash Flows and Liquidity

We continue to make progress on several initiatives undertaken to enhance our liquidity position and shareholder value. On March 6, 2017, we completed the sale of Maintech, our information technology infrastructure business, to Maintech Holdings, LLC, a newly-formed holding company and affiliate of Oak Lane Partners, LLC. Under the terms of the agreement, we received proceeds of $18.3 million, subject to certain adjustments including a customary working capital adjustment that was finalized within 60 days of the sale. Net proceeds from the transaction amounted to $13.1 million after certain transaction related fees and expenses and repayment of loan balances. Due to the sale of Maintech, our minimum liquidity requirement under our current Financing Program has increased from $20.0 million to $25.0 million.

On February 8, 2017, the IRS approved the federal portion of the IRS refund from the filing of our amended tax returns for our fiscal years 2004 through 2010. In March 2017, we received $13.8 million. The remaining receivable of approximately $3.3 million, primarily relating to state refunds which are being applied for as a result of the IRS audit conclusion are expected to be received within the next several quarters.

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

We remain committed to delivering superior client service at a reasonable cost. In an effort to reduce our future operating costs, we continue to invest in updates to our business processes, back-office financial suite and information technology tools that are critical to our success and offer more functionality at a lower cost. The first phase of the project was completed in March 2017 in which approximately $16.0 million in implementation costs were capitalized. These costs, along with the related license and recurring subscription fees will be amortized over either the estimated useful life of the asset or expensed ratably over the term of the contract based on the nature of the fees. We expect that these activities will reduce our costs of services through either the consolidation and/or elimination of certain systems and processes along with other reductions in discretionary spending. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability.
In fiscal 2016, we implemented a cost reduction plan as part of our overall initiative to become more efficient, competitive and profitable. We incurred restructuring and severance costs of $5.5 million, excluding Maintech, primarily resulting from a reduction in workforce, facility consolidation and lease termination costs. These actions taken, in fiscal 2016 and in the first half of fiscal 2017, will result in net annualized labor savings of approximately $13.0 million. Consistent with our ongoing strategic efforts, cost savings will be used to strengthen our operations.

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

We are subject to certain covenants under our Financing Program, including a minimum liquidity threshold and minimum Earnings Before Interest and Taxes (EBIT) as defined. The minimum liquidity threshold is a weekly test whereby we must maintain a minimum liquidity of $25.0 million comprised of the sum of availability under our Financing Program and unrestricted global cash.

Our Financing Program is subject to termination under certain events of default such as breach of covenants, including the aforementioned liquidity and EBIT covenants. At April 30, 2017, we were in compliance with all debt covenants and we believe we will continue to be able to meet the liquidity and EBIT covenants. In the event we are not on track to meet our operating and liquidity forecasts during fiscal 2017, we believe we can take steps to preserve liquidity and reduce operating costs to ensure compliance with the Financing Program's covenants. Such steps would include the delay or reduction of capital and working capital investments and/or further reductions in operating expenses.

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

As the Financing Program expires on January 31, 2018, we have initiated the process to extend or pursue longer term financing.

The following table sets forth our cash and liquidity available levels at the end of our last five quarters and our most recent week ended (in thousands):

Global Liquidity
	May 1, 2016	July 31, 2016	October 30, 2016	January 29, 2017	April 30, 2017	June 2, 2017 (c)
Cash and cash equivalents (a)	$23,171	$12,886	$6,386	$19,018	$20,743

Cash in banks (b)	$29,626	$16,918	$11,248	$24,805	$24,080	$16,785
Financing Program - PNC	26,053	28,986	33,986	16,445	31,837	31,557
Short-Term Credit Facility - BofA	3,105	3,359	3,291	2,709	—	—
Available liquidity	$58,784	$49,263	$48,525	$43,959	$55,917	$48,342

(a) Per financial statements.
(b) Amount generally includes outstanding checks.
(c) Decrease in available liquidity at June 2, 2017 is primarily due to the timing of quarterly tax payments. At June 3, 2016, available liquidity was $50.0 million.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Six Months Ended
	April 30, 2017	May 1, 2016
Net cash provided by operating activities	$11,799	$2,489
Net cash provided by investing activities	9,431	27,553
Net cash used in financing activities	(7,783)	(15,831)
Effect of exchange rate changes on cash and cash equivalents	910	(1,228)
Net increase in cash and cash equivalents	$14,357	$12,983

Cash Flows - Operating Activities

The net cash provided by operating activities in the six months ended April 30, 2017 was $11.8 million, an increase of $9.3 million from the same period in 2016. This increase resulted primarily from the receipt of the IRS refund and a decrease in net loss, offset by gains from divestitures and a decrease in cash provided by operating assets and liabilities, primarily from accounts receivable offset by accounts payable.

Cash Flows - Investing Activities

The net cash provided by investing activities in the six months ended April 30, 2017 was $9.4 million, principally from proceeds from the sale of Maintech of $15.2 million partially offset by purchases of property, equipment and software of $6.4 million relating to our investment in updating our business processes, back-office financial suite and information technology tools. The net cash provided by investing activities in the six months ended May 1, 2016 was $27.6 million, principally from the sale of real estate of $36.6 million, partially offset by the purchase of property, equipment and software of $8.5 million relating to our investment in updating our business processes, back-office financial suite and information technology tools.

Cash Flows - Financing Activities

The net cash used in financing activities in the six months ended April 30, 2017 was $7.8 million mainly for the net repayment of borrowings of $7.1 million. The net cash used in financing activities in the six months ended May 1, 2016 was $15.8 million, principally from the net repayment of borrowings of $8.0 million and the repayment of long-term debt of $7.3 million in connection with the sale-leaseback of our Orange, California facility.

Availability of Credit

At April 30, 2017 and October 30, 2016, our Financing Program provided for borrowing and issuance of letters of credit of up to an aggregate of $160.0 million. We have the ability to increase the limit up to $250.0 million subject to credit approval from PNC. At April 30, 2017 and October 30, 2016, we had outstanding borrowings of $90.0 million and $95.0 million, respectively, under the Financing Program that bore a weighted average annual interest rate of 2.7% and 2.2%, respectively, inclusive of certain facility and program fees. Borrowing availability under this program was $31.8 million at April 30, 2017.

In February 2016, Maintech entered into a $10.0 million 364-day short-term revolving credit facility with Bank of America, N.A., as lender. In March 2017, the facility was repaid with proceeds from the sale of Maintech.
Financing Program

In January 2017, we amended our Financing Program with PNC. Key changes to the agreement were to: (1) extend the termination date to January 31, 2018; (2) increase the minimum global liquidity to $25.0 million upon the sale of Maintech in March 2017, and then will increase to $35.0 million if we pay a dividend or repurchases shares of our stock; (3) reduce the unbilled receivables eligibility from 15% to 10% of total eligible receivables, (4) permit a $5.0 million basket for supply chain finance receivables and (5) introduce a performance covenant requiring a minimum level of EBIT, as defined, which is measured quarterly. Up to $0.5 million in distributions can be made per fiscal quarter provided that available liquidity is at least $40.0 million after the distribution. All other material terms and conditions remain substantially unchanged, including interest rates.

The Financing Program is secured by receivables from certain Staffing Services businesses in the United States, Europe and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary's sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of the Company's other legal entities. Borrowing capacity under the Financing Program is directly impacted by the level of accounts receivable. At April 30, 2017, the accounts receivable borrowing base was $150.1 million.

Borrowings under the Financing Program are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined in the Financing Program. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million sub-limit, and British Pounds Sterling, subject to a £20.0 million sub-limit. The program also includes a letter of credit sub-limit of $50.0 million and minimum borrowing requirements. As of April 30, 2017, there were no foreign currency denominated borrowings, and the letter of credit participation was $28.3 million inclusive of $26.9 million for the Company's casualty insurance program and $1.4 million for the security deposit required under the Orange facility lease agreement.

In addition to customary representations, warranties and affirmative and negative covenants, the Financing Program is subject to termination under certain events of default including change of control, failure to pay principal or interest, breach of liquidity or performance covenants, triggering of portfolio ratio limits, or other material adverse events as defined. At April 30, 2017, the Company was in compliance with all debt covenant requirements.

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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At April 30, 2017, we had cash and cash equivalents on which interest income is earned at variable rates. At April 30, 2017, we had a $160.0 million accounts receivable securitization program, which can be increased up to $250.0 million subject to credit approval from PNC, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest income (expense) and other income (expense) are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.6 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.8 million in the second quarter of fiscal 2017.

Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar strengthened relative to many foreign currencies as of April 30, 2017 compared to October 30, 2016. Consequently, stockholders’ equity increased by $1.1 million as a result of the foreign currency translation as of April 30, 2017.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of April 30, 2017 would result in an approximate $2.0 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of April 30, 2017 would result in an approximate $2.0 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.
Equity Risk
Our investments are exposed to market risk as it relates to changes in the market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At April 30, 2017, the total market value of these investments was $3.4 million.

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
During the quarter ended April 30, 2017, we completed the first phase of our upgrade of our enterprise resource planning (“ERP”) system as well as implemented a new Applicant Tracking System ("ATS”). The Company reviewed the impact of the new systems on its internal control over financial reporting and where appropriate, has made changes to these controls to address related system changes. The Company believes that the internal control changes ultimately resulting from the new system implementations will improve the overall control environment. There were no other changes in the Company’s internal control over financial reporting which occurred during the fiscal quarter ended April 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.2
Amended and Restated Employment Agreement by and between the Company and Jerome Shaw, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2017; File No. 001-09232)

10.3
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

VOLT INFORMATION SCIENCES, INC.

Date: June 9, 2017	By:	/s/ Michael Dean
Michael Dean
President and Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2017	By:	/s/ Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 9, 2017	By:	/s/ Leonard Naujokas
Leonard Naujokas
Interim Controller and Chief Accounting Officer (Principal Accounting Officer)