Form 10-Q
period 2017-07-30
VOLT INFORMATION SCIENCES, INC.
filed 2017-09-08
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2017

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

As of September 1, 2017, there were 21,009,951 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

NET REVENUE	$289,924	$330,625	$905,953	$993,169
Cost of services	244,205	282,098	766,225	847,602
GROSS MARGIN	45,719	48,527	139,728	145,567
EXPENSES
Selling, administrative and other operating costs	46,931	49,543	146,992	153,294
Restructuring and severance costs	249	970	1,072	4,571
Impairment charge	—	—	290	—
Gain from divestitures	—	—	(3,938)	(1,663)
TOTAL EXPENSES	47,180	50,513	144,416	156,202
OPERATING LOSS	(1,461)	(1,986)	(4,688)	(10,635)
OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(976)	(826)	(2,725)	(2,346)
Foreign exchange gain (loss), net	(1,730)	(1,003)	(1,419)	(1,238)
Other income (expense), net	(277)	(402)	(1,187)	(1,101)
TOTAL OTHER INCOME (EXPENSE), NET	(2,983)	(2,231)	(5,331)	(4,685)
LOSS BEFORE INCOME TAXES	(4,444)	(4,217)	(10,019)	(15,320)
Income tax provision	1,074	393	930	2,037
NET LOSS	$(5,518)	$(4,610)	$(10,949)	$(17,357)

PER SHARE DATA:
Basic:
Net loss	$(0.26)	$(0.22)	$(0.52)	$(0.83)
Weighted average number of shares	20,963	20,846	20,934	20,824
Diluted:
Net loss	$(0.26)	$(0.22)	$(0.52)	$(0.83)
Weighted average number of shares	20,963	20,846	20,934	20,824
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

NET LOSS	$(5,518)	$(4,610)	$(10,949)	$(17,357)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0 and $0, respectively	3,625	(1,437)	4,722	(1,133)
Unrealized gain on marketable securities, net of taxes of $0 and $0, respectively	—	25	—	23
COMPREHENSIVE LOSS	$(1,893)	$(6,022)	$(6,227)	$(18,467)
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	July 30, 2017	October 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,357	$6,386
Restricted cash and short-term investments	20,850	13,948
Trade accounts receivable, net of allowances of $881 and $801, respectively	195,893	193,866
Recoverable income taxes	3,498	16,979
Other current assets	11,636	11,806
Assets held for sale	698	17,580
TOTAL CURRENT ASSETS	248,932	260,565
Other assets, excluding current portion	26,638	25,767
Property, equipment and software, net	31,914	30,133
TOTAL ASSETS	$307,484	$316,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$27,088	$29,147
Accounts payable	40,726	32,425
Accrued taxes other than income taxes	21,830	22,791
Accrued insurance and other	29,095	34,306
Short-term borrowings	100,000	2,050
Liabilities held for sale	346	5,760
TOTAL CURRENT LIABILITIES	219,085	126,479
Accrued insurance and other, excluding current portion	10,467	9,999
Deferred gain on sale of real estate, excluding current portion	24,650	26,108
Income taxes payable, excluding current portion	5,500	6,777
Deferred income taxes	3,137	3,137
Long-term debt	—	95,000
TOTAL LIABILITIES	262,839	267,500
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 21,008,964 and 20,917,500 shares, respectively	2,374	2,374
Paid-in capital	78,044	76,564
Retained earnings	8,067	21,000
Accumulated other comprehensive loss	(5,890)	(10,612)
Treasury stock, at cost; 2,729,039 and 2,820,503 shares, respectively	(37,950)	(40,361)
TOTAL STOCKHOLDERS’ EQUITY	44,645	48,965
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$307,484	$316,465
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	July 30, 2017	July 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,949)	$(17,357)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,618	4,541
Provision (release) of doubtful accounts and sales allowances	573	(240)
Unrealized foreign currency exchange loss	1,130	1,617
Impairment charges	290	—
Amortization of gain on sale leaseback of property	(1,459)	(810)
Loss on dispositions of property, equipment and software	12	147
Gain from divestitures	(3,938)	(1,663)
Share-based compensation expense	2,111	1,020
Change in operating assets and liabilities:
Trade accounts receivable	(2,199)	19,756
Restricted cash	(7,072)	(2,426)
Other assets	1,470	(2,304)
Net assets held for sale	158	1,258
Accounts payable	8,038	(4,082)
Accrued expenses and other liabilities	(9,025)	1,409
Income taxes	12,204	(2,181)
Net cash used in operating activities	(3,038)	(1,315)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	716	1,230
Purchases of investments	(231)	(340)
Purchases of minority interest	—	(1,446)
Proceeds from divestitures	15,224	36,648
Proceeds from sale of property, equipment, and software	297	147
Purchases of property, equipment, and software	(7,753)	(13,632)
Net cash provided by investing activities	8,253	22,607
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(27,050)	(10,000)
Draw-down on borrowings	30,000	2,000
Repayment of long-term debt	—	(7,295)
Debt issuance costs	(751)	(669)
Proceeds from exercise of options	2	24
Withholding tax payment on vesting of restricted stock awards	(46)	(116)
Net cash provided by (used in) financing activities	2,155	(16,056)
Effect of exchange rate changes on cash and cash equivalents	2,601	(2,538)
Net increase in cash and cash equivalents	9,971	2,698
Cash and cash equivalents, beginning of period	6,386	10,188
Cash and cash equivalents, end of period	$16,357	$12,886

Cash paid during the period:
Interest	$2,815	$2,436
Income taxes	$2,256	$3,727
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended July 30, 2017 and July 31, 2016
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. (“Volt” or the “Company”) have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended October 30, 2016. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, are based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended October 30, 2016.
Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation.

NOTE 2: Recently Issued Accounting Pronouncements

New Accounting Standards Not Yet Adopted by the Company

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments are effective for annual periods beginning after December 15, 2017, which for the Company will be the first quarter of fiscal 2019. The Company is currently assessing the impact that this ASU will have upon adoption.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets. This ASU clarifies the scope and application of Accounting Standards Codification (“ASC”) 610-20 on the sale or transfer of non-financial assets and in substance non-financial assets to non-customers, including partial sales. The amendments are effective for annual reporting periods beginning after December 15, 2017, which for the Company will be the first quarter of fiscal 2019. The Company does not anticipate a significant impact upon adoption.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. The amendments provide guidance on eight specific cash flow classification issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, corporate and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments are effective for fiscal years beginning after December 15, 2017, which for the Company will be the first quarter of fiscal 2019. The Company does not anticipate a significant impact upon adoption.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The amendments are effective for fiscal years beginning after December 15, 2019, which for the Company will be the first quarter of fiscal 2021. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a significant impact on its consolidated financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, which for the Company will be the first quarter of fiscal 2018. The Company does not anticipate a significant impact upon adoption.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The amendments are effective for fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of fiscal 2020. The Company has preliminarily evaluated the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements on a modified retrospective basis, and currently expects that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption, which will increase the Company’s total assets and total liabilities that the Company reports relative to such amounts prior to adoption.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. The ASU is effective for the annual period ending after December 15, 2016, which for the Company will be the fourth quarter of fiscal 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The FASB issued subsequent amendments to improve and clarify the implementation guidance of Topic 606. This standard is effective for annual reporting periods beginning after December 15, 2017, which for the Company will be the first quarter of fiscal 2019. After the preliminary assessment, the Company does not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems. As the Company continues to evaluate the impacts of our pending adoption of Topic 606 in fiscal 2017, our preliminary assessments are subject to change.
Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350). This ASU simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test.  Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. This ASU was early adopted by the Company on a prospective basis in the second quarter of fiscal 2017 for its annual impairment test resulting in no impact on its consolidated financial statements. It was determined that no adjustment to the carrying value of goodwill of $5.4 million was required as our Step 1 analysis resulted in the fair value of the reporting unit exceeding its carrying value. No triggering event has occurred since the annual impairment test.
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

All other ASUs that became effective for Volt in the first nine months of fiscal 2017 were not applicable to the Company at this time and therefore did not have any impact during the period.

NOTE 3: Discontinued Operations
On December 1, 2014, the Company completed the sale of its Computer Systems segment to NewNet Communication Technologies, LLC (“NewNet”), a Skyview Capital, LLC, portfolio company. The proceeds of the transaction were a $10.0 million note bearing interest at one half percent (0.5 percent) per year due in four years and convertible into a capital interest of up to 20% in NewNet. The Company may convert the note at any time and is entitled to receive early repayment in the event of certain events such as a change in control of NewNet. The note was valued at $8.4 million which approximated its fair value. At July 30, 2017, the note is carried at net realizable value and the unamortized discount is $1.1 million.
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

NOTE 4: Assets and Liabilities Held for Sale
In October 2015, the Company’s Board of Directors approved a plan to sell the Company’s information technology infrastructure services business, Maintech, Incorporated (“Maintech”). Maintech met all of the criteria to classify its assets and liabilities as held for sale in the fourth quarter of fiscal 2015. The disposal of Maintech did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and was, therefore, not classified as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations exceeded the carrying value of the net assets and no impairment charge was recorded. Maintech’s financial results were reported within the Corporate and Other category in our segment data.
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
Concurrently with the sale, the Company entered into a Transition Services and Asset Transfer Agreement (the “Transition Services Agreement”). Given that the Buyer had not yet formed legal entities in certain international jurisdictions, the Company still holds legal title to approximately $0.4 million, net, of certain of Maintech’s international assets and liabilities. Pursuant to the Transition Services Agreement, the Buyer is entitled to all of the economic benefit and burden of such international assets and liabilities commencing on the sale date, March 6, 2017, as if legal title had transferred. Following the sale, for a period of up to twelve months, both parties will work in good faith to enter into definitive documentation for the conveyance of these assets and liabilities. Also under the terms of the Transition Services Agreement, the Company will continue to provide certain accounting and operational support services to the Buyer, on a monthly fee-for-service basis for a period of up to six months post-closing.
The Company and Maintech have also executed a three-year IT as a service agreement, whereby Maintech will continue to provide helpdesk and network monitoring services to the Company, similar to the services that were provided before the transaction.

As of July 30, 2017, the Maintech assets and liabilities which have not yet legally transferred will continue to be presented as held for sale in the Condensed Consolidated Balance Sheets. The following table reconciles the major classes of assets and liabilities classified as held for sale as part of continuing operations in the Condensed Consolidated Balance Sheets (in thousands):

	July 30, 2017	October 30, 2016
Assets included as part of continuing operations
Trade accounts receivable, net	$483	$13,553
Recoverable income taxes	—	15
Other assets	203	3,339
Property, equipment and software, net	12	178
Purchased intangible assets	—	495
Total major classes of assets as part of continuing operations	$698	$17,580

Liabilities included as part of continuing operations
Accrued compensation	$—	$2,432
Accounts payable	136	921
Accrued taxes other than income taxes	—	833
Accrued insurance and other	210	1,574
Total major classes of liabilities as part of continuing operations	$346	$5,760

NOTE 5: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three and nine months ended July 30, 2017 were (in thousands):

	Three Months Ended	Nine Months Ended
	July 30, 2017
	Foreign Currency Translation
Accumulated other comprehensive loss at the beginning of the period	$(9,515)	$(10,612)
Other comprehensive income	3,625	4,722
Accumulated other comprehensive loss at July 30, 2017	$(5,890)	$(5,890)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended July 30, 2017 and July 31, 2016 were (in thousands):
	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Foreign currency translation
Sale of foreign subsidiaries	$—	$—	$(612)	$—
Closure of foreign subsidiary	$—	$(643)	$—	$(643)

Details about Accumulated Other Comprehensive Loss Components	Fiscal Year	Amount Reclassified	Affected Line Item in the Statement Where Net Loss is Presented
Foreign currency translation
Sale of foreign subsidiaries	2017	$(612)	Foreign exchange gain (loss), net
Closure of foreign subsidiary	2016	$(643)	Foreign exchange gain (loss), net

NOTE 6: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors is generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral are classified as an operating activity, as this cash is directly related to the operations of this business. At July 30, 2017 and October 30, 2016, restricted cash included $15.6 million and $8.4 million, respectively, restricted for payment to associate vendors and $1.9 million and $1.9 million, respectively, restricted for other collateral accounts.

At July 30, 2017 and October 30, 2016, short-term investments were $3.4 million and $3.6 million, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company adjusts its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate, consistent with ASC 270, Interim Reporting, and ASC 740-270, Income Taxes – Intra Period Tax Allocation. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. The Company’s future effective tax rates could be affected by earnings being different than anticipated in countries with differing statutory rates, increases in recorded valuation allowances of tax assets, or changes in tax laws.

The Company’s provision for income taxes primarily includes foreign jurisdictions and state taxes. In the third quarter of fiscal 2017 and fiscal 2016, income taxes were a provision of $1.1 million and $0.4 million, respectively. For the nine months ended July 30, 2017 and July 31, 2016, income taxes were a provision of $0.9 million and $2.0 million, respectively. The Company’s quarterly income taxes are measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

In the third quarter of fiscal 2017, the income tax provision was higher than the comparable 2016 period due to the timing of profits in foreign jurisdictions. For the nine months ended July 30, 2017, the Company recorded a net discrete tax benefit of approximately $1.3 million resulting from the resolution of uncertain tax positions upon the completion and effective settlement of the audit of the Company’s fiscal 2004 through 2010 federal income tax returns and associated state tax audits. The Company received $13.8 million of federal refunds related to the completion of the audit periods in March 2017. The Company continues to work with the IRS to resolve one remaining matter related to fiscal 2010 and anticipates having the matter resolved within the next several quarters.

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
The transaction was accounted for as a sale-leaseback transaction and as an operating lease. The initial lease term is 15 years plus renewal options for two terms of five years each based on the greater of fair market value at the time of the renewal or the base annual rent payable during the last month of the then-current term immediately preceding the extended period. The annual base rent was $2.9 million for the first year of the initial term and increases on each adjustment date by 3.0% of the then-current annual base rent. A security deposit of $2.1 million was required for the first year of the lease term which is secured by a letter of credit under the Company’s existing financing program (the “Financing Program”) with PNC Bank National Association (“PNC”), which was reduced to $1.4 million in the second quarter of fiscal 2017. The security deposit will subsequently be reduced if certain conditions are met. Accordingly, the gain on sale of $29.4 million will be deferred and recognized in proportion to the related gross rental charges to expense over the lease term.
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

NOTE 9: Debt

In January 2017, the Company amended its $160.0 million Financing Program with PNC. Key changes to the agreement were to: (1) extend the termination date to January 31, 2018; (2) increase the minimum global liquidity covenant to $25.0 million upon the sale of Maintech in March 2017, which will increase to $35.0 million if the Company pays a dividend or repurchases shares of its stock; (3) reduce the unbilled receivables eligibility from 15% to 10% of total eligible receivables, (4) permit a $5.0 million basket for supply chain finance receivables and (5) introduce a performance covenant requiring a minimum level of Earnings Before Interest and Taxes (“EBIT”), as defined, which is measured quarterly. As Maintech was sold and the IRS refund was received in March 2017, up to $0.5 million in distributions can be made per fiscal quarter provided that available liquidity is at least $40.0 million after the distribution. All other material terms and conditions remain substantially unchanged, including interest rates. With the sale of Maintech in March 2017, the minimum liquidity requirement increased from $20.0 million to $25.0 million, until subsequently amended on August 25, 2017.

On July 14, 2017, the Company amended its Financing Program to increase the permitted ratio of delinquent receivables to 2.5% from 2.0% for the period of July 2017 through September 2017. The threshold of 2.0% will be unchanged from October 2017. On August 25, 2017, the Company further amended its Financing Program to lower EBIT minimum targets for the fiscal quarter ended July 30, 2017 and the fiscal quarter ending October 29, 2017. Additionally, effective from the date of execution, the amendment lowers the required liquidity level amount, as defined, to $5.0 million from $25.0 million. This decrease is offset by the establishment of a minimum $10.0 million block on its borrowing base availability, resulting in a net $10.0 million increase in overall availability under this agreement. Also effective from the date of execution, the amendment includes an increase in both the program and LC fees from 1.2% to 1.8%.
The Financing Program is secured by receivables from certain Staffing Services businesses in the United States, Europe and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary’s sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of the Company’s other legal entities. Borrowing capacity under the Financing Program is directly impacted by the level of accounts receivable. At July 30, 2017, the accounts receivable borrowing base was $142.7 million.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity or performance covenants, triggering of portfolio ratio limits, or other material adverse events, as defined. At July 30, 2017, the Company was in compliance with all debt covenant requirements.

The Financing Program has an accordion feature under which the facility limit can be increased up to $250.0 million subject to credit approval from PNC. Borrowings are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million sub-limit, and British Pounds Sterling, subject to a £20.0 million sub-limit. The program also includes a letter of credit sub-limit of $50.0 million and minimum borrowing requirements. As of July 30, 2017, there were no foreign currency denominated borrowings, and the letter of credit participation was $28.3 million inclusive of $26.9 million for the Company’s casualty insurance program and $1.4 million for the security deposit required under the Orange facility lease agreement.
At July 30, 2017 and October 30, 2016, the Company had outstanding borrowings under the Financing Program of $100.0 million and $95.0 million, respectively, that had a weighted average annual interest rate of 3.1% and 2.4% during the third quarter of fiscal 2017 and 2016, respectively, and 2.9% and 2.3% during the first nine months of fiscal 2017 and 2016, respectively, which is inclusive of certain facility fees. At July 30, 2017, there was $14.4 million additional availability under this program, exclusive of any potential availability under the accordion feature.

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

The agreement was extended for one month in February 2017. Subsequently, all amounts outstanding under the credit agreement as of March 6, 2017 were satisfied with the proceeds from the sale of Maintech, at which time the Company’s obligation as a guarantor was discharged. At October 30, 2016, the amount outstanding was $2.1 million, with $3.3 million of additional availability.

Long-term debt consists of the following (in thousands):

	July 30, 2017	October 30, 2016
Financing programs	$100,000	$97,050
Less: current portion	100,000	2,050
Total long-term debt	$—	$95,000

NOTE 10: Earnings (Loss) Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Numerator
Net loss	$(5,518)	$(4,610)	$(10,949)	$(17,357)
Denominator
Basic weighted average number of shares	20,963	20,846	20,934	20,824
Diluted weighted average number of shares	20,963	20,846	20,934	20,824

Net loss per share:
Basic	$(0.26)	$(0.22)	$(0.52)	$(0.83)
Diluted	$(0.26)	$(0.22)	$(0.52)	$(0.83)

Options to purchase 2,572,091 and 1,898,397 shares of the Company’s common stock were outstanding at July 30, 2017 and July 31, 2016, respectively. Additionally, there were 324,277 and 237,864 unvested restricted shares outstanding at July 30, 2017 and July 31, 2016, respectively. The options were not included in the computation of diluted loss per share in the three and nine months of fiscal 2017 and 2016 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

NOTE 11: Stock Compensation Plan

During the third quarter of fiscal 2017, pursuant to the terms of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), the Company granted an aggregate of 809,554 stock options, 240,428 restricted stock units (“RSUs”) and 71,311 phantom units in the form of cash-settled RSUs. This was comprised of: (i) 809,554 stock options and 166,658 RSUs granted to certain employees including executive management as long-term incentive awards, (ii) 73,770 RSUs granted to independent members of the Board as part of their annual compensation and (iii) 71,311 phantom units granted to certain senior management level employees.
During the third quarter of fiscal 2016, the Company granted an aggregate of 938,767 stock options and 253,271 RSUs under the 2015 Plan in addition to 26,031 stock options and 5,233 RSUs under the 2006 Incentive Stock Plan. This was comprised of: (i) 782,748 stock options and 156,608 RSUs granted to certain employees including executive management as long term incentive awards, (ii) 182,050 stock options and 40,016 RSUs granted to the Chief Executive Officer which was subject to shareholder approval of the 2015 Plan pursuant to his employment agreement dated October 19, 2015 and (iii) 61,880 RSUs granted to members of the Board as part of their annual compensation.
The total fair value at the grant date of these stock options and RSUs were approximately $2.5 million and $3.8 million in fiscal 2017 and 2016, respectively. The grants for the Board members vested immediately whereas the grants for the employees will vest in tranches ratably over three years provided the employees remain employed on each of those vesting dates. The weighted average fair value per unit for the RSUs in fiscal 2017 and 2016 was $4.35 and $6.06, respectively. Compensation expense for the vested RSUs was recognized on the grant date. The stock options expire 10 years from the initial grant date and have a weighted average exercise price of $4.36 in fiscal 2017 and $6.49 in fiscal 2016. Compensation expense for the stock options and RSUs that did not immediately vest is recognized over the vesting period.

Determining Fair Value - Stock Options

The fair value of the stock option grant was estimated using the Black-Scholes option pricing model, which requires estimates of key assumptions based on both historical information and management judgment regarding market factors and trends.

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

Risk-free interest rate - The rates are based on the average yield of a U.S. Treasury bond, with a term that was consistent with the expected life of the stock options.

Expected dividend yield - We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield was assumed to be zero.

The weighted average assumptions used to estimate the fair value of stock options for the three months ended July 30, 2017 and July 31, 2016 were as follows:

	July 30, 2017	July 31, 2016
Fair value of stock option granted	$1.79	$2.32
Expected volatility	40.0%	40.0%
Expected term (in years)	6.0	6.0
Risk-free interest rate	1.91%	1.29%
Expected dividend yield	0.0%	0.0%

The total fair value at the grant date of the phantom units was approximately $0.3 million. The units vest in tranches ratably over three years provided the employees remain employed on each of those vesting dates. The weighted average fair value per unit was $4.35. These cash-settled awards are classified as a liability and remeasured at the end of each reporting period based on the change in fair value of one share of the Company’s common stock. Compensation expense is recognized over the vesting period. The liability and corresponding expense are adjusted accordingly until the awards are settled.
The total stock compensation expense for the three and nine months ended July 30, 2017 was $0.9 million and $2.1 million, respectively, and for the three and nine months ended July 31, 2016 was $0.6 million and $1.0 million, respectively. Stock compensation expense was recognized in Selling, administrative and other operating costs in the Company’s Condensed Consolidated Statements of Operations. As of July 30, 2017, total unrecognized compensation expense of $3.4 million related to stock options and RSUs and of $0.2 million related to the phantom units will be recognized over the remaining weighted average vesting period of 3 years, of which $0.7 million, $2.0 million, $0.8 million and $0.1 million is expected to be recognized in fiscal 2017, 2018, 2019 and 2020, respectively.

NOTE 12: Restructuring and Severance Costs

The Company implemented a cost reduction plan in fiscal 2016 and incurred restructuring and severance costs primarily resulting from a reduction in workforce, facility consolidation and lease termination costs. The total costs since inception are approximately $6.8 million consisting of $1.3 million in North American Staffing, $0.7 million in International Staffing, $0.4 million in Technology Outsourcing Services and Solutions and $4.4 million in Corporate and Other.

The Company incurred total restructuring and severance costs of approximately $0.2 million and $1.0 million for the three months ended July 30, 2017 and July 31, 2016, respectively, and $1.1 million and $4.6 million for the nine months ended July 30, 2017 and July 31, 2016, respectively. The following tables present the restructuring and severance costs for the three and nine months ended July 30, 2017 (in thousands):

	Three Months Ended July 30, 2017
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other
Severance and benefit costs	$211	$34	$7	$2	$168
Other	38	41	(3)	—	—
Total costs	$249	$75	$4	$2	$168

	Nine Months Ended July 30, 2017
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other
Severance and benefit costs	$998	$131	$24	$39	$804
Other	74	84	(10)	—	—
Total costs	$1,072	$215	$14	$39	$804

Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Condensed Consolidated Balance Sheets. Activity for the nine months ended July 30, 2017 are summarized as follows (in thousands):

July 30, 2017
Beginning balance	$1,653
Charged to expense	1,072
Cash payments	(2,111)
Ending balance	$614

The remaining charges as of July 30, 2017 of $0.6 million, primarily related to Corporate and Other, are expected to be paid through the second quarter of fiscal 2018.
NOTE 13: Commitments and Contingencies

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

Other Matters

In August 2017, the Company determined that it will need to perform recalculations in connection with its compliance testing on its 401(k) plans for certain prior periods, which will result in the Company making additional contributions to such plans. The Company is currently in the process of conducting an assessment and, at this time, is unable to reasonably estimate the amount or range of such contributions.  The Company anticipates completing its internal assessment of the matter in the fourth quarter of fiscal 2017.

NOTE 14: Segment Data

The Company changed its operating and reportable segments during the fourth quarter of fiscal 2016. Our current reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) Technology Outsourcing Services and Solutions. The non-reportable businesses are combined and disclosed with corporate services under the category Corporate and Other. Accordingly, all prior periods have been recast to reflect the current segment presentation. The change in reportable segments did not have any impact on previously reported consolidated financial results.

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

Financial data pertaining to the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other for the three and nine months ended July 30, 2017 and July 31, 2016 are summarized in the following tables (in thousands):

	Three Months Ended July 30, 2017
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$289,924	$229,372	$29,018	$24,323	$9,042	$(1,831)
Cost of services	244,205	194,594	24,459	19,788	7,195	(1,831)
Gross margin	45,719	34,778	4,559	4,535	1,847	—

Selling, administrative and other operating costs	46,931	28,962	3,824	3,561	10,584	—
Restructuring and severance costs	249	75	4	2	168	—
Operating income (loss)	(1,461)	5,741	731	972	(8,905)	—
Other income (expense), net	(2,983)
Income tax provision	1,074
Net loss	$(5,518)

	Three Months Ended July 31, 2016
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$330,625	$249,730	$32,565	$23,857	$27,206	$(2,733)
Cost of services	282,098	211,806	27,672	21,820	23,533	(2,733)
Gross margin	48,527	37,924	4,893	2,037	3,673	—

Selling, administrative and other operating costs	49,543	30,757	3,888	2,929	11,969	—
Restructuring and severance costs	970	482	138	—	350	—
Operating income (loss)	(1,986)	6,685	867	(892)	(8,646)	—
Other income (expense), net	(2,231)
Income tax provision	393
Net loss	$(4,610)

	Nine Months Ended July 30, 2017
	Total	North American Staffing		International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$905,953	$695,041		$89,599	$74,493	$51,371	$(4,551)
Cost of services	766,225	592,504		75,786	60,196	42,290	(4,551)
Gross margin	139,728	102,537		13,813	14,297	9,081	—

Selling, administrative and other operating costs	146,992	90,695		11,895	10,625	33,777	—
Restructuring and severance costs	1,072	215		14	39	804	—
Impairment charge	290	—	—	—	—	290	—
Gain from divestitures	(3,938)	—		—	—	(3,938)	—
Operating income (loss)	(4,688)	11,627		1,904	3,633	(21,852)	—
Other income (expense), net	(5,331)
Income tax provision	930
Net loss	$(10,949)

	Nine Months Ended July 31, 2016
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$993,169	$739,186	$99,766	$76,052	$87,201	$(9,036)
Cost of services	847,602	633,139	85,133	63,583	74,783	(9,036)
Gross margin	145,567	106,047	14,633	12,469	12,418	—

Selling, administrative and other operating costs	153,294	92,418	12,453	9,833	38,590	—
Restructuring and severance costs	4,571	1,074	608	225	2,664	—
Gain from divestitures	(1,663)	—	—	—	(1,663)	—
Operating income (loss)	(10,635)	12,555	1,572	2,411	(27,173)	—
Other income (expense), net	(4,685)
Income tax provision	2,037
Net loss	$(17,357)

(1) Revenues are primarily derived from managed service programs and information technology infrastructure services through the date of the sale of Maintech.
(2) The majority of intersegment sales results from North American Staffing providing resources to Technology Outsourcing Services and Solutions.

NOTE 15: Subsequent Events

On August 25, 2017, the Company entered into Amendment No. 8 to its Receivables Financing Agreement with PNC dated as of July 30, 2015.

Amendment No. 8 amends Section 8.04 of the Financing Program to adjust its financial covenants by: (1) lowering the required Liquidity Level amount, as defined therein, to $5.0 million from $25.0 million, and (2) lowering minimum targets for the Company’s earnings before interest and taxes for its fiscal quarter ended July 30, 2017 and its fiscal quarter ending October 29, 2017. Amendment No. 8 also establishes a minimum $10.0 million block on our borrowing availability through the current term of the Financing Program.

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

Special items generally include impairment, restructuring and severance costs, as well as certain income or expenses not indicative of our current or future period performance. In addition, as a result of our Company’s strategic reorganization, which included changes to executive management and the Board of Directors, as well as the ongoing execution of new strategic initiatives, certain charges were identified as “special items” which were not historically common operational expenditures for us. Such charges included professional search fees, certain board compensation and other professional service fees. While we believe that the inclusion of these charges as special items is useful in the evaluation of our results compared to prior periods, we do not anticipate that these items will be included in our Non-GAAP measures in the future.

Segments

We changed our operating and reportable segments during the fourth quarter of fiscal 2016. Our current reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) Technology Outsourcing Services and Solutions. The non-reportable businesses are combined and disclosed with corporate services under the category Corporate and Other.

We report our segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, Segment Reporting. The financial information presented below for the third quarter and first nine months of fiscal 2016 has been restated as required to reflect our new segment structure as if the structure were in place during that period. There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our segment structure. See Note 14, “Segment Data” for further information.

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

As of July 30, 2017, we employed approximately 23,700 people, including 22,100 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate in approximately 100 locations worldwide with approximately 86% of our revenues generated in the United States. Our principal international markets include Canada, Europe and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

Recent Developments

On August 25, 2017, we entered into Amendment No. 8 to our Financing Program which adjusts our financial covenants by: (1) lowering the required liquidity level amount, as defined therein, to $5.0 million from $25.0 million, and (2) lowering minimum targets for the Company’s earnings before interest and taxes for our fiscal quarter ended July 30, 2017 and our fiscal quarter ending October 29, 2017. Amendment No. 8 also establishes a minimum $10.0 million block on our borrowing availability through the current term of the Financing Program.

Consolidated Results by Segment

	Three Months Ended July 30, 2017
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$289,924	$229,372	$29,018	$24,323	$9,042	$(1,831)
Cost of services	244,205	194,594	24,459	19,788	7,195	(1,831)
Gross margin	45,719	34,778	4,559	4,535	1,847	—

Selling, administrative and other operating costs	46,931	28,962	3,824	3,561	10,584	—
Restructuring and severance costs	249	75	4	2	168	—
Operating income (loss)	(1,461)	5,741	731	972	(8,905)	—
Other income (expense), net	(2,983)
Income tax provision	1,074
Net loss	$(5,518)

	Three Months Ended July 31, 2016
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$330,625	$249,730	$32,565	$23,857	$27,206	$(2,733)
Cost of services	282,098	211,806	27,672	21,820	23,533	(2,733)
Gross margin	48,527	37,924	4,893	2,037	3,673	—

Selling, administrative and other operating costs	49,543	30,757	3,888	2,929	11,969	—
Restructuring and severance costs	970	482	138	—	350	—
Operating income (loss)	(1,986)	6,685	867	(892)	(8,646)	—
Other income (expense), net	(2,231)
Income tax provision	393
Net loss	$(4,610)

(1) Revenues are primarily derived from managed service programs and information technology infrastructure services through the date of sale of Maintech.
(2) The majority of intersegment sales results from North American Staffing providing resources to Technology Outsourcing Services and Solutions.

Results of Operations by Segment (Q3 2017 vs. Q3 2016)
Net Revenue
Net revenue in the third quarter of fiscal 2017 decreased $40.7 million, or 12.3%, to $289.9 million from $330.6 million in the third quarter of fiscal 2016. The revenue decline was driven by decreases in our North American Staffing segment of $20.3 million, a decrease from the sale of Maintech of $17.1 million, as well as both decreases of $2.2 million and the impact of foreign exchange rate fluctuations of $1.3 million in our International Staffing segment.
North American Staffing segment revenue decreased $20.3 million, or 8.2%, driven by lower demand from customers in both our professional and commercial job families, largely associated within the aerospace industry and a significant change in a transportation manufacturing client’s contingent labor strategy.
International Staffing segment revenue decreased $3.5 million, or 10.9%, driven by lower demand due in part to economic softening in the United Kingdom. This decrease was offset by increases in Belgium and the impact of foreign exchange rate fluctuations of $1.3 million. On a constant currency basis, International Staffing revenue decreased year-over-year by $2.2 million or 7.2%.
Technology Outsourcing Services and Solutions segment revenue increased $0.5 million, or 2.0%, primarily due to an increase in the customer care call center services, partially offset by lower volume in our quality assurance testing services.

Corporate and Other category revenue decrease of $18.2 million was primarily attributable to a $17.1 million decline as a result of the sale of Maintech in March 2017.
Cost of Services and Gross Margin
Cost of services in the third quarter of fiscal 2017 decreased $37.9 million, or 13.4%, to $244.2 million from $282.1 million in the third quarter of fiscal 2016. This decrease was primarily the result of fewer staff on assignment, consistent with the related decrease in revenues in our two staffing services segments as well as a decrease in Corporate and Other due to the sale of Maintech in March 2017. Gross margin as a percent of revenue in the third quarter of fiscal 2017 increased to 15.8% from 14.7% in the third quarter of fiscal 2016. This increase was primarily attributable to our Technology Outsourcing Services and Solutions segment, which experienced higher costs in the third quarter of fiscal 2016 on several lower margin quality assurance testing projects as well as improved margins on certain customer care call center projects in fiscal 2017. In addition, the increase in gross margin as a percent of revenue was attributable to the sale of non-core businesses in fiscal 2017 and 2016. Excluding these businesses, gross margin increased to 15.8% from 14.9%.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the third quarter of fiscal 2017 decreased $2.6 million, or 5.3%, to $46.9 million from $49.5 million in the third quarter of fiscal 2016. This decrease was primarily due to the sale of Maintech of $1.5 million, the release of a reserve related to the dissolution of the Employee Welfare Benefit Trust of $1.4 million and on-going cost reductions in all areas of the business offset by higher depreciation and software license expenses related to completion of the first phase of the upgrade of our back-office financial suite and information technology tools. As a percent of revenue, these costs were 16.2% and 15.0% in the third quarter of fiscal 2017 and 2016, respectively. Excluding the $1.5 million from the sale of Maintech and the $1.4 million release of the reserve, selling, administrative and other operating costs increased $0.3 million, or 0.7%.
Restructuring and Severance Costs
The Company implemented a cost reduction plan in the first quarter of fiscal 2016, and incurred restructuring and severance costs of $0.2 million and $1.0 million in the third quarter of fiscal 2017 and 2016, respectively, primarily resulting from a reduction in workforce.
Other Income (Expense), net
Other expense in the third quarter of fiscal 2017 increased $0.8 million, or 33.7%, to $3.0 million from $2.2 million in the third quarter of fiscal 2016, primarily related to non-cash net foreign exchange loss on intercompany balances.
Income Tax Provision
Income taxes amounted to a provision of $1.1 million in the third quarter of fiscal 2017 and $0.4 million in the third quarter of fiscal 2016. The provision in the third quarter of fiscal 2017 and 2016 primarily related to locations outside of the United States. In the third quarter of fiscal 2017, the income tax provision was higher than the comparable 2016 period due to the timing of profits in foreign jurisdictions.

Consolidated Results by Segment

	Nine Months Ended July 30, 2017
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$905,953	$695,041	$89,599	$74,493	$51,371	$(4,551)
Cost of services	766,225	592,504	75,786	60,196	42,290	(4,551)
Gross margin	139,728	102,537	13,813	14,297	9,081	—

Selling, administrative and other operating costs	146,992	90,695	11,895	10,625	33,777	—
Restructuring and severance costs	1,072	215	14	39	804	—
Impairment charge	290	—	—	—	290	—
Gain from divestitures	(3,938)	—	—	—	(3,938)	—
Operating income (loss)	(4,688)	11,627	1,904	3,633	(21,852)	—
Other income (expense), net	(5,331)
Income tax provision	930
Net loss	$(10,949)

	Nine Months Ended July 31, 2016
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$993,169	$739,186	$99,766	$76,052	$87,201	$(9,036)
Cost of services	847,602	633,139	85,133	63,583	74,783	(9,036)
Gross margin	145,567	106,047	14,633	12,469	12,418	—

Selling, administrative and other operating costs	153,294	92,418	12,453	9,833	38,590	—
Restructuring and severance costs	4,571	1,074	608	225	2,664	—
Gain from divestitures	(1,663)	—	—	—	(1,663)	—
Operating income (loss)	(10,635)	12,555	1,572	2,411	(27,173)	—
Other income (expense), net	(4,685)
Income tax provision	2,037
Net loss	$(17,357)

(1) Revenues are primarily derived from managed service programs and information technology infrastructure services through the date of sale of Maintech.
(2) The majority of intersegment sales results from North American Staffing providing resources to Technology Outsourcing Services and Solutions.

Results of Operations by Segment (Q3 2017 YTD vs. Q3 2016 YTD)
Net Revenue
Net revenue in the first nine months of fiscal 2017 decreased $87.2 million, or 8.8%, to $906.0 million from $993.2 million in the first nine months of fiscal 2016. The revenue decline was driven by decreases in our North American Staffing segment of $44.2 million, a decrease from the sale of Maintech of $30.2 million as well as the impact of foreign exchange rate fluctuations of $9.0 million.
North American Staffing segment revenue decreased $44.2 million, or 6.0% driven by lower demand from customers in both our professional and commercial job families, largely associated within the aerospace industry. However, our year-over-year decrease in revenue declined from 7.7% in the first nine months of fiscal 2016 to 6.0% in the first nine months of fiscal 2017.
International Staffing segment revenue decreased $10.2 million, or 10.2% primarily driven by the impact of foreign exchange rate fluctuations of $9.0 million, as well as the impact of countries in which we no longer have operations of $1.1 million. On a constant currency basis and excluding the impact of countries in which we no longer have operations, International Staffing revenue decreased slightly year-over-year by $0.5 million, or 0.1%, primarily due to lower demand related in part to economic softening in the United Kingdom partially offset by increases in Belgium.
The Technology Outsourcing Services and Solutions segment revenue decreased $1.6 million, or 2.0%, primarily due to lower volume in our quality assurance testing services, partially offset by an increase in our customer care call center services.
The Corporate and Other category revenue decrease of $35.8 million was primarily attributable to a $30.2 million decline as a result of the sale of Maintech in March 2017 and a $4.4 million decline in our North American MSP business due to lower volume as well as contracts that were not renewed in the latter half of fiscal 2016.
Cost of Services and Gross Margin
Cost of services in the first nine months of fiscal 2017 decreased $81.4 million, or 9.6%, to $766.2 million from $847.6 million in the first nine months of fiscal 2016. This decrease was primarily the result of fewer staff on assignment, consistent with the related decrease in revenues in all segments as well as a decrease in Corporate and Other due to the sale of Maintech in March 2017. Gross margin as a percent of revenue in the first nine months of fiscal 2017 increased to 15.4% from 14.7% in the first nine months of fiscal 2016. The increase in gross margin as a percent of revenue was in part due to the sale of non-core businesses in fiscal 2017 and 2016. Excluding these businesses, gross margin in the first nine months of fiscal 2017 increased to 15.5% from 14.9% in the first nine months of fiscal 2016. The increase in gross margin was primarily in our Technology Outsourcing Services and Solutions segment, which experienced higher costs in the first nine months of fiscal 2016 on several lower margin quality assurance testing projects and improved margins on certain customer call care projects in fiscal 2017. Higher gross margins were also driven by our North American Staffing segment due in part to favorable workers’ compensation experience and a reduction in lower margin subcontractor revenue.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first nine months of fiscal 2017 decreased $6.3 million, or 4.1%, to $147.0 million from $153.3 million in the first nine months of fiscal 2016. This decrease was primarily due to on-going cost reductions in all areas of the business and the sale of Maintech and other non-core businesses sold of $3.1 million and the release of a reserve related to the dissolution of the Employee Welfare Benefit Trust of $1.4 million, partially offset by higher depreciation and software license expenses related to completion of the first phase of the upgrade of our back-office financial suite and information technology tools. As a percent of revenue, these costs were 16.2% and 15.4% in fiscal 2017 and 2016, respectively. Excluding the $3.1 million from the sale of non-core businesses and the $1.4 million release of the reserve, selling, administrative and other operating costs decreased $1.8 million, or 1.2%.
Restructuring and Severance Costs
The Company implemented a cost reduction plan in the first quarter of fiscal 2016, and incurred restructuring and severance costs of $1.1 million and $4.6 million in the first nine months of fiscal 2017 and 2016, respectively, primarily resulting from a reduction in workforce.
Impairment Charge
The Company determined that a previously purchased software module will not be used as part of the new back-office financial suite, which resulted in an impairment charge of $0.3 million in the first nine months of fiscal 2017.
Gain from Divestitures
In the second quarter of fiscal 2017, we completed the sale of Maintech to Maintech Holdings LLC, a newly formed holding company and affiliate of Oak Lane Partners, LLC and recognized a gain on the sale of $3.9 million.
In the second quarter of fiscal 2016, Volt Opportunity Road Realty Corp., an indirect wholly-owned subsidiary of Volt, sold real property comprised of land and a building in San Diego, California. There was no mortgage on the property and the gain recorded on the sale during the first nine months of fiscal 2016 was $1.7 million.
Other Income (Expense), net
Other expense in the first nine months of fiscal 2017 increased $0.6 million, or 13.8%, to $5.3 million from $4.7 million in the first nine months of fiscal 2016, primarily related to non-cash net foreign exchange loss on intercompany balances and increased interest expense.

Income Tax Provision
Income tax amounted to a provision of $0.9 million in the first nine months of fiscal 2017 and $2.0 million in the first nine months of fiscal 2016. The provision in the nine months of fiscal 2017 relates to favorable IRS audit results and the release of uncertain tax positions related to the closure of the IRS audit and associated state audits. The provision in the first nine months of fiscal 2017 and 2016 primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from our financing program (the “Financing Program”) with PNC Bank, National Association (“PNC”). Borrowing capacity under this program is directly impacted by the level of accounts receivable which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 30 - 45 day credit terms, with few extenuating exceptions, while our payroll and certain taxes are paid weekly.

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

Capital Allocation

In addition to our recent improvements in technology, we have prioritized our capital allocation strategy to strengthen our balance sheet and increase our competitiveness in the marketplace. The timing of these initiatives is highly dependent upon attaining the profitability objectives outlined in our plan and the cash flow resulting from our ongoing liquidity initiatives. We also see this as an opportunity to demonstrate our ongoing commitment to Volt shareholders as we continue to execute on our plan and return to sustainable profitability. Our capital allocation strategy includes the following elements:

•
Maintaining appropriate levels of working capital. Our business requires a certain level of cash resources to efficiently execute operations. Consistent with similar companies in our industry and operational capabilities, we estimate this amount to be 1.5 to 2.0 times our weekly cash distributions on a global basis and must accommodate seasonality and cyclical trends;

•
Reinvesting in our business. We continue to execute on our company-wide initiative of disciplined reinvestment in our business including our recently implemented information technology systems which supports our front-end recruitment and placement capabilities as well as increase efficiencies in our back-office financial suite. We are also investing in our sales and recruiting process and resources, which are critical to drive profitable revenue growth;

•	Deleveraging our balance sheet. By lowering our debt level, we will strengthen our balance sheet, reduce interest costs and reduce risk going forward;

•
Returning capital to shareholders. Part of our strategy is to return capital to our shareholders when circumstances permit in connection with share buybacks through our existing share buyback program; and

•
Acquiring value-added businesses. Potentially in the longer-term, and when circumstances permit, identifying and acquiring companies which would be accretive to our operating income and that could leverage Volt’s scale, infrastructure and capabilities. Strategic acquisitions could potentially strengthen Volt in certain industry verticals or in specific geographic locations.

Recent Initiatives to Improve Operating Income, Cash Flows and Liquidity

We continue to make progress on several initiatives undertaken to enhance our liquidity position and shareholder value. On March 6, 2017, we completed the sale of Maintech, our information technology infrastructure business, to Maintech Holdings, LLC, a newly-formed holding company and affiliate of Oak Lane Partners, LLC. Under the terms of the agreement, we received gross proceeds of

$18.3 million, subject to certain adjustments including a customary working capital adjustment that was finalized within 60 days of the sale. Net proceeds from the transaction amounted to $13.1 million after certain transaction related fees and expenses and repayment of loan balances. Due to the sale of Maintech, our minimum liquidity requirement under our current Financing Program has increased from $20.0 million to $25.0 million until the Financing Program was subsequently amended on August 25, 2017.

In February 2017, the IRS approved the federal portion of the IRS refund from the filing of our amended tax returns for our fiscal years 2004 through 2010 and we received $13.8 million. The remaining receivable of approximately $3.5 million primarily relates to state refunds and interest as a result of the IRS audit conclusion and are expected to be received within the next several quarters, as well as current activity.

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

We remain committed to delivering superior client service at a reasonable cost. In an effort to reduce our future operating costs, we continue to invest in updates to our business processes, back-office financial suite and information technology tools that are critical to our success and offer more functionality at a lower cost. The first phase of the project was completed in March 2017 in which approximately $16.0 million in implementation costs were capitalized. These costs, along with the related license and recurring subscription fees will be amortized over either the estimated useful life of the asset or expensed ratably over the term of the contract based on the nature of the fees which has driven higher non-cash expenses into fiscal 2017. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability.
In fiscal 2016, we implemented a cost reduction plan as part of our overall initiative to become more efficient, competitive and profitable. We incurred restructuring and severance costs of $5.7 million, excluding $1.1 million relating to Maintech, primarily resulting from a reduction in workforce, facility consolidation and lease termination costs. These actions taken, in fiscal 2016 and in the nine months of fiscal 2017, will result in net annualized labor savings of approximately $13.5 million. Consistent with our ongoing strategic efforts, cost savings will be used to strengthen our operations.

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

We are subject to certain covenants under our Financing Program, including a minimum liquidity threshold and minimum Earnings Before Interest and Taxes (EBIT) as defined. The minimum liquidity threshold test is performed weekly whereby we must maintain a minimum liquidity level comprised of the sum of availability under our Financing Program and unrestricted global cash. As of July 30, 2017, our minimum liquidity level was $25.0 million. Subsequent to the end of the quarter, the minimum liquidity and EBIT thresholds were amended as disclosed in the Financing Program section.

Our Financing Program is subject to termination under certain events of default such as breach of covenants, including the aforementioned liquidity and EBIT covenants. At July 30, 2017, we were in compliance with all debt covenants, as amended, and we believe we will continue to be able to meet our covenants. In the event we are not on track to meet our operating and liquidity forecasts for the remainder of fiscal 2017, we believe we can take steps to preserve liquidity and reduce operating costs to ensure compliance with the Financing Program’s covenants. Such steps would include the delay or reduction of capital and working capital investments and/or further reductions in operating expenses. However, as the Financing Program is due to expire on January 31, 2018, we have initiated the process to extend the Financing Program or pursue longer term financing and we expect to have a new arrangement by the end of the calendar year.

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

The following table sets forth our cash and liquidity available levels at the end of our last five quarters and our most recent week ended (in thousands):

Global Liquidity
	July 31, 2016	October 30, 2016	January 29, 2017	April 30, 2017	July 30, 2017	September 1, 2017
Cash and cash equivalents (a)	$12,886	$6,386	$19,018	$20,743	$16,357

Cash in banks (b)	$16,918	$11,248	$24,805	$24,080	$18,981	$23,480
Financing Program - PNC	28,986	33,986	16,445	31,837	14,445	15,437
Short-Term Credit Facility - BofA	3,359	3,291	2,709	—	—	—
Available liquidity	$49,263	$48,525	$43,959	$55,917	$33,426	$38,917

(a) Per financial statements.
(b) Amount generally includes outstanding checks.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Nine Months Ended
	July 30, 2017	July 31, 2016
Net cash used in operating activities	$(3,038)	$(1,315)
Net cash provided by investing activities	8,253	22,607
Net cash provided by (used in) financing activities	2,155	(16,056)
Effect of exchange rate changes on cash and cash equivalents	2,601	(2,538)
Net increase in cash and cash equivalents	$9,971	$2,698

Cash Flows - Operating Activities

The net cash used in operating activities in the nine months ended July 30, 2017 was $3.0 million, an increase of $1.7 million from the same period in fiscal 2016. This increase resulted primarily from a decrease in cash provided by operating assets and liabilities, primarily from accounts receivable and accrued expenses and other liabilities partially offset by accounts payable, the receipt of the IRS refund and a decrease in net loss.

Cash Flows - Investing Activities

The net cash provided by investing activities in the nine months ended July 30, 2017 was $8.3 million, principally from proceeds from the sale of Maintech of $15.2 million partially offset by purchases of property, equipment and software of $7.8 million relating to our investment in updating our business processes, back-office financial suite and information technology tools. The net cash provided by investing activities in the nine months ended July 31, 2016 was $22.6 million, principally from the sale - leaseback of our Orange, California facility of $36.6 million, partially offset by the purchase of property, equipment and software of $13.6 million relating to our investment in updating our business processes, back-office financial suite and information technology tools.

Cash Flows - Financing Activities

The net cash provided by financing activities in the nine months ended July 30, 2017 was $2.2 million mainly for the net draw down of borrowings of $3.0 million. The net cash used in financing activities in the nine months ended July 31, 2016 was $16.1 million, principally from the net repayment of borrowings of $8.0 million and the repayment of long-term debt of $7.3 million in connection with the sale-leaseback of our Orange, California facility.

Availability of Credit

At July 30, 2017 and October 30, 2016, our Financing Program provided for borrowing and issuance of letters of credit of up to an aggregate of $160.0 million. We have the ability to increase the limit up to $250.0 million subject to credit approval from PNC. At July 30, 2017 and October 30, 2016, we had outstanding borrowings of $100.0 million and $95.0 million, respectively, under the Financing Program that had a weighted average annual interest rate of 2.9% and 2.3%, respectively, inclusive of certain facility and program fees. Borrowing availability under this program was $14.4 million at July 30, 2017.

In February 2016, Maintech entered into a $10.0 million 364-day short-term revolving credit facility with Bank of America, N.A., as lender. In March 2017, the facility was repaid with proceeds from the sale of Maintech.
Financing Program

In January 2017, we amended our Financing Program with PNC. Key changes to the agreement were to: (1) extend the termination date to January 31, 2018; (2) increase the minimum global liquidity to $25.0 million upon the sale of Maintech in March 2017, and will increase to $35.0 million if we pay a dividend or repurchases shares of our stock; (3) reduce the unbilled receivables eligibility from 15% to 10% of total eligible receivables, (4) permit a $5.0 million basket for supply chain finance receivables and (5) introduce a performance covenant requiring a minimum level of EBIT, as defined, which is measured quarterly. Up to $0.5 million in distributions can be made per fiscal quarter provided that available liquidity is at least $40.0 million after the distribution. All other material terms and conditions remained substantially unchanged, including interest rates. The Financing Program was subsequently amended.

On July 14, 2017, we amended our Financing Program to increase the permitted ratio of delinquent receivables to 2.5% from 2.0% for the period of July 2017 through September 2017. The threshold of 2.0% will be unchanged from October 2017. On August 25, 2017, we further amended our Financing Program to lower EBIT minimum targets for the fiscal quarter ended July 30, 2017 and the fiscal quarter ending October 29, 2017. Additionally, effective from the date of execution, the amendment lowers the required liquidity level amount, as defined, to $5.0 million from $25.0 million. This decrease is offset by the establishment of a minimum $10.0 million block on our borrowing base availability, resulting in a net $10.0 million increase in overall availability under this agreement. Also effective from the date of execution, the amendment includes an increase in both the program and LC fees from 1.2% to 1.8%. These amendments provide the flexibility with ongoing compliance with the Financing Program as we resolve certain temporary billing issues that impacted our liquidity during the post implementation phase of our information technology upgrade.
The Financing Program is secured by receivables from certain Staffing Services businesses in the United States, Europe and Canada that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary’s sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of the Company’s other legal entities. Borrowing capacity under the Financing Program is directly impacted by the level of accounts receivable. At July 30, 2017, the accounts receivable borrowing base was $142.7 million.

Borrowings under the Financing Program are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined in the Financing Program. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in Canadian dollars, subject to a Canadian dollar $30.0 million sub-limit, and British Pounds Sterling, subject to a £20.0 million sub-limit. The program also includes a letter of credit sub-limit of $50.0 million and minimum borrowing requirements. As of July 30, 2017, there were no foreign currency denominated borrowings, and the letter of credit participation was $28.3 million inclusive of $26.9 million for the Company’s casualty insurance program and $1.4 million for the security deposit required under the Orange facility lease agreement.

In addition to customary representations, warranties and affirmative and negative covenants, the Financing Program is subject to termination under certain events of default including change of control, failure to pay principal or interest, breach of liquidity or performance covenants, triggering of portfolio ratio limits, or other material adverse events as defined. At July 30, 2017, the Company was in compliance with all debt covenant requirements.

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

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At July 30, 2017, we had cash and cash equivalents on which interest income is earned at variable rates. At July 30, 2017, we had a $160.0 million accounts receivable securitization program, which can be increased up to $250.0 million subject to credit approval from PNC, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest income (expense) and other income (expense) are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.7 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $1.0 million in the third quarter of fiscal 2017.
Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar weakened relative to many foreign currencies as of July 30, 2017 compared to October 30, 2016. Consequently, stockholders’ equity increased by $4.7 million as a result of the foreign currency translation as of July 30, 2017.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of July 30, 2017 would result in an approximate $2.2 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of July 30, 2017 would result in an approximate $2.2 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.
Equity Risk
Our investments are exposed to market risk as it relates to changes in the market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At July 30, 2017, the total market value of these investments was $3.4 million.

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
During the quarter ended April 30, 2017, we completed the first phase of our upgrade of our enterprise resource planning (“ERP”) system as well as implemented a new Applicant Tracking System ("ATS”). The Company continues to review the impact of the new systems on its internal control over financial reporting and where appropriate, make changes to these controls to address related system functionality and potential gaps. The Company believes that the internal control changes ultimately resulting from the new system implementations will improve the overall control environment. There were no other changes in the Company’s internal control over financial reporting which occurred during the fiscal quarter ended July 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2016 10-K, which could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the 2016 10-K.

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

3.3
Amended and Restated By-Laws of the Company, as amended through October 30, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 4, 2015; File No. 001-09232)

10.1
Amendment to Loan and Security Agreement, dated as of February 17, 2017, to the Loan and Security Agreement, dated as of February 17, 2016, between Maintech, Incorporated, as Borrower, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2017; File No. 001-09232)

10.2
Amended and Restated Employment Agreement by and between the Company and Jerome Shaw, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2017; File No. 001-09232)

10.3
Transition Services Agreement, dated as of March 6, 2017, entered into by and between Volt Information Sciences, Inc. and Maintech, Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2017; File No. 001-09232)

10.4
Employment Agreement, dated as of June 12, 2017, between the Company and Leonard Naujokas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2017; File No. 001-09232)

10.5
Amendment No. 7, dated as of July 14, 2017, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017; File No. 001-09232)

10.6
Amendment No. 8, dated as of August 25, 2017, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2017; File No. 001-09232)

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

VOLT INFORMATION SCIENCES, INC.

Date: September 8, 2017	By:	/s/ Michael Dean
Michael Dean
President and Chief Executive Officer (Principal Executive Officer)

Date: September 8, 2017	By:	/s/ Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 8, 2017	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller and Chief Accounting Officer (Principal Accounting Officer)