Form 10-K
period 2017-10-29
VOLT INFORMATION SCIENCES, INC.
filed 2018-01-12
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-09232
VOLT INFORMATION SCIENCES, INC.
(Exact name of registrant as specified in its charter)

New York	13-5658129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1133 Avenue of the Americas, New York, New York	10036
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(212) 704-2400
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.10 Par Value	NYSE AMERICAN
Securities Registered Pursuant to Section 12(g) of the Act:
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No  ☒
As of April 28, 2017, there were 20,927,521 shares of common stock outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates as of April 28, 2017 was $79,412,839, calculated by using the closing price of the common stock on such date on the NYSE AMERICAN market of $6.45.
As of January 5, 2018, there were 21,028,729 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent stated herein.

VOLT INFORMATION SCIENCES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 29, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are “forward-looking” statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events of our business and industry in general. The terms “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the following:

•	competition within the staffing industry which has few significant barriers to entry;

•	weak economic and uncertain business conditions;

•	failure to comply with restrictive financial covenants;

•	inability to renew our Financing Program or obtain a suitable replacement financing arrangement;

•	failure to implement strategic information technology projects or attain the efficiencies from the systems that supported the investment;

•	employment-related claims, indemnification claims and other claims from clients and third parties;

•	litigation costs;

•	improper disclosure of sensitive or confidential employee or customer data;

•	inability to maintain effective internal controls over financial reporting;

•	new and increased government regulation, employment costs and taxes;

•	foreign currency fluctuations and other global business risks;

•	fluctuations in interest rates and turmoil in the financial markets;

•	contracts with no minimum purchase requirements, or cancellable during the term or both;

•	the loss of major customers;

•	inability to attract and retain high quality personnel and members of management;

•	inability to implement new business initiatives;

•	failure to keep pace with rapid changes in technology;

•	inability to retain acceptable insurance coverage limits at a commercially reasonable cost and terms;

•	unexpected changes in workers' compensation and other insurance plans;

•	vulnerability of information technology systems to damage and interruption;

•	health care reform and future changes to it;

•	impairment charges relating to our goodwill and long-lived assets;

•	volatility of stock price and related ability of investors to resell their shares at or above the purchase price;

•	significant percentage of common stock owned by a limited number of shareholders and their ability to exercise significant influence over the Company;

•	potential proxy contest for the election of directors at our annual meeting; and

•	New York State law and our Articles of Incorporation and By-laws contain provisions that could make a takeover of the Company more difficult.

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
Volt Information Sciences, Inc. (the “Company” or “Volt”) is a global provider of staffing services both traditional time and materials-based, as well as project-based. Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily administrative and light industrial (“commercial”) as well as technical, information technology and engineering (“professional”) positions. Our managed service programs (“MSP”) involves managing the procurement and on-boarding of contingent workers from multiple providers. Our technology outsourcing services consisted primarily of customer care services and quality assurance services; however, only the call center services remain following the sale of the quality assurance business on October 27, 2017. Also, through the date of the sale of Maintech, Incorporated (“Maintech”) in March 2017, we provided information technology infrastructure services. Our information technology infrastructure services provided server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations. Our complementary businesses offer customized talent and supplier management solutions to a diverse client base. Volt services global industries including aerospace, automotive, banking and finance, consumer electronics, information technology, insurance, life sciences, manufacturing, media and entertainment, pharmaceutical, software, telecommunications, transportation, and utilities. The Company was incorporated in New York in 1957. Unless the context otherwise requires, throughout this report, the words “Volt,” “the Company,” “we,” “us” and “our” refer to Volt Information Sciences, Inc. and its consolidated subsidiaries.
Geographic Regions and Segments
Volt operates in approximately 100 locations worldwide, with approximately 87% of our revenues generated in the United States where we have employees in all 50 states. Our principal non-U.S. markets include Europe, Canada and several Asia Pacific locations. Our global footprint enables us to deliver consistent quality to our large strategic customers that require an established international presence.

Our current reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) Technology Outsourcing Services and Solutions. All other business activities that do not meet the criteria to be reportable segments are aggregated with corporate services in the Corporate and Other category. Our reportable segments have been determined in accordance with our internal management structure, which is based on operating activities. We evaluate business performance based upon several metrics, primarily using profitable revenue growth and segment operating income as the primary financial measures. We believe operating income provides management and investors a measure to analyze operating performance of each business segment against historical and competitors’ data, although historical results, including operating income, may not be indicative of future results as operating income is highly contingent on many factors including the state of the economy, competitive conditions and customer preferences.
We allocate all support related costs to the operating segments except for costs not directly relating to our operating activities such as corporate-wide general and administrative costs. These costs are not allocated to individual operating segments because doing so would not enhance the understanding of segment operating performance and such costs are not used by management to measure segment performance.
We report our segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting,” (“FASB ASC Topic 280”). See Note 21, “Segment Disclosures” for further information. The Company is currently assessing potential changes to its reportable segments after the sale of the quality assurance business on October 27, 2017, and expects to complete this assessment in the first quarter of fiscal 2018.

Description of the Reportable Segments and Corporate and Other Category
North American and International Staffing Segments
Our two staffing services segments provide workforce management expertise through locations in North America, Europe and several Asia Pacific locations. We deliver a broad spectrum of contingent staffing, direct placement, recruitment process outsourcing (RPO), staffing management, and other employment services. Our contingent workers are placed on assignment with our customers in a broad range of occupations including manufacturing, assembly, warehousing, industrial, information technology, engineering, pharmaceutical, administrative, call center, accounting and finance.
Our contingent staffing services are provided for varying periods of time to companies and other organizations (including government agencies) ranging from smaller retail accounts that may require ten or fewer contingent workers at a time to large strategic accounts that require as many as several thousand contingent workers at a time. Our large strategic accounts typically enter into longer term agreements with us resulting in lower direct margins compared to our retail accounts.
Within our staffing services segments, we refer to customers that require multi-location, coordinated account management and service delivery in multiple skill sets as strategic customers, while our retail customers are primarily in a single location with sales and delivery handled primarily from a geographically local team and with relatively few headcount on assignment in one or two skill sets. We provide traditional staffing services for which we are paid predominantly on a time and materials basis. The contingent staff that we provide often work under the supervision of our customers.
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
Contingent workers are recruited through proprietary internet recruiting sites, independent web-based job search companies, and social networking talent communities through which we build and maintain proprietary databases of candidates from which we can fill current and future customer needs. The majority of contingent workers become Volt employees during the period of their assignment and we are responsible for the payment of wages, payroll taxes, workers’ compensation insurance, unemployment insurance and other benefits. Customers will sometimes hire Volt’s contingent workers as their own employees after a period of time, for which we usually receive a fee.
We also provide recruitment and direct placement services of specialists in the accounting, finance, administrative, call center, engineering, information technology, pharmaceutical, manufacturing, assembly and industrial support disciplines. These services are primarily provided on a contingency basis with fees earned only if our customers ultimately hire the candidates.
Technology Outsourcing Services and Solutions Segment
Our Technology Outsourcing Services and Solutions segment provides quality assurance services, including business intelligence and analytics and customer service support for companies in a variety of industries. Our global, integrated pre- and post-production quality assurance services and customer care services deliver end-to-end value for a range of consumer-facing technology companies, whose products include hardware, software, games, mobile products, and wearable devices. On October 27, 2017, we sold the quality assurance business of this segment.
We partner with companies of all sizes to get better products to market faster and deliver exceptional support for every stage of the product lifecycle. Our scalable services are customized to the way our clients work and provide the flexibility and expertise to improve operational agility, efficiency, and productivity.

•
Quality Assurance Services - Our services assisted in ensuring our customers’ product performs as designed. These services extended to game, hardware, software, consumer product and mobile product and service offerings. We also provide business intelligence and analytics services by assisting our customers in making informed business decisions through implementing quality assurance methodologies, which when combined with visibility of our customers’ data allows us to reduce inefficiencies and optimize our customers’ business.

•
Customer Care Services - We specialize in serving as an extension and collaborating with our customers, from help desk inquiries to advanced technical support, while maintaining the consumer relationships our customers have developed.

The Company is currently assessing potential changes to its reportable segments after the sale of the quality assurance business on October 27, 2017, and expects to complete this assessment in the first quarter of fiscal 2018.
Corporate and Other Category
Our Corporate and Other category consists of our North American managed service programs (“MSP”) business, information technology infrastructure services business, corporate services, telecommunication infrastructure and security services business, remote hire services business in India, staffing business in Uruguay as well as our Uruguayan telephone directory publishing and printing business. We sold our information technology infrastructure business during the second quarter of fiscal 2017. We also sold our staffing business in Uruguay during the first quarter of fiscal 2016, our telephone directory publishing and printing business during the third quarter of fiscal 2015 and substantially all of the assets of our telecommunication infrastructure and security services business during the fourth quarter of fiscal 2015.
Our MSP business consists of managing the procurement and on-boarding of contingent workers and a broad range of specialized solutions that includes managing suppliers and providing sourcing and recruiting support, statement of work management, supplier performance measurement, optimization and analysis, benchmarking of spend demographics and market rate analysis, consolidated customer billing, and supplier payment management. The workforce placed on assignment through our MSPs is usually provided by third-party staffing providers (“associate vendors”) or through our own staffing services. In most cases, we are only required to pay associate vendors after we receive payment from our customer. Our staffing services businesses also act as a subcontractor or associate vendor to other national providers in their MSPs. Our MSPs are typically administered through the use of vendor management system software (“VMS”) licensed from various VMS providers.
In addition, our MSP business provides payroll service solutions for our customers. With our payroll service solution (also known as referred services), the customer refers an individual to us, we employ the individual, and the individual works on an assignment for the customer at the customer’s worksite. We manage and administer the individual’s payroll, payroll taxes, workers’ compensation, and benefits.
Through the date of sale of Maintech in March 2017, our information technology infrastructure business provided IT hardware maintenance services on major brands of server, storage, network and desktop products to Fortune 1000 companies.  Other services provided include remote monitoring for corporate data centers and networks, and planning, migration and support services for clients seeking to migrate to a cloud environment.  We delivered our services across the United States and in major business centers globally and sold these services directly to corporate customers and through value-added resellers, partners and other resellers. Our target markets included financial services, telecommunications and aerospace.
Our corporate services provide entity-wide general and administrative functions that support all of our segments.
Our remote hire services in India provides skilled resources, infrastructure, and management for various practice areas including software development, engineering, web design, technical support, call center operations, sales and marketing, customer service, research, and back-office accounting and administration.
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

Business Strategy
Fiscal 2017 and 2016 were years where we continued to advance our strategic plan aimed to return to profitable growth. As we implemented our strategic plan, we continued to focus on three key elements: strengthening our foundation, reducing costs and enhancing margins, and generating top-line growth.
Strengthen the Foundation
The first key element of our strategic plan was to enhance our balance sheet and improve financial flexibility by divesting non-core businesses, monetizing non-strategic assets, and reducing and restructuring outstanding debt in order to improve our liquidity position and allow management to focus on our core businesses where we believe we are better positioned to add value to the Company.

In fiscal 2017, we sold our quality assurance business and information technology infrastructure business (Maintech). During fiscal 2016 and 2015, we sold our staffing business in Uruguay, our Computer Systems segment, the telephone directory publishing and printing business in Uruguay, and we exited our telecommunication infrastructure and security services government solutions business. Each of these businesses had significantly different risk and return profiles than our core staffing services. These divestitures also enabled the Company’s management to simplify the corporate structure and streamline operational focus on opportunities within our core staffing services business. We also successfully monetized non-strategic company-owned real estate over the last two fiscal years to further strengthen our liquidity position.

During fiscal 2017, we significantly reduced our outstanding debt by $47.1 million, or 48%, as compared to debt outstanding at the end of fiscal 2016. On January 8, 2018, the Company executed a commitment letter on a new accounts receivable securitization arrangement and we expect to close on such securitization shortly which will improve our debt maturity profile, providing additional runway to execute our turnaround plan.
Reduce Costs and Enhance Margins
The second key element of our strategic plan is to improve our cost structure and margins. We remain committed to delivering superior client service at a reasonable cost. We believe that building upon our established brands and reinforcing our customer relationships will position Volt to grow profitability and increase shareholder value. We are focused on increasing profitability through initiatives to increase revenues and improve margins, reduce operating expenses, provide superior delivery and expand profitable service offerings. We are pursuing these initiatives along with promoting a culture of disciplined execution to further expand our operating income. Key elements of our business strategy include:

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
Our goal is to simplify the organization by reducing the complexity of and streamlining our operational processes, all with a focus on aligning our support infrastructure with the requirements of the business. We believe that the results of the above actions will continue to ultimately drive higher revenues at improved margins.
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
As part of our overall initiative to improve our cost structure and margins which we believe will ultimately drive efficiencies and profitability, we further reduced our headcount within both corporate services and our business units. Due to these actions and the implementation of other initiatives focused on creating efficiencies, we have significantly improved our cost structure during fiscal 2017 and 2016. The improved cost structure and savings we have achieved have been partially offset in our results by the important investment in key new hires we made during the year to fortify our team.
We also believe our business with both existing and new clients had been impacted by out-of-date infrastructure and information technology systems. In an effort to increase our speed to market, increase operating efficiencies and reduce our operating costs, we deployed a new information technology system which encompasses our front-end recruitment and placement platform as well as our back-office financial suite. This upgrade is critical to our success as it will mitigate potential operating risks from outdated software and hardware, reduce costs and improve operating efficiencies and it will support our front-end recruitment and placement capabilities as well as increase efficiencies in our back-office financial suite. Ultimately, these upgrades should provide better management reporting tools and improve our time to market and competitiveness in sales delivery, which will support and enhance our future growth.

Generating Top-Line Growth
The third key element of our strategic plan is to generate top-line growth. We intend to improve top-line growth by taking a win, fill, grow approach: winning new profitable business, filling current orders and opportunities efficiently, and growing by expanding relationships with our existing clients.

Our strategy to win new business includes a continued investment in a talented salesforce and enhanced training to optimize our sales structure and effectiveness. We also plan to continue to focus on the cross-selling opportunities between our staffing and MSP businesses to drive new sales through collaborative selling strategies.

Our focus on filling our customers’ needs efficiently and with high-quality candidates is another key factor in our growth strategy. We have established capabilities in sourcing a high-quality contingent workforce. By investing in our recruiting teams and allocating more resources in key areas, we will capitalize on more opportunities within our current customer engagements.

The last area in our growth strategy is expanding within our existing customer base. Our continued strengths are our strong brand and long-standing customer relationships and our focus will be directed towards growth with these customers. We are placing significant emphasis on improving our customer relationship management capabilities through organizational realignment, increased employee training and expanding client relationship planning to broaden our understanding of the needs of our customers and to successfully anticipate and deliver the highest level of value-added service.

This win, fill, grow strategy is designed to optimize future revenue growth, strengthen the sales and sales support organizations with deep experience and strong leadership and provide high quality services to our customers.
In fiscal 2016, we completed the redesign of all our domestic compensation plans and compensation structure within our sales organization to reduce complexities and incentivize profitable growth. Compared to prior years, significantly more employees now have more of their compensation at risk and tied specifically to our revenue and operating income budget objectives. While this required a significant effort on behalf of our management and leadership teams, we feel these actions were necessary in driving a pay-for-performance culture at Volt and aligning our incentive structure with company-wide strategy and metrics.
Capital Allocation

We have prioritized our capital allocation strategy to strengthen our balance sheet and increase our competitiveness in the marketplace. The timing of these initiatives is highly dependent upon attaining the profitability objectives outlined in our plan. We also see this as an opportunity to demonstrate our ongoing commitment to Volt shareholders as we continue to execute on our plan and return to sustainable profitability. Our capital allocation strategy includes the following elements:

•
Maintaining appropriate levels of working capital. Our business requires a certain level of cash resources to efficiently execute operations. Consistent with similar companies in our industry and operational capabilities, we estimate this amount to be 1.5 to 2.0 times our weekly cash distributions on a global basis and must accommodate seasonality and cyclical trends;

•
Reinvesting in our business. We continue to execute on our company-wide initiative of disciplined reinvestment in our business including our new information technology systems which will support our front-end recruitment and placement capabilities as well as increase efficiencies in our back-office financial suite. We are also investing in our sales and recruiting process and resources, which is critical to drive profitable revenue growth;

•	Deleveraging our balance sheet. By lowering our debt level, we will strengthen our balance sheet, reduce interest costs and reduce risk going forward;

•	Returning capital to shareholders. Part of our strategy is to return capital to our shareholders when circumstances permit in connection with share buybacks through our share buyback program; and

•
Acquiring value-added businesses. Potentially, when circumstances permit, identifying and acquiring companies which would be accretive to our operating income and that could leverage Volt's scale, infrastructure and capabilities. Strategic acquisitions could potentially strengthen Volt in certain industry verticals or in specific geographic locations.

Customers
The Company serves multinational, national and local customers, providing staffing services (traditional time and materials-based as well as project-based), managed service programs, technology outsourcing services, information technology infrastructure services (and telecommunication infrastructure and operations services and telephone directory publishing and printing in Uruguay through the latter part of fiscal 2015). The Company had no single customer that accounted for more than 10% of consolidated net revenue in fiscal 2017, 2016 or 2015. Our top 10 customers represented approximately 30%, 27% and 30% of fiscal 2017, 2016 and 2015 revenue, respectively. The loss of one or more of these customers, unless the business is replaced, could have an adverse effect on our results of operations or cash flows.
In fiscal 2017, the Technology Outsourcing Services and Solutions segment's revenue had two customers which accounted for approximately 41% and 10%, respectively, of the total revenue of that segment.
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
For fiscal 2017, 2016 and 2015, 87%, 86% and 85% of our revenue, respectively, were from customers in the United States.
Competition
The markets in which Volt provides staffing services are highly competitive and saturated. As there are few significant barriers to entry, new entrants frequently appear, resulting in considerable market fragmentation. There are over 100 staffing companies in our industry with annual revenues over $300 million, some of whom are larger than us and have greater resources than we do. The largest companies in the industry collectively represent less than half of all staffing services revenues, and there are many smaller companies competing in varying degrees at local levels or in particular market sectors. Dominant leaders in the industry include Allegis, Adecco, Manpower Group, Randstad, Kelly Services, Inc. and TrueBlue, Inc.
In addition, there are numerous smaller local companies in the various geographic markets in which we operate. Companies in our industries primarily compete on price, service quality, new capabilities and technologies, marketing methods and speed of fulfilling assignments.
Intellectual Property

VOLT is the principal registered trademark for our brand in the United States. ARCTERN, PARTNER WITH US. COMPETE WITH ANYBODY, REMOTEHIRE and VOLTSOURCE are other registered trademarks in the United States. The Company also owns and uses common law trademarks and service marks.
We also own copyrights and license technology from many providers. We rely on a combination of intellectual property rights in the United States and abroad to protect our brand and proprietary information.

Seasonality
While fiscal 2017 did not follow the trend, our staffing services revenue and operating income are typically lowest in our first fiscal quarter due to the holiday season and are affected by customer facility closures during the holidays (in some cases for up to two weeks), and closures caused by severe weather conditions. The demand for our staffing services typically increases during our third and fourth fiscal quarters when customers increase the use of our administrative and industrial labor during the summer vacation period. The first couple of months of the calendar year typically have the lowest margins as employer payroll tax contributions restart each year in January. Margins typically increase in subsequent fiscal quarters as annual payroll tax contribution maximums are met, particularly for higher salaried employees.
Employees
As of October 29, 2017, Volt employed approximately 21,300 people, including approximately 19,800 who were on contingent staffing assignments. The workers on contingent staffing assignments are on our payroll for the length of their assignment.
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
Risk Factors
We maintain a risk management program which incorporates assessments by our officers, senior management and board of directors, as periodically updated. The following risks have been identified. You should carefully consider these risks along with the other information contained in this report. The following risks could materially and adversely affect our business and, as a result, our financial condition, results of operations, and the market price of our common stock. Other risks and uncertainties not known to us or that we currently do not recognize as material could also materially adversely affect our business and, as a result, our financial condition, results of operations, cash flows, and the market price of our common stock.
The contingent staffing industry is very competitive with few significant barriers to entry
The markets for Volt’s staffing services are highly competitive. There are few barriers to entry, so new entrants frequently appear resulting in considerable market fragmentation. There are over 100 staffing companies with annual revenues over $300 million, some of whom are larger than us and have greater resources than we do. These companies may be better able than we are to attract and retain qualified personnel, to offer more favorable pricing and terms, or otherwise attract and retain the business that we seek. In addition, some of our staffing services customers, generally larger companies, are mandated or otherwise motivated to utilize the services of small or minority-owned companies rather than publicly held corporations such as Volt, and have redirected substantial amounts of their staffing business to those companies. We also face the risk that certain of our current and prospective customers may decide to provide similar services internally.
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
Our business is adversely affected by weak economic and other business conditions
During periods of elevated unemployment levels demand for contingent and permanent personnel decreases, which adversely impacts our staffing services. During slower economic activity, many of our customers reduce their use of contingent workers before undertaking layoffs of their own employees, resulting in decreased demand for contingent workers. Decreased demand and higher unemployment levels result in lower levels of pay rate increases and increased pressure on our markup of staffing service rates, direct margins and higher unemployment insurance costs. As employees are reluctant to risk changing employers during periods of elevated unemployment levels, there are fewer openings available resulting in reduced activity in permanent placements. In recent years, many of our customers have significantly reduced their workforce, including their use of contingent labor.
Our credit facility contains financial covenants that may limit our ability to take certain actions
We remain dependent upon others for our financing needs and our current credit facility includes certain financial covenants. These covenants could constrain the execution of our business strategy and growth plans. Our ability to continue to meet these financial covenants is not assured.  If we default under any of these requirements, our lenders could declare all outstanding borrowings, accrued interest and fees due and payable or significantly increase the cost of the facility. Under such circumstances, there could be no assurance that we would have sufficient liquidity to repay or refinance the indebtedness at favorable rates or at all. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. As of October 29, 2017, we were in compliance with all of the covenant requirements, as amended.
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

Improper disclosure of sensitive or confidential employee or customer data, including personal data, could result in liability and harm our reputation
Our business involves the use, storage and transfer of certain information about our full-time and contingent employees, customers and other individuals. This information contains sensitive or confidential employee and customer data, including personally identifiable information. Cyber-attacks or other data breaches, as well as risks associated with compliance with applicable data privacy laws, could have an adverse effect on our systems, services, reputation and financial results. It is possible that our security controls over sensitive or confidential data and other practices we and our third-party service providers follow may not prevent improper access to, or disclosure of, such information. Such disclosure could harm our reputation and subject us to liability under our contracts and data privacy laws in various countries and jurisdictions, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which are not uniform and may possibly conflict in jurisdictions and countries where we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.
The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to secure our systems and comply with mandatory privacy and security standards and protocols imposed by laws, regulations, industry standards or contractual obligations.
Additionally, our employees and certain of our third-party service providers may have access or exposure to sensitive customer data and systems. The misuse of information could result in contractual and legal liability for us due to the actions or inactions of our employees or vendors.
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
Additionally, we risk liability to our customers for the actions or inactions of our employees, including those individuals employed on a contingent basis that may cause harm to our customers. Such actions may be the result of negligence or misconduct on the part of our employees, damage to customer facilities or property due to negligence, criminal activity and other similar claims. In some cases, we must indemnify our customers for certain acts of our employees, and certain customers have negotiated broad indemnification provisions. We also may incur fines, penalties and losses that are not covered by insurance or negative publicity with respect to these matters. There can be no assurance that the policies and procedures we have in place will be effective or that we will not experience losses due to these risks.
In addition, we may face claims related to violations of wage and hour regulations, Fair Credit Reporting Act violations, discrimination, harassment, negligence or misconduct by our employees, and claims relating to the misclassification of independent contractors, among other types of claims.
Costs related to litigation, legal proceedings and investigations could adversely impact our financial condition
We may be involved in pending and threatened legal proceedings brought by third parties and investigations by government and regulatory agencies from time to time, the outcomes of which are inherently uncertain and difficult to predict. It is uncertain at what point any such matters may affect us, and there can be no assurance that our financial resources or insurance policies are sufficient to cover the cost of any or all of such claims. Therefore, there can be no assurance that such matters would not have an adverse effect on our financial condition, results of operations or cash flows.

Our information technology projects may not yield their intended results

We currently have internal information technology projects in process, including the recent implementation of new applicant onboarding and tracking and ERP systems. Although the technology is intended to increase productivity and operating efficiencies, these projects may not yield their intended results or may deliver an adverse user or customer experience. We may incur significant costs in connection with the implementation of these technologies, or fail to successfully implement these technology initiatives or achieve the anticipated efficiencies from such projects, any of which could adversely affect our operations, liquidity and financial condition.

The loss of major customers could adversely impact our business
We experience revenue concentration with large customers within certain operating segments. Although we have no customer that represents over 10% of our consolidated revenue, there are customers that exceed 10% of revenues within certain segments. The deterioration of the financial condition or business prospects of these customers or multiple customers in a similar industry, or similar customers that are interdependent could have a material adverse effect on our business, financial condition and results of operations. This risk may also arise if these customers move to an inhouse staffing model and absorb our employees on assignment at low or no cost.
Additionally, any reductions, delays or cancellation of contracts with any of our key customers or the loss of one or more key customers could materially reduce our revenue and operating income. There can be no assurance that our current customers will continue to do business with us or that contracts with existing customers will continue at current or historical levels.
Failure to maintain adequate financial and management processes and internal controls could lead to errors in our financial reporting
The accuracy of our financial reporting is dependent on the effectiveness of our internal controls, including information technology controls. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis. These circumstances could lead to a significant decrease in the trading price of our shares, or the delisting of our shares from the NYSE AMERICAN, which would harm our shareholders.
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

The United Kingdom’s (“U.K.”) referendum to exit from the European Union (“E.U.”) will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition
On June 23, 2016, the U.K. voted to exit from the E.U. (commonly referred to as “Brexit”). The terms of Brexit and the resulting U.K./E.U. relationship are uncertain for companies doing business both in the U.K. and the overall global economy. The U.K. vote has impacted global markets, including various currencies, and resulted in a sharp decline in the value of the British Pound as compared to the U.S. dollar and other major currencies.  The fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions. Volatility in the securities markets and in currency exchange rates may continue as the U.K. negotiates its exit from the E.U. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.
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
Many of our contracts provide no minimum purchase requirements, are cancellable during the term, or both
In our staffing services business, most contracts are not sole source, and many of our contracts, even those with multi-year terms, provide no assurance of any minimum amount of revenue. Under many of these contracts we still must compete for each individual placement or project. In addition, many of our contracts contain cancellation provisions under which the customer can cancel the contract at any time or on relatively short notice, even if we are not in default under the contract. Therefore, these contracts do not provide the assurances that typical long-term contracts often provide and are inherently uncertain with respect to the amount of revenue and earnings we may recognize. Consequently, in all our business segments, if customers do not utilize our services under existing contracts or do not renew existing contracts, our results of operations or cash flows could be adversely affected.
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
We rely extensively on our information technology systems which are vulnerable to damage and interruption
We rely on information technology networks and systems, including the Internet and cloud services, to process, transmit and store electronic and financial information, manage a variety of business processes and activities, and comply with regulatory, legal and tax requirements. We depend on our information technology infrastructure for digital marketing activities, collection and retention of customer data, employee information and for electronic communications among our locations, personnel, customers and suppliers around the world. These information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Our sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results, if our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner.
We are dependent upon the quality of our personnel
Our operations are dependent upon our ability to attract and retain skilled personnel, for temporary assignments for customers and projects at clients our staffing services as well as in the areas of implementation and upgrading of internal systems. The availability of such skilled personnel is dependent upon a number of economic and demographic conditions. We may, in the future, find it difficult or more costly to hire such personnel in the face of competition from our competitors.
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
Our customers are requiring extensive insurance coverage and are requesting insurance endorsements that are not available under standard monoline policies. There can be no assurance that we will be able to negotiate acceptable compromises with customers or negotiate appropriate changes in our insurance contracts. This may adversely affect our ability to take on new customers or accepted changes in insurance terms with existing customers.
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
Decline in our operating results could lead to impairment charges relating to our goodwill and long-lived assets

We regularly monitor our goodwill and long-lived assets for impairment indicators. The Company performs its annual impairment review of goodwill in its second fiscal quarter and when a triggering event occurs between annual impairment tests. In conducting our impairment analysis of long-lived assets, when a trigger event occurs, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant noncash charge to earnings that could adversely affect our results of operations.
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
Certain shareholders, whose interests may differ from those of other shareholders, own a significant percentage of our common stock and are able to exercise significant influence over Volt
Ownership of a significant amount of our outstanding common stock is concentrated among certain shareholders, including related family members and certain funds. Although there can be no assurance as to how these shareholders will vote, if they were to vote in the same manner, certain combinations of these shareholders might be able to control the composition of our Board of Directors and other matters requiring shareholder approval and could continue to have significant influence over our affairs. The interests of our substantial shareholders may not align with those of our other shareholders.
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
We lease space in approximately 100 other facilities worldwide, excluding month-to-month leases, each of which consists of less than 20,000 square feet. The Company's leases expire at various times from 2018 until 2031.
At times, we lease space to others in the buildings that we occupy if we do not require the space for our own business. We believe that our facilities are adequate for our presently anticipated uses, and we are not dependent upon any individual leased premises.
For additional information pertaining to lease commitments, see our Note 19(a) on Commitments and Contingencies in our Consolidated Financial Statements.

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
Our common stock is traded on the NYSE AMERICAN under the symbol “VISI”. The following table sets forth, for the periods indicated, the high and low sales prices or the high and low bid quotations for our common stock for the fiscal years ended October 29, 2017 and October 30, 2016. The over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Period		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017	High	$8.45	$8.65	$6.35	$4.10
	Low	$5.70	$5.75	$3.65	$2.20
2016	High	$8.56	$8.02	$7.52	$7.00
	Low	$7.38	$6.48	$5.68	$5.69
On January 5, 2018, there were 267 holders of record of our common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.
Dividends

Cash dividends have not been paid for the three fiscal years ended October 29, 2017 and through the date of this report.
Issuer Purchases of Equity Securities

On January 14, 2015, the Board of Directors approved a 36-month share repurchase program of up to 1,500,000 shares of the Company's common stock that began on January 19, 2015, replacing the prior program. There were no shares purchased in the fourth quarter of fiscal 2017.

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

300
250
200
150
100
50
-
2012
2013
2014
2015
2016
2017
Volt
Russ2000
SP1500-HR

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended October 29, 2017, October 30, 2016, November 1, 2015, November 2, 2014 and November 3, 2013. The data below should be read in conjunction with, and is qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and notes thereto. The financial information presented may not be indicative of our future performance.
Volt Information Sciences, Inc. and Subsidiaries
Selected Financial Data

For the year ended, (in thousands, except per share data)	October 29, 2017	October 30, 2016	November 1, 2015	November 2, 2014	November 3, 2013
	52 weeks	52 weeks	52 weeks	52 weeks	53 weeks
STATEMENT OF OPERATIONS DATA
Net revenue	$1,194,436	$1,334,747	$1,496,897	$1,710,028	$2,017,472
Operating income (loss)	$39,163	$(5,889)	$(12,760)	$4,786	$(7,252)
Income (loss) from continuing operations, net of income taxes	$28,825	$(14,570)	$(19,786)	$(3,387)	$(12,743)
Loss from discontinued operations, net of income taxes	$(1,693)	$—	$(4,834)	$(15,601)	$(18,132)
Net income (loss)	$27,132	$(14,570)	$(24,620)	$(18,988)	$(30,875)
PER SHARE DATA:
Basic:
Income (loss) from continuing operations	$1.38	$(0.70)	$(0.95)	$(0.16)	$(0.61)
Loss from discontinued operations	(0.08)	—	(0.23)	(0.75)	(0.87)
Net income (loss)	$1.30	$(0.70)	$(1.18)	$(0.91)	$(1.48)
Weighted average number of shares	20,942	20,831	20,816	20,863	20,826
Diluted:
Income (loss) from continuing operations	$1.37	$(0.70)	$(0.95)	$(0.16)	$(0.61)
Loss from discontinued operations	(0.08)	—	(0.23)	(0.75)	(0.87)
Net income (loss)	$1.29	$(0.70)	$(1.18)	$(0.91)	$(1.48)
Weighted average number of shares	21,017	20,831	20,816	20,863	20,826

(in thousands)	October 29, 2017	October 30, 2016	November 1, 2015	November 2, 2014	November 3, 2013

BALANCE SHEET DATA
Cash and cash equivalents	$37,077	$6,386	$10,188	$6,723	$8,855
Working capital	$81,881	$134,086	$143,184	$59,893	$69,633
Total assets	$284,809	$316,465	$326,826	$424,332	$501,340
Short-term borrowings, including current portion of long-term debt	$50,000	$2,050	$982	$129,417	$168,114
Long-term debt, excluding current portion	$—	$95,000	$106,313	$7,216	$8,127
Total stockholders’ equity	$83,994	$48,965	$64,491	$91,394	$110,241
Note - Cash dividends were not paid during the above periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Special items generally include impairments, restructuring and severance charges as well as certain income or expenses not indicative of our current or future period performance. In addition, as a result of our Company's strategic reorganization, which included changes to executive management and the Board of Directors as well as the ongoing execution of new strategic initiatives, certain charges were included as special items, in fiscal 2016 and fiscal 2015, which were not historically common operational expenditures for us. These additional charges included professional search fees, certain board compensation and other professional service fees. While we believe that the inclusion of these charges as special items was useful in the evaluation of our results compared to prior periods, we do not anticipate that these items will be included in our Non-GAAP measures in the future.

Segments

Our current reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) Technology Outsourcing Services and Solutions. The non-reportable businesses are combined and disclosed with corporate services under the category Corporate and Other.

Effective in the first quarter of fiscal 2017, in an effort to simplify and refine its internal reporting, the Company modified its intersegment sales structure between the North American Staffing and Technology Outsourcing Services and Solutions segments. The resulting changes were as follows:

•	Intersegment revenue for North American Staffing from Technology Outsourcing Services and Solutions is based on a set percentage of direct labor dollars for recruiting and administrative services; and

•
The direct labor costs associated with the contingent employees placed by North American Staffing on behalf of Technology Outsourcing Services and Solutions’ customers are directly borne by the Technology Outsourcing Services and Solutions segment instead of by North American Staffing.

To provide period over period comparability, the Company has reclassified the prior period segment data to conform to the current presentation. This change did not have any impact on the consolidated financial results for any period presented.

We report our segment information in accordance with the provisions of FASB ASC Topic 280. The Company is currently assessing potential changes to its reportable segments after the sale of the quality assurance business on October 27, 2017, and expects to complete this assessment in the first quarter of fiscal 2018.

Overview

We are a global provider of staffing services (traditional time and materials-based as well as project-based). Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily administrative and light industrial (“commercial”) as well as technical, information technology and engineering (“professional”) positions. Our managed service programs (“MSP”) involves managing the procurement and on-boarding of contingent workers from multiple providers. Our technology outsourcing services consisted primarily of customer care services and quality assurance services; however only the call center services remain following the sale of the quality assurance business on October 27, 2017. Also, through the date of the sale of Maintech, Incorporated ("Maintech") in March 2017, we provided information technology infrastructure services. Our information technology infrastructure services provided server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations.

As of October 29, 2017, we employed approximately 21,300 people, including 19,800 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from 100 locations worldwide with approximately 87% of our revenues generated in the United States. Our principal international markets include Europe, Canada and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

Recent Developments

Financing Program
On January 8, 2018, the Company executed a commitment letter on a new accounts receivable securitization arrangement and we expect to close on such securitization shortly which will improve our debt maturity profile, providing additional runway to execute our turnaround plan.
On January 11, 2018, the Company entered into Amendment No. 10 to the PNC Financing Program, which gives us the option to extend the termination date of the program from January 31, 2018 to March 2, 2018, and amends the financial covenant requiring the Company to meet the minimum earnings before interest and taxes level for the fiscal quarter ended October 29, 2017. All other material terms and conditions remain substantially unchanged, including interest rates.
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act ("The Act"), was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations.  We are in the process of quantifying the tax impacts of The Act.  As a result of The Act, we expect there will be one-time adjustments for the re-measurement of deferred tax assets (liabilities) and the deemed repatriation tax on the unremitted foreign earnings and profits. Given our valuation allowance, we do not expect the adjustment to materially impact our income tax provision or balance sheet. The Company is in the process of quantifying the impact of the Act and will record any adjustments in accordance with the guidance provided in SAB118.

Consolidated Results of Continuing Operations and Financial Highlights (Fiscal 2017 vs. Fiscal 2016)
Results of Continuing Operations by Segment (Fiscal 2017 vs. Fiscal 2016)

	Year Ended October 29, 2017
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Elimination (2)
Net revenue	$1,194,436	$919,260	$119,762	$100,847	$61,025	$(6,458)
Cost of services	1,007,041	782,405	101,064	80,358	49,672	(6,458)
Gross margin	187,395	136,855	18,698	20,489	11,353	—

Selling, administrative and other operating costs	197,130	119,320	15,836	14,496	47,478	—
Restructuring and severance costs	1,379	382	14	39	944	—
Gain from divestitures	(51,971)	—	—	—	(51,971)	—
Settlement and impairment charges	1,694	—	—	—	1,694	—
Operating income	39,163	17,153	2,848	5,954	13,208	—
Other income (expense), net	(6,950)
Income tax provision	3,388
Income from continuing operations	28,825
Loss from discontinued operations, net of income taxes	(1,693)
Net income	$27,132

	Year Ended October 30, 2016
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Elimination (2)
Net revenue	$1,334,747	$994,346	$131,496	$106,585	$114,772	$(12,452)
Cost of services	1,132,253	847,483	112,035	87,731	97,456	(12,452)
Gross margin	202,494	146,863	19,461	18,854	17,316	—

Selling, administrative and other operating costs	203,930	122,576	16,402	13,029	51,923	—
Restructuring and severance costs	5,752	1,117	702	327	3,606	—
Gain from divestitures	(1,663)	—	—	—	(1,663)	—
Settlement and impairment charges	364	—	—	—	364	—
Operating income (loss)	(5,889)	23,170	2,357	5,498	(36,914)	—
Other income (expense), net	(6,506)
Income tax provision	2,175
Net loss	$(14,570)

(1) Revenues are primarily derived from managed service programs and information technology infrastructure services through the date of sale of Maintech in March 2017.
(2) The majority of intersegment sales results from North American Staffing providing resources to Technology Outsourcing Services and Solutions.
Results of Continuing Operations by Segments (Fiscal 2017 vs. Fiscal 2016)
Net Revenue
Net revenue in fiscal 2017 decreased $140.3 million, or 10.5%, to $1,194.4 million from $1,334.7 million in fiscal 2016. The revenue decline was driven by decreases in our North American Staffing segment of $75.0 million, a decrease from the sale of Maintech of $47.8 million as well as a decrease in our International Staffing segment of $11.7 million.
The North American Staffing segment revenue decline was primarily driven by lower demand from our customers in both our professional and commercial job families. Declines in demand were most prevalent with our customers in the aerospace industry resulting from our customers experiencing decreased demand for their services and the completion of a large project.

Our revenue was also impacted by other industries experiencing decreased demand for their services as well as changes in their staffing models.
The International Staffing segment revenue declined $11.7 million primarily driven by the impact of foreign exchange rate fluctuations of $7.9 million. On a constant currency basis and excluding the impact of countries in which we no longer have operations, International Staffing declined $2.8 million, or 2.3%, primarily due to lower demand in the United Kingdom partially offset by increases in Belgium and Singapore.
The Technology Outsourcing Services and Solutions segment revenue declined $5.8 million primarily due to lower volume from our quality assurance services prior to the sale of the quality assurance business, partially offset by increased volume in our customer care services.
The Corporate and Other category revenue decline of $53.8 million was primarily attributable to a $47.8 million decline as a result of the sale of Maintech in March 2017 and a $4.7 million decline in our North American MSP business due to lower volume from contracts that were not renewed in the latter half of fiscal 2016.
Cost of Services and Gross Margin
Cost of services in fiscal 2017 decreased $125.3 million, or 11.1%, to $1,007.0 million from $1,132.3 million in fiscal 2016. This decrease was primarily the result of fewer staff on assignment, consistent with the related decrease in revenues in all segments as well as a decrease in Corporate and Other due to the sale of Maintech in March 2017. Gross margin as a percent of revenue in fiscal 2017 increased to 15.7% from 15.2% in fiscal 2016. The increase in gross margin as a percent of revenue was due in part to the sale of non-core businesses in fiscal 2017 and 2016. Excluding these businesses, gross margins in fiscal 2017 increased to 15.7% from 15.4% in fiscal 2016. This increase in gross margin was primarily in our Technology Outsourcing Services and Solutions segment, which experienced higher costs in fiscal 2016 on several lower margin quality assurance projects and improved margins on certain customer care projects in fiscal 2017.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in fiscal 2017 decreased $6.8 million, or 3.3%, to $197.1 million from $203.9 million in fiscal 2016, primarily due to on-going cost reductions in all areas of the business, Maintech and other non-core businesses sold of $4.7 million, and the release of a reserve related to the dissolution of the Employee Welfare Benefit Trust of $1.4 million. These decreases were partially offset by higher depreciation and software license expenses related to completion of the first phase of the upgrade of our back-office financial suite and information technology tools and a reserve for our 401k non-discrimination testing. As a percent of revenue, these costs were 16.5% and 15.3% in fiscal 2017 and 2016, respectively.
Restructuring and Severance Costs
The Company implemented a cost reduction plan in the first quarter of fiscal 2016, and incurred restructuring and severance costs of $1.4 million and $5.8 million in fiscal 2017 and 2016, respectively, primarily resulting from a reduction in workforce.
Gain from Divestitures
In the fourth quarter of fiscal 2017, we completed the sale of the quality assurance business within our Technology Outsourcing Services and Solutions segment to Keywords Studio plc and recognized a gain on the sale of $48.0 million.
In the second quarter of fiscal 2017, we completed the sale of Maintech to Maintech Holdings LLC, a newly formed holding company and affiliate of Oak Lane Partners, LLC and recognized a gain on the sale of $3.9 million.
In the second quarter of fiscal 2016, we closed on the sale of real property comprised of land and a building in San Diego, California. There was no mortgage on the property and the gain recorded on the sale was $1.7 million.
Settlement and Impairment Charges
In October 2017, we entered into a settlement agreement with NewNet Communication Technologies, LLC. The settlement agreement relates to our previously disclosed sale of our Computer Systems segment pursuant to the Membership Interest Purchase Agreement. As a result of an early payment of the note in the fourth quarter of fiscal 2017, the Company recorded a settlement charge of $1.4 million.

The Company determined that a previously purchased software module will not be used as part of the new back-office financial suite, which resulted in an impairment charge of $0.3 million recorded and disclosed in the second quarter of fiscal 2017 and $0.4 million in the fourth quarter of fiscal 2016.
Other Income (Expense), net
Other expense in fiscal 2017 increased $0.4 million, or 6.8%, to $6.9 million from $6.5 million in fiscal 2016, primarily related to increased interest expense as a result of higher rates partially offset by lower non-cash foreign exchange gains and losses on intercompany balances.
Income Tax Provision
Income tax provision in fiscal 2017 amounted to $3.4 million compared to $2.2 million in fiscal 2016. In fiscal 2017, the provision included additional state and foreign taxes from the sale of non-core businesses. These increases were partially offset by the release of uncertain tax positions related to the closure of the IRS audit and associated state audits. The provision in fiscal 2017 and 2016 primarily related to locations outside of the United States.
Discontinued Operations
In October 2017, we entered into a settlement agreement with NewNet Communication Technologies, LLC. The settlement agreement relates to our previously disclosed sale of our Computer Systems segment pursuant to the Membership Interest Purchase Agreement. The result of the settlement, which included a working capital adjustment and certain indemnity claims, is presented as discontinued operations and excluded from continuing operations and from segment results in fiscal 2017.

Consolidated Results of Continuing Operations and Financial Highlights (Fiscal 2016 vs. Fiscal 2015)

Results of Continuing Operations by Segment (Fiscal 2016 vs. Fiscal 2015)

	Year Ended October 30, 2016
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Elimination (2)
Net revenue	$1,334,747	$994,346	$131,496	$106,585	$114,772	$(12,452)
Cost of services	1,132,253	847,483	112,035	87,731	97,456	(12,452)
Gross margin	202,494	146,863	19,461	18,854	17,316	—

Selling, administrative and other operating costs	203,930	122,576	16,402	13,029	51,923	—
Restructuring and severance costs	5,752	1,117	702	327	3,606	—
Gain from divestitures	(1,663)	—	—	—	(1,663)	—
Settlement and impairment charges	364	—	—	—	364	—
Operating income (loss)	(5,889)	23,170	2,357	5,498	(36,914)	—
Other income (expense), net	(6,506)
Income tax provision	2,175
Net loss	$(14,570)

	Year Ended November 1, 2015
(in thousands)	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other	Elimination (2)
Net revenue	$1,496,897	$1,059,847	$147,649	$135,886	$168,422	$(14,907)
Cost of services	1,268,363	907,422	127,699	108,309	139,840	(14,907)
Gross margin	228,534	152,425	19,950	27,577	28,582	—

Selling, administrative and other operating costs	231,033	131,277	18,990	15,545	65,221	—
Restructuring and severance costs	3,635	705	357	—	2,573	—
Settlement and impairment charges	6,626	1,900	—	—	4,726	—
Operating income (loss)	(12,760)	18,543	603	12,032	(43,938)	—
Other income (expense), net	(2,380)
Income tax provision	4,646
Net loss from continuing operations	(19,786)
Loss from discontinued operations, net of income taxes	(4,834)
Net loss	$(24,620)

(1) Revenues are primarily derived from managed service programs.
(2) The majority of intersegment sales results from North American Staffing providing resources to Technology Outsourcing Services and Solutions.
Net Revenue
Net revenue in fiscal 2016 decreased $162.2 million, or 10.8%, to $1,334.7 million from $1,496.9 million in fiscal 2015. The revenue decline was driven by decreases in our North American Staffing segment of $65.5 million, Technology Outsourcing Services and Solutions segment of $29.3 million, International Staffing segment of $16.2 million and Corporate and Other category of $53.7 million.
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
The Technology Outsourcing Services and Solutions segment revenue declined $29.3 million primarily due to lower volume from a large customer in both our application testing and call center service offerings. The International Staffing segment revenue declined $16.2 million primarily as a result of foreign exchange rate fluctuations following Brexit and the closure of several unprofitable locations.
The Corporate and Other category revenue decline of $53.7 million was primarily attributable to a $25.3 million loss of revenue from non-core businesses which were sold during fiscal 2015 and a $27.9 million decline in our North American MSP and our information technology infrastructure services businesses in part due to lower volume and a decision not to pursue continued business with a certain customer.
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
Gain from Divestitures
We closed on the sale of real property comprised of land and a building in San Diego, California during the second quarter of fiscal 2016. There was no mortgage on the property and the gain recorded on the sale was $1.7 million.
Settlement and Impairment Charges
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
Other Income (Expense), net
Other expense in fiscal 2016 increased $4.1 million, or 173.4%, to $6.5 million from $2.4 million in fiscal 2015, primarily related to increased non-cash foreign exchange gains and losses on intercompany balances and the amortization of deferred financing fees. Also, other expense in fiscal 2015 included the gain on the sale of non-core businesses.
Income Tax Provision
Income tax provision in fiscal 2016 amounted to $2.2 million compared to $4.6 million in fiscal 2015, primarily related to locations outside of the United States.

Discontinued Operations
In December 2014, we completed the sale of our Computer Systems segment. The results of the Computer Systems segment are presented as discontinued operations and excluded from continuing operations and from segment results in fiscal 2015.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and proceeds from our financing arrangements. On January 8, 2018, the Company executed a commitment letter on a new accounts receivable securitization arrangement and we expect to close on such securitization shortly which will improve our debt maturity profile, providing additional runway to execute our turnaround plan. Borrowing capacity under our financing arrangements is directly impacted by the level of accounts receivable which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 30 - 45 day credit terms, with few extenuating exceptions, while our payroll and certain taxes are paid weekly.

We manage our cash flow and related liquidity on a global basis. We fund payroll, taxes and other working capital requirements using cash supplemented as needed from our borrowings. Our weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $20.0 million. We generally target minimum global liquidity to be 1.5 to 2.0 times our average weekly requirements. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements.

As of January 12, 2018, we have outstanding debt of $50.0 million under our current PNC Financing Program which expires on January 31, 2018, with an option to extend until March 2, 2018. We have signed a commitment letter for a new financing arrangement for a period covering at least 12 months from the issuance of our financial statements. Without a financing program in place, the Company would not be able to meet its obligations, primarily the payment of outstanding borrowings under its current PNC Financing, for a period of 12 months following January 12, 2018. We believe that the execution of the new financing agreement is probable and anticipate the closing prior to the expiration of our current agreement. Additionally, we have received a proposal with specified terms from another lender as a contingency. Both of these financing options have similar securitization structures to our existing agreement and we expect to be in compliance with the covenants under either agreement.

Once the new financing program is in place, the Company’s cash flow from operations and planned liquidity will be sufficient to meet its cash needs for the next twelve months.

Capital Allocation

We have prioritized our capital allocation strategy to strengthen our balance sheet and increase our competitiveness in the marketplace. The timing of these initiatives is highly dependent upon attaining the profitability objectives outlined in our plan. We also see this as an opportunity to demonstrate our ongoing commitment to Volt shareholders as we continue to execute on our plan and return to sustainable profitability. Our capital allocation strategy includes the following elements:

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

•	Deleveraging our balance sheet. By lowering our debt level, we will strengthen our balance sheet, reduce interest costs and reduce risk going forward;

•	Returning capital to shareholders. Part of our strategy is to return capital to our shareholders when circumstances permit in connection with share buybacks through our share buyback program; and

•
Acquiring value-added businesses. Potentially, when circumstances permit, identifying and acquiring companies which would be accretive to our operating income and that could leverage Volt's scale, infrastructure and capabilities. Strategic acquisitions could potentially strengthen Volt in certain industry verticals or in specific geographic locations.

Initiatives to Improve Operating Income, Cash Flows and Liquidity

We continue to make progress on several initiatives undertaken to enhance our liquidity position and shareholder value.

In October 2017, we completed the sale of the quality assurance business within the Technology Outsourcing Services and Solutions segment and received net proceeds of $66.8 million after certain transaction related fees and expenses that were used to reduce outstanding debt by $50.0 million.

In March 2017, we completed the sale of Maintech and received gross proceeds of $18.3 million. The net proceeds from the transaction amounted to $13.1 million after certain transaction related fees and expenses and repayment of loan balances. Due to the sale of Maintech, our minimum liquidity requirement under our PNC Financing Program increased from $20.0 million to $25.0 million until the PNC Financing Program was subsequently amended in August 2017.

In February 2017, the IRS approved the federal portion of the IRS refund from the filing of our amended tax returns for our fiscal years 2004 through 2010 and we received $13.8 million. The remaining receivable of approximately $1.6 million relates to refunds as a result of the IRS audit conclusion as well as current activity, and the majority is expected to be received within the next fiscal quarter.

Entering fiscal 2018, we have significant tax benefits including federal net operating loss carryforwards of $155.7 million and U.S. state NOL carryforwards of $195.2 million, which are fully reserved with a valuation allowance as well as federal tax credits of $48.2 million, which we will be able to utilize against future profits resulting from our strategic initiatives. We also have capital loss carryforwards of $13.5 million, which we will be able to utilize against future capital gains that may arise in the near future.

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
In fiscal 2016, we implemented a cost reduction plan as part of our overall initiative to become more efficient, competitive and profitable. We incurred restructuring and severance costs of $5.8 million, excluding $1.1 million relating to Maintech, primarily resulting from a reduction in workforce, facility consolidation and lease termination costs. These actions taken, in fiscal 2016 and fiscal 2017, will result in net annualized labor savings of approximately $17.0 million. Consistent with our ongoing strategic efforts, cost savings will be used to strengthen our operations.

Liquidity Outlook and Further Considerations

As previously noted, our primary sources of liquidity are cash flows from operations and proceeds from our bank financing programs. Both operating cash flows and borrowing capacity under our financing arrangements are directly related to the levels of accounts receivable generated by our businesses. As accounts receivable increases based on sales growth, the level of borrowing capacity increases. However, our operating cash flow may initially decrease as we fund the revenue growth. As the business grows, we would need to borrow funds to ensure adequate amounts of liquidity to fund operational requirements.

We are subject to certain covenants under our PNC Financing Program, including a minimum liquidity threshold and minimum Earnings Before Interest and Taxes (EBIT) as defined. The minimum liquidity threshold test is performed weekly whereby we must maintain a minimum liquidity level comprised of the sum of availability under our PNC Financing Program and unrestricted global cash. As of October 29, 2017, our minimum liquidity threshold was $5.0 million with a $35.0 million block on our borrowing base availability.

Our PNC Financing Program is subject to termination under certain events of default such as breach of covenants, including the aforementioned liquidity and EBIT covenants. At October 29, 2017, we were in compliance with all debt covenants, as amended. We believe, based on our 2018 plan, we will continue to be able to meet our covenants.

On January 8, 2018, the Company executed a commitment letter on a new accounts receivable securitization arrangement and we expect to close on such securitization shortly which will improve our debt maturity profile, providing additional runway to execute our turnaround plan.

The following table sets forth our cash and global liquidity levels at the end of our last fiscal five quarters and our most recent week ended:

Global Liquidity
(in thousands)	October 30, 2016	January 29, 2017	April 30, 2017	July 30, 2017	October 29, 2017	January 5, 2018

Cash and cash equivalents (a)	$6,386	$19,018	$20,743	$16,357	$37,077

Cash in banks (b)	$11,248	$24,805	$24,080	$18,981	$40,685	$42,967
PNC Financing Program	33,986	16,445	31,837	14,445	54,129	44,405
Short-Term Credit Facility - BofA	3,291	2,709	—	—	—	—
Global liquidity	$48,525	$43,959	$55,917	$33,426	$94,814	$87,372

(a) Per financial statements.
(b) Amount generally includes outstanding checks.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	For the Year Ended
(in thousands)	October 29, 2017	October 30, 2016	November 1, 2015
Net cash provided by (used in) operating activities	$4,569	$(7,611)	$43,324
Net cash provided by (used in) investing activities	72,666	18,840	(7,428)
Net cash used in financing activities	(48,290)	(11,386)	(24,059)
Effect of exchange rate changes on cash and cash equivalents	1,746	(3,645)	(924)
Net cash used in discontinued operations	—	—	(7,237)
Net increase (decrease) in cash and cash equivalents	$30,691	$(3,802)	$3,676
Fiscal Year Ended October 29, 2017 Compared to the Fiscal Year Ended October 30, 2016
Cash Flows – Operating Activities

The net cash provided by operating activities in fiscal 2017 was $4.6 million, an increase of $12.2 million from 2016. This increase resulted primarily from the receipt of the IRS refund of $13.8 million and the net settlement of the NewNet note and working capital adjustment of $5.0 million partially offset by a decrease in cash provided by operating assets and liabilities, primarily from accounts payable and accrued expenses.

Cash Flows – Investing Activities

The net cash provided by investing activities in fiscal 2017 was $72.7 million, principally from the net proceeds from the sale of the quality assurance business of $65.9 million through October 29, 2017 and the sale of Maintech of $15.2 million partially offset by the purchases of property, equipment and software of $9.3 million primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools. The net cash provided by investing activities in fiscal 2016 was $18.8 million, principally from the sale of property (our Orange, CA and San Diego, CA facilities) and equipment of $36.6 million, partially offset by the purchases of property, equipment and software of $17.6 million primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools.
Cash Flows – Financing Activities

The net cash used in financing activities in fiscal 2017 was $48.3 million principally from the net repayment of borrowings of $47.1 million. The net cash used in financing activities in fiscal 2016 was $11.4 million principally from repayment of long-term debt of $7.3 million as a result of the sale-leaseback of our Orange, California facility and the net repayment of borrowings of $3.0 million
Fiscal Year Ended October 30, 2016 Compared to the Fiscal Year Ended November 1, 2015
Cash Flows – Operating Activities

The net cash used in operating activities in fiscal 2016 was $7.6 million, a decrease of $50.9 million from fiscal 2015. This decrease resulted primarily from increased demands on working capital relating to the year over year change in accounts receivable that was not as substantial as in the prior fiscal year as well as the change in prepaid insurance and other assets as a substantial portion of our collateral relating to our casualty program was received in the prior fiscal year. In fiscal 2015, the change from a casualty incurred loss program to a paid loss program returned cash collateral of approximately $22.0 million to us for the converted policy years.
Cash Flows – Investing Activities

The net cash provided by investing activities in fiscal 2016 was $18.8 million, principally from the sale of property (our Orange, CA and San Diego, CA facilities) and equipment of $36.6 million, partially offset by the purchases of property, equipment and software of $17.6 million primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools. The net cash used in investing activities in fiscal 2015 was $7.4 million, principally from the purchase of property, equipment and software of $8.6 million partially offset by sale of investments of $1.3 million
Cash Flows – Financing Activities

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
Financing Program

In January 2017, we amended our PNC Financing Program. Key changes to the agreement were to: (1) extend the termination date to January 31, 2018; (2) increase the minimum global liquidity to $25.0 million upon the sale of Maintech in March 2017; (3) reduce the unbilled receivables eligibility from 15% to 10% of total eligible receivables, (4) permit a $5.0 million basket for supply chain finance receivables and (5) introduce a performance covenant requiring a minimum level of EBIT, as defined, which is tested quarterly. With the sale of Maintech in March 2017, the minimum liquidity requirement increased from $20.0 million to $25.0 million, until subsequently amended.

On August 25, 2017, the Company amended the PNC Financing Program to lower the EBIT minimum thresholds for the fiscal quarters ended July 30, 2017 and October 29, 2017 and to lower the required liquidity level threshold, as defined, to $5.0 million from $25.0 million. The liquidity level decrease was offset by the establishment of a minimum $10.0 million borrowing base block until the closing of the sale of the quality assurance business on October 27, 2017, subsequent to which the borrowing base block increased to $35.0 million. Further, under the terms of the amendment, the Company was required to pay down $25.0 million in outstanding debt using proceeds from the aforementioned sale. The amendment included an increase in both the program and LC fee margin from 1.2% to 1.8%. In addition, the Company also amended the PNC Financing Program to increase the permitted ratio of delinquent receivables from 2.0% to 2.5% for the fiscal monthly periods ending June through August 2017 and 2.25% for the monthly periods ending September through November 2017. The initial threshold of 2.0% is unchanged thereafter.

Effective upon the closing of the sale of the quality assurance business, an Assignment and Consent (the “Consent”) was entered into by the Company and PNC Bank to provide the required consent to transfer post-closing receivables of the sold business held by the bankruptcy remote subsidiary pursuant to Volt’s Receivables Financing Agreement (“RFA”). The Consent also removed the business as an originator under the RFA and terminated PNC’s security interests in the receivables of the sold business.

The PNC Financing Program is secured by receivables from certain staffing services businesses in the United States and Europe that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary’s sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of the Company’s other legal entities. Borrowing capacity under the PNC Financing Program is directly impacted by the level of accounts receivable. At October 29, 2017, the accounts receivable borrowing base was $132.4 million.

Borrowings under the PNC Financing Program are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined in the PNC Financing Program. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in British Pounds Sterling, subject to a £20.0 million sub-limit. The program also includes a letter of credit sub-limit of $50.0 million and minimum borrowing requirements. As of October 29, 2017, there were no foreign currency denominated borrowings, and the letter of credit participation was $28.3 million inclusive of $26.9 million for the Company’s casualty insurance program and $1.4 million for the security deposit required under the Orange facility lease agreement.

In addition to customary representations, warranties and affirmative and negative covenants, the PNC Financing Program was subject to termination under certain events of default including change of control, failure to pay principal or interest, breach of liquidity or performance covenants, triggering of portfolio ratio limits, or other material adverse events as defined. At October 29, 2017, the Company was in compliance with all debt covenant requirements, as amended.
At October 29, 2017 and October 30, 2016, the Company had outstanding borrowings under the PNC Financing Program of $50.0 million and $95.0 million, respectively, that had a weighted average annual interest rate of 3.1% and 2.3% during fiscal 2017 and 2016, respectively, which is inclusive of certain facility fees. At October 29, 2017, there was $19.1 million additional availability under this program after applying the aforementioned $35.0 million borrowing base block, and exclusive of any potential availability under the accordion feature.
On January 8, 2018, the Company executed a commitment letter on a new accounts receivable securitization arrangement and we expect to close on such securitization shortly which will improve our debt maturity profile, providing additional runway to execute our turnaround plan.

Bank of America Short-Term Credit Facility

In February 2016, Maintech, as borrower, entered into a $10.0 million 364-day secured revolving credit agreement with Bank of America, N.A. and the Company had guaranteed the obligations of the borrower under the agreement not to exceed $3.0 million. Subsequently, all amounts outstanding under the credit agreement as of March 6, 2017 were satisfied with the proceeds from the sale of Maintech, at which time the Company’s obligation as a guarantor was discharged.

Share Repurchase Program

Our Board of Directors authorized a 1.5 million share 36-month buyback program in January 2015. Since the program's initiation, $4.3 million, or 340,800 shares, of common stock has been repurchased.

Off-Balance Sheet Arrangements

As of October 29, 2017, we issued letters of credit against our PNC Financing Program totaling $28.3 million inclusive of $26.9 million for the Company's casualty insurance program and $1.4 million for the security deposit required under the Orange facility lease agreement. Other than an additional letter of credit with Bank of America totaling $0.4 million, there were no other off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in fiscal 2017 and 2016 that would have affected our liquidity or the availability of or requirements for capital resources.
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
The following table summarizes our contractual cash obligations at October 29, 2017:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
PNC Financing Program	$50,000	$50,000	$—	$—	$—
Total Debt	50,000	50,000	—	—	—
Operating leases	82,399	13,890	19,286	11,849	37,374
Standby letters of credit	28,723	28,723	—	—	—
Other (a)	9,334	5,984	3,350	—	—
Total Contractual Cash Obligations	$170,456	$98,597	$22,636	$11,849	$37,374

(a)
In November 2015, we entered into a Master Subscription Agreement to upgrade our Customer/Candidate Relationship Management (CRM) and Applicant Tracking System (ATS) platforms for total fees of $7.3 million, payable over 5 years.

Our liability for uncertain tax positions of $1.7 million as of October 29, 2017 is not reflected in the above contractual obligations table as we are not able to reasonably estimate the timing of payments in individual years.

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

When a qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a one-step approach (“Step 1”) as we have early adopted Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. In conducting our goodwill impairment testing, we compare the fair value of the reporting unit with goodwill to the carrying value, using various valuation techniques including income (discounted cash flow) and market approaches. The Company believes the blended use of both models compensates for the inherent risk associated with either model if used on a standalone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation.

For the fiscal 2017 test performed in the second quarter, the Company elected to bypass the qualitative assessment and prepared a Step 1 analysis. Our Step 1 analysis used significant assumptions including expected revenue and expense growth rates, forecasted capital expenditures, working capital levels and a discount rate of 13%. Under the market-based approach, significant assumptions included relevant comparable company earnings multiples including the determination of whether a premium or discount should be applied to those comparables. During the second quarter of fiscal 2017, it was determined that no adjustment to the carrying value of goodwill of $5.5 million was required as our Step 1 analysis resulted in the fair value of the reporting unit exceeding its carrying value. There were no triggering events or changes in circumstances since the annual goodwill impairment assessment that caused the Company to perform an interim impairment assessment.
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
Casualty Insurance Program
We purchase workers’ compensation insurance through mandated participation in certain state funds, and the experience-rated premiums in these state plans relieve us of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a paid loss deductible casualty insurance program for losses exceeding specified deductible levels and we are financially responsible for losses below the specified deductible limits. The casualty program is secured by a letter of credit against the Company's PNC Financing Program of $26.9 million as of October 29, 2017.
We recognize expenses and establish accruals for amounts estimated to be incurred up to the policy deductible, both reported and not yet reported, policy premiums and related legal and other claims administration costs. We develop estimates for claims as well as claims incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Depending on the policy year, adjustments to final expected paid amounts are determined as of a future date, between four or five years after the end of the respective policy year or through the ultimate life of the claim.
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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At October 29, 2017, we had cash and cash equivalents on which interest income is earned at variable rates. At October 29, 2017, we had a $160.0 million accounts receivable securitization program, which can be increased up to $250.0 million subject to credit approval from PNC, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by less than a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.4 million in fiscal 2017.

Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar weakened relative to many foreign currencies as of October 29, 2017 compared to October 30, 2016. Consequently, stockholders’ equity increased by $5.4 million as a result of the foreign currency translation as of October 29, 2017.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of October 29, 2017 would result in an approximate $1.2 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of October 29, 2017 would result in an approximate $1.2 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.
Equity Risk
Our investments are exposed to market risk as it relates to changes in the market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At October 29, 2017, the total market value of these investments was $3.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the pages following this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of October 29, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of October 29, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in this Form 10-K.
Changes in Internal Control Over Financial Reporting
During the year, we completed the upgrade of our enterprise resource planning (ERP) system as well as implemented a new cloud-based Applicant Tracking System. During our assessment of internal controls, we identified a material weakness in our general information technology controls which are a component of internal controls over financial reporting. We did not implement appropriate information technology controls related to access and segregation of duties predominantly resulting in inappropriate access being granted to certain IT personnel without appropriate monitoring controls in place.
During the fourth quarter of fiscal 2017, we enhanced our internal control over financial reporting to address the material weakness discussed above, including the specific remediation activities described below:

•	We performed an assessment of the respective IT roles and responsibilities and aligned the access rights to commensurate with those roles;

•	We implemented a monitoring process to track and validate emergency changes performed by critical IT functions;

•	We strengthened our change management process to ensure that only approved and documented changes to the system are permitted; and

•	We implemented additional controls designed to operate at a sufficiently precise level to enable detection of unauthorized changes to the financial statements that could rise to a material level.
We believe that the measures described above and others have remediated the material weakness identified and strengthened our internal control over financial reporting.
We have performed additional procedures designed to determine the reliability of our financial reporting and related financial statements and we believe the consolidated financial statements included in this report as of and for the fiscal period ended October 29, 2017, are fairly stated in all material respects.
Other than the remediation discussed above, there were no other changes in the Company’s internal control over financial reporting which occurred during the fiscal quarter ended October 29, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Volt Information Sciences, Inc.
We have audited Volt Information Sciences, Inc. and subsidiaries’ internal control over financial reporting as of October 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Volt Information Sciences, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Volt Information Sciences, Inc. and subsidiaries, maintained in all material respects, effective internal control over financial reporting as of October 29, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 29, 2017 and October 30, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended October 30, 2017 of Volt Information Sciences, Inc. and subsidiaries and our report dated January 12, 2018 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
January 12, 2018

ITEM 9B.	OTHER INFORMATION

Amendment No. 10 to PNC Financing Program
On January 11, 2018, the Company entered into Amendment No. 10 to the PNC Financing Program, which gives us the option to extend the termination date of the program from January 31, 2018 to March 2, 2018, and amends the financial covenant requiring the Company to meet the minimum earnings before interest and taxes level for the fiscal quarter ended October 29, 2017. All other material terms and conditions remain substantially unchanged, including interest rates.
A copy of Amendment No. 10 is attached to this Annual Report as Exhibit 10.41, and this summary is qualified in its entirety by reference to such exhibit.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous - Available Information” in the Company’s Proxy Statement for our 2018 Annual Meeting of Shareholders (the “Proxy Statement”) or in an amendment to this Annual Report, which information is incorporated herein by reference.

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
2.1
Membership Interest Purchase Agreement dated December 1, 2014, by and between VoltDelta, the Company and NewNet (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 5, 2014; File No. 001-09232)

2.2
Stock Purchase Agreement, dated as of March 6, 2017, entered into by and among Volt Delta Resource Holdings, Inc., Maintech Holdings, LLC, MTECH Holdings, LLC and Volt Information Sciences, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2017; File No. 001-09232)

2.3
Stock Purchase Agreement, dated as of October 24, 2017, entered into by and among Keywords International Limited, Keywords Studios plc, Nuco I, Ltd. and Volt Information Sciences, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 24, 2017; File No. 001-09232)

3.1
Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015 filed June 10, 2015; File No. 001-09232)

3.2
Amended and Restated By-Laws of the Company, as amended through September 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2017; File No. 001-9232)

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

10.8*
Employment Agreement, dated May 1, 1987, by and between the Company and Jerome Shaw (incorporated by reference to Exhibit 19.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1987; File No. 001-09232)

10.9*
Amendment to Employment Agreement, dated January 3, 1989, by and between the Company and Jerome Shaw (incorporated by reference to Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 1989; File No. 001-09232)

10.10
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2005 filed September 9, 2005; File No. 001-09232)

10.11*
Employment Agreement, dated March 23, 2015, by and between the Company and Paul Tomkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2015; File No. 001-9232)

10.12
Settlement Agreement (including Exhibits A and B), dated as of March 30, 2015, by and among the Company, Glacier Peak Capital LLC, Glacier Peak U.S. Value Fund, L.P. and John C. Rudolf (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2015; File No. 001-9232)

10.13*
Employment Agreement, dated March 30, 2015, by and between the Company and Bryan Berndt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2015; File No. 001-9232)

10.14*
Separation Agreement dated June 25, 2015, by and between the Company and Ronald Kochman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2015; File No. 001-9232)

10.15*
Employment Agreement, dated June 25, 2015, by and between the Company and Michael Dean (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2015; File No. 001-9232)

10.16
Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and the Company, as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-9232)

10.17
Purchase and Sale Agreement, dated as of July 30, 2015, by and among P/S Partner Solutions, Ltd., VMC Consulting Corporation, the Company, and Volt Management Corp., as originators, the Company, as servicer, and Volt Funding Corp., as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-9232)

10.18
Purchase and Sale Agreement, dated as of August 1, 2015, by and among Volt Europe Limited and Volt Consulting Group Limited, as originators, the Company, as servicer, PNC Bank, National Association, as administrative agent, and Volt Funding Corp., as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-9232)

10.19
Purchase and Sale Agreement, dated as of July 31, 2015, by and among Volt Canada Inc., as originator, the Company, as servicer, and Volt Funding Corp., as buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-9232)

10.20*
Employment Agreement, dated October 19, 2015, between the Company and Michael Dean (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2015; File No. 001-9232)

10.21
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006 filed January 12, 2007; File No. 001-09232)

10.22
Amendment No. 1, dated as of January 5, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and the Company, as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2016; File No. 001-9232)

10.23
Amendment No. 2, dated as of July 29, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2016; File No. 001-9232)

10.24
Amendment No. 3, dated as of September 6, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016 filed September 9, 2016; File No. 001-9232)

10.25
Amendment No. 4, dated as of October 28, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2016; File No. 001-9232)

10.26
Amendment No. 5, dated as of January 6, 2017, to the Receivables Financing Agreement dated as of July 30, 2015 and Amendment No. 1 to Performance Guaranty, dated as of January 5, 2016, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016 filed January 12, 2017; File No. 001-9232)

10.27
Loan and Security Agreement, dated as of February 17, 2016, between Maintech, Incorporated, as Borrower, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2016; File No. 001-9232)

10.28
Limited Guaranty Agreement, dated as of February 17, 2016, by Volt Information Sciences, Inc. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 23, 2016; File No. 001-9232)

10.29
Purchase and Sale Agreement, dated February 25, 2016, by and between Volt Orangeca Real Estate Corp. and Glassell Grand Avenue Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2016; File No. 001-9232)

10.30
Lease Agreement, dated February 25, 2016, by and between Glassell Grand Avenue Partners, LLC and Volt Information Sciences, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2016; File No. 001-9232)

10.31*
Volt Information Sciences, Inc. Deferred Compensation and Supplemental Savings Plan, amended and restated effective June 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2016 filed June 9, 2016; File No. 001-9232)

10.32*
Volt Information Sciences, Inc. Annual Incentive Plan, effective September 7, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016 filed September 9, 2016; File No. 001-9232)

10.33*
First Amendment, dated January 27, 2017, to the Employment Agreement between the Company and Michael D. Dean dated October 19, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2017; File No. 001-09232)

10.33
Amendment to Loan and Security Agreement, dated as of February 17, 2017, to the Loan and Security Agreement, dated as of February 17, 2016, between Maintech, Incorporated, as Borrower, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2017; File No. 001-09232)

10.34*
Amended and Restated Employment Agreement by and between the Company and Jerome Shaw, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2017; File No. 001-09232)

10.35
Transition Services Agreement, dated as of March 6, 2017, entered into by and between Volt Information Sciences, Inc. and Maintech, Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2017; File No. 001-09232)

10.36*
Employment Agreement, dated as of June 12, 2017, between the Company and Leonard Naujokas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2017; File No. 001-09232)

10.37
Amendment No. 7, dated as of July 14, 2017, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017; File No. 001-09232)

10.38
Amendment No. 8, dated as of August 25, 2017, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2017; File No. 001-09232)

10.39
Amendment No. 9, dated as of October 16, 2017, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 20, 2017; File No. 001-09232)

10.40
Assignment and Consent, dated as of October 20, 2017, entered into by and among Volt Funding Corp., Volt Information Sciences, Inc., P/S Partner Solutions, Ltd., Volt Management Corp., VMC Consulting Corporation, Volt Canada Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 30, 2017; File No. 001-09232)

10.41
Amendment No. 10, dated as of January 11, 2018, to the Receivables Financing Agreement dated as of July 30, 2015 and Reaffirmation of the Performance Guaranty, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2017 filed January 12, 2018; File No. 001-09232)

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

VOLT INFORMATION SCIENCES, INC.

Date: January 12, 2018	By:	/s/ Michael Dean
Michael Dean
President and Chief Executive Officer (Principal Executive Officer)

Date: January 12, 2018	By:	/s/ Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 12, 2018	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller and Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 12, 2018	By:	/s/ Dana Messina
Dana Messina
Chairman of the Board

Date: January 12, 2018	By:	/s/ Michael Dean
Michael Dean
President and Chief Executive Officer (Principal Executive Officer)

Date: January 12, 2018	By:	/s/ Nick S. Cyprus
Nick S. Cyprus
Director

Date: January 12, 2018	By:	/s/ Bruce G. Goodman
Bruce G. Goodman
Director

Date: January 12, 2018	By:	/s/ William Grubbs
William Grubbs
Director

Date: January 12, 2018	By:	/s/ Laurie Siegel
Laurie Siegel
Director

Date: January 12, 2018	By:	/s/ Arnold Ursaner
Arnold Ursaner
Director

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Volt Information Sciences, Inc.
We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 29, 2017 and October 30, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended October 29, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at October 29, 2017 and October 30, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 29, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Volt Information Sciences, Inc. and subsidiaries’ internal control over financial reporting as of October 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 12, 2018 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
January 12, 2018

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
NET REVENUE	$1,194,436	$1,334,747	$1,496,897
Cost of services	1,007,041	1,132,253	1,268,363
GROSS MARGIN	187,395	202,494	228,534
EXPENSES
Selling, administrative and other operating costs	197,130	203,930	231,033
Restructuring and severance costs	1,379	5,752	3,635
Gain from divestitures	(51,971)	(1,663)	—
Settlement and impairment charges	1,694	364	6,626
TOTAL EXPENSES	148,232	208,383	241,294
OPERATING INCOME (LOSS)	39,163	(5,889)	(12,760)
OTHER INCOME (EXPENSE), NET
Interest income	39	146	572
Interest expense	(3,790)	(3,305)	(3,244)
Foreign exchange gain (loss), net	(1,637)	(1,803)	(249)
Other income (expense), net	(1,562)	(1,544)	541
TOTAL OTHER INCOME (EXPENSE), NET	(6,950)	(6,506)	(2,380)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	32,213	(12,395)	(15,140)
Income tax provision	3,388	2,175	4,646
INCOME (LOSS) FROM CONTINUING OPERATIONS	28,825	(14,570)	(19,786)
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes	(1,693)	—	(4,834)
NET INCOME (LOSS)	$27,132	$(14,570)	$(24,620)
PER SHARE DATA:
Basic:
Income (loss) from continuing operations	$1.38	$(0.70)	$(0.95)
Loss from discontinued operations	(0.08)	—	(0.23)
Net income (loss)	$1.30	$(0.70)	$(1.18)
Weighted average number of shares	20,942	20,831	20,816
Diluted:
Income (loss) from continuing operations	$1.37	$(0.70)	$(0.95)
Loss from discontinued operations	(0.08)	—	(0.23)
Net income (loss)	$1.29	$(0.70)	$(1.18)
Weighted average number of shares	21,017	20,831	20,816
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
NET INCOME (LOSS)	$27,132	$(14,570)	$(24,620)
Other comprehensive income (loss):
Foreign currency translation adjustments net of taxes of $0, $0, and $0, respectively	5,351	(2,641)	(1,606)
Unrealized gain on marketable securities net of taxes of $0, $0, and $0, respectively	—	23	12
Total other comprehensive income (loss)	5,351	(2,618)	(1,594)
COMPREHENSIVE INCOME (LOSS)	$32,483	$(17,188)	$(26,214)
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share amounts)

	October 29, 2017	October 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,077	$6,386
Restricted cash	17,020	10,347
Short-term investments	3,524	3,601
Trade accounts receivable, net of allowances of $1,249 and $801, respectively	173,818	193,866
Recoverable income taxes	1,643	16,979
Other current assets	11,755	11,806
Assets held for sale	—	17,580
TOTAL CURRENT ASSETS	244,837	260,565
Other assets, excluding current portion	10,851	25,767
Property, equipment and software, net	29,121	30,133
TOTAL ASSETS	$284,809	$316,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$24,504	$29,147
Accounts payable	36,895	32,425
Accrued taxes other than income taxes	20,467	22,791
Accrued insurance and other	30,282	34,306
Short-term borrowings, including current portion of long-term debt	50,000	2,050
Income taxes payable	808	—
Liabilities held for sale	—	5,760
TOTAL CURRENT LIABILITIES	162,956	126,479
Accrued insurance and other, excluding current portion	10,828	9,999
Deferred gain on sale of real estate, excluding current portion	24,162	26,108
Income taxes payable, excluding current portion	1,663	6,777
Deferred income taxes	1,206	3,137
Long-term debt, excluding current portion	—	95,000
TOTAL LIABILITIES	200,815	267,500
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 and 23,738,003, respectively; Outstanding - 21,026,253 and 20,917,500, respectively	2,374	2,374
Paid-in capital	78,645	76,564
Retained earnings	45,843	21,000
Accumulated other comprehensive loss	(5,261)	(10,612)
Treasury stock, at cost; 2,711,750 and 2,820,503 shares, respectively	(37,607)	(40,361)
TOTAL STOCKHOLDERS’ EQUITY	83,994	48,965
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$284,809	$316,465
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)

	Common Stock $0.10 Par Value
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE AT NOVEMBER 2, 2014	23,610,103	$2,361	$73,194	$64,119	$(6,400)	$(41,880)	$91,394
Net loss	—	—	—	(24,620)	—	—	(24,620)
Share-based compensation expense	—	—	2,906	—	—	—	2,906
Issuance of common stock	127,900	13	(297)	(1,601)	—	2,416	531
Share repurchase	—	—	—	—	—	(4,262)	(4,262)
Other	—	—	—	136	—	—	136
Other comprehensive loss	—	—	—	—	(1,594)	—	(1,594)
BALANCE AT NOVEMBER 1, 2015	23,738,003	2,374	75,803	38,034	(7,994)	(43,726)	64,491
Net loss	—	—	—	(14,570)	—	—	(14,570)
Share-based compensation expense	—	—	1,828	—	—	—	1,828
Issuance of common stock	—	—	(869)	(2,544)	—	3,365	(48)
Other	—	—	(198)	80	—	—	(118)
Other comprehensive loss	—	—	—	—	(2,618)	—	(2,618)
BALANCE AT OCTOBER 30, 2016	23,738,003	2,374	76,564	21,000	(10,612)	(40,361)	48,965
Net income	—	—	—	27,132	—	—	27,132
Share-based compensation expense	—	—	2,595	—	—	—	2,595
Issuance of common stock	—	—	(514)	(2,289)	—	2,754	(49)
Other comprehensive income	—	—	—	—	5,351	—	5,351
BALANCE AT OCTOBER 29, 2017	23,738,003	$2,374	$78,645	$45,843	$(5,261)	$(37,607)	$83,994
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,132	$(14,570)	$(24,620)
Loss from discontinued operations, net of income taxes	(1,693)	—	(4,834)
Income (loss) from continuing operations	28,825	(14,570)	(19,786)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	8,025	5,969	6,811
Provisions (release) of doubtful accounts and sales allowances	1,039	(154)	532
Unrealized foreign currency exchange (gain) loss	1,262	1,318	(582)
Settlement and impairment charges	1,694	364	6,626
Amortization of gain on sale leaseback of property	(1,946)	(1,296)	—
Gain from divestitures	(51,959)	(1,605)	(428)
Deferred income tax provision (benefit)	719	(541)	972
Share-based compensation expense	2,755	1,828	2,906
Change in operating assets and liabilities:
Trade accounts receivable	5,928	5,024	29,864
Restricted cash	(6,673)	(169)	6,279
Other assets	6,760	(983)	23,375
Net assets held for sale	—	3,584	1,396
Accounts payable	4,475	(6,727)	(13,048)
Accrued expenses and other liabilities	(11,072)	2,081	(2,731)
Income taxes	14,737	(1,734)	1,138
Net cash provided by (used in) operating activities	4,569	(7,611)	43,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	884	1,415	1,304
Purchases of investments	(380)	(387)	(645)
Purchase of minority interest	—	(1,446)	—
Net proceeds from divestitures	81,102	36,648	—
Proceeds from sales of property, equipment and software	372	160	465
Purchases of property, equipment, and software	(9,312)	(17,550)	(8,552)
Net cash provided by (used in) investing activities	72,666	18,840	(7,428)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash restricted as collateral for borrowings	—	—	10,436
Repayment of borrowings	(77,050)	(22,150)	(58,506)
Draw-down on borrowings	30,000	19,200	30,000
Repayment of long-term debt	—	(7,295)	(832)
Debt issuance costs	(1,190)	(1,093)	(1,426)
Proceeds from exercise of stock options	2	74	531
Purchases of common stock under repurchase program	—	—	(4,262)
Withholding tax payment on vesting of restricted stock awards	(52)	(122)	—
Net cash used in financing activities	(48,290)	(11,386)	(24,059)

Effect of exchange rate changes on cash and cash equivalents	1,746	(3,645)	(924)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flow from operating activities	—	—	(3,237)
Cash flow from investing activities	—	—	(4,000)
Net cash used in discontinued operations	—	—	(7,237)

Net increase (decrease) in cash and cash equivalents	30,691	(3,802)	3,676

Cash and cash equivalents, beginning of year	6,386	10,188	6,723
Change in cash from discontinued operations	—	—	(211)
Cash and cash equivalents, end of year	$37,077	$6,386	$10,188

Cash paid during the year:
Interest	$3,840	$3,305	$3,196
Income taxes	$3,521	$4,316	$3,315

Supplemental disclosure of non-cash investing activity:
Note receivable in exchange for Computer Systems segment net assets sold	$—	$—	$8,363

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

NOTE 1: Summary of Business and Significant Accounting Policies

We are a global provider of staffing services (traditional time and materials-based as well as project-based). Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily administrative and light industrial (“commercial”) as well as technical, information technology and engineering (“professional”) positions. Our managed service programs (“MSP”) involves managing the procurement and on-boarding of contingent workers from multiple providers. Our technology outsourcing services consisted primarily of customer care call centers and quality assurance services; however, only the call center services remain following the sale of the quality assurance business on October 27, 2017. Also, through the date of the sale of Maintech, Incorporated (“Maintech”) in March 2017, we provided information technology infrastructure services. Our information technology infrastructure services provided server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations.

Our complementary businesses offer customized talent and supplier management solutions to a diverse client base. Volt services global industries including aerospace, automotive, banking and finance, consumer electronics, information technology, insurance, life sciences, manufacturing, media and entertainment, pharmaceutical, software, telecommunications, transportation, and utilities. The Company was incorporated in New York in 1957. The Company's stock is traded on the NYSE AMERICAN under the symbol “VISI”.

(a)	Fiscal Year
The Company’s fiscal year ends on the Sunday nearest October 31st. The fiscal years 2017, 2016 and 2015 consisted of 52 weeks.

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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, assumptions and judgments, including those related to revenue recognition, allowance for doubtful accounts, casualty reserves, valuation of goodwill, intangible assets and other long-lived assets, stock compensation, employee benefit plans, restructuring and severance accruals, income taxes and related valuation allowances and loss contingencies. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known.

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
Services are sometimes provided despite a customer arrangement not yet being finalized. In these cases, revenue is deferred until arrangements are finalized or in some cases until cash is received. The cumulative revenue deferred for each arrangement is recognized in the period the revenue recognition criteria are met. The following revenue recognition policies define the manner in which the Company accounts for specific transaction types:

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

Staffing Services
Revenue is primarily derived from supplying contingent staff to the Company’s customers or providing other services on a time and material basis. Contingent staff primarily consist of contingent workers working under a contract for a fixed period of time or on a specific customer project. Revenue is also derived from permanent placement services, which is generally recognized after placements are made and when the fees are not contingent upon any future event. Our technology outsourcing services provided pre- and post- production development support, testing, and customer support to companies in the mobile, gaming, and technology devices industries.
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
The Company is generally the primary obligor when responsible for the fulfillment of services under the contract, even if the contingent workers are neither employees of the Company nor directly contracted by the Company. Usually, in these situations, the contractual relationship with the vendors and contractors is exclusively with the Company and the Company bears customer credit risk and generally has latitude in establishing vendor pricing and has discretion in vendor or contractor selection.
The Company is generally not the primary obligor when we provide comprehensive administration of multiple vendors for customers that operate significant contingent workforces, referred to as managed service programs. The Company is considered an agent in these transactions if it does not have responsibility for the fulfillment of the services by the vendors or contractors (referred to as associate vendors). In such arrangements, the Company is typically designated by its customers to be a facilitator of consolidated associate vendor billing and a processor of the payments to be made to the associate vendors on behalf of the customer. Usually in these situations the contractual relationship is between the customers, the associate vendors and the Company, with the associate vendors being the primary obligor and assuming the customer credit risk and the Company generally earning negotiated fixed mark-ups and not having discretion in supplier selection.
Information Technology Infrastructure Services
Revenue from hardware maintenance, computer and network operations infrastructure services under fixed-price contracts and stand-alone post-contract support was generally recognized ratably over the contract period, provided that all other revenue recognition criteria are met, and the cost associated with these contracts were recognized as incurred. For time and material contracts, the Company recognized revenue and costs as services are rendered, provided that all other revenue recognition criteria are met.

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
Cost of information technology infrastructure services and telecommunication infrastructure and security services consisted of the direct and indirect cost of providing non-staffing services, which include payroll and related employment taxes, benefits, materials, and equipment costs.
Gross margin is calculated as revenue less direct costs for staffing services and revenue less direct and indirect costs for non-staffing services.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs primarily relate to the Company’s selling and administrative efforts, as well as the indirect costs associated with providing staffing services.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

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
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company applies the method of assessing goodwill for possible impairment permitted by Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. The Company first assesses the qualitative factors for reporting units that carry goodwill. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.
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
As of October 29, 2017

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
The Company recognizes share-based compensation as a cost in the financial statements. Equity awards are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model and a Monte Carlo simulation. The fair value of restricted stock awards is determined using the closing price of the Company’s common stock on the grant date. Expense is recognized over the requisite service period based on the number of options or shares expected to ultimately vest. Forfeitures are estimated at the date of grant and revised when actual or expected forfeiture activity differs materially from original estimates. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate any remaining unearned stock-based compensation cost or incur incremental cost.
Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as financing cash inflows in the Consolidated Statement of Cash Flows.

(m)	Foreign Currency
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates during the year which approximate the rates in effect at the transaction dates. The resulting translation adjustments are directly recorded to a separate component of Accumulated other comprehensive income (loss). Gains and losses arising from intercompany foreign currency transactions that are of a long-term nature are reported in the same manner as translation adjustments. Gains and losses arising from intercompany foreign currency transactions that are not of a long-term nature and certain transactions of the Company’s subsidiaries which are denominated in currencies other than the subsidiaries’ functional currency is recognized as incurred in Foreign exchange gain (loss), net in the Consolidated Statements of Operations.

(n)	Fair Value Measurement
In accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

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
As of October 29, 2017

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

New Accounting Standards Not Yet Adopted by the Company

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments are effective for annual periods beginning after December 15, 2017, which for the Company will be the first quarter of fiscal 2019. The Company does not anticipate a significant impact upon adoption

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

based on the historical and current trend of the Company’s modifications for share-based awards but the impact could be affected by the types of modifications, if any, at that time.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets. This ASU clarifies the scope and application of ASC 610-20 on the sale or transfer of non-financial assets and in substance non-financial assets to non-customers, including partial sales. The amendments are effective for annual reporting periods beginning after December 15, 2017, which for the Company will be the first quarter of fiscal 2019. The Company does not anticipate a significant impact upon adoption.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The FASB issued subsequent amendments to improve and clarify the implementation guidance of Topic 606. This standard is effective for annual reporting periods beginning after December 15, 2017, which for the Company will be the first quarter of fiscal 2019. After the preliminary assessment, the Company does not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems. As the Company continues to evaluate the impacts of our pending adoption of Topic 606, our preliminary assessments are subject to change.
Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

Recently Adopted Accounting Standards
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued. The Company adopted this ASU in the fourth quarter of fiscal 2017 and implemented the required procedures for management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. The results of the Company's fiscal fourth quarter evaluation is included within NOTE 14: Debt.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350). This ASU simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test.  Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. This ASU was early adopted by the Company on a prospective basis in the second quarter of fiscal 2017 for its annual impairment test resulting in no impact on its consolidated financial statements. It was determined that no adjustment to the carrying value of goodwill was required as our Step 1 analysis resulted in the fair value of the reporting unit exceeding its carrying value. No triggering event has occurred since the annual impairment test.
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
All other ASUs that became effective for Volt in fiscal 2017 were not applicable to the Company at this time and therefore did not have any impact during the period.

NOTE 2: Sale of Quality Assurance Business

On October 27, 2017, the Company completed the sale of its quality assurance business within the Technology Outsourcing Services and Solutions segment to Keywords International Limited and Keywords Studios plc for a purchase price of $66.4 million, subject to a customary working capital adjustment. The gain on sale of $48.0 million was recorded in continuing operations in the Consolidated Statements of Operations for the year ended October 29, 2017. The divestiture did not meet the criteria to be presented as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). However, the disposition did represent an individually significant component of the Company’s business. The following table presents the pretax income of the quality assurance business included in the Company’s Consolidated Statements of Operations prior to the disposition (in thousands):

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

	Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
Income before provision for income taxes	$4,487	$9,822	$15,767

Concurrently with the sale, the Company entered into a Transition Services and Asset Transfer Agreement (the “Transition Services Agreement”) under which the Company will continue to provide certain accounting and operational support services to the buyer, on a monthly fee-for-service basis for a period of up to six months post-closing.  Also, under the terms of the Transition Services Agreement, the buyer will provide certain office space to the Company for a monthly fee until a formal agreement is executed.

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
The proceeds of the transaction were a $10.0 million note bearing interest at one half percent (0.5 percent) per year due in four years and convertible into a capital interest of up to 20% in NewNet. The Company may convert the note at any time and is entitled to receive early repayment in the event of certain events such as a change in control of NewNet. The proceeds were in exchange for the ownership of Volt Delta Resources, LLC and its operating subsidiaries, which comprised the Company's Computer Systems segment, and payment of $4.0 million by the Company during the first 45 days following the transaction. The transaction was subject to an additional payment to be made between the parties based on the comparison of the actual transaction date working capital amount to an expected working capital amount of $6.0 million (the contractually agreed upon working capital). The note was valued at $8.4 million on the transaction date which approximated fair value.
For the year ended November 1, 2015, the Company recognized a loss on disposal of $1.5 million. The total related costs associated with this transaction were $2.2 million comprised of $0.9 million in severance costs, $0.9 million of professional fees and $0.4 million of lease obligation costs. These costs are recorded in Discontinued operations in the Consolidated Statements of Operations and were fully paid through fiscal 2016. The unamortized discount for the note was $1.1 million as of October 30, 2016 and remained unchanged through the settlement date.
On October 27, 2017, the Company and NewNet entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, NewNet agreed to early payment of the note for $7.5 million, comprised of a $6.5 million cash payment due to the Company (the “Cash Payment”) and a $1.0 million promissory note in favor of the Company, maturing no later than January 31, 2018. The Cash Payment was offset by a $1.5 million deduction to settle the outstanding working capital adjustment and minor indemnity claims under the Membership Interest Purchase Agreement dated as of December 1, 2014 (the “Purchase Agreement”), and receivables under the transition services agreement related to the Purchase Agreement. As a result, the Company received $5.0 million in cash and the promissory note for a total of $6.0 million on a net basis.
The early payment of the note resulted in a settlement charge of $1.4 million which was recorded in the Consolidated Statements of Operations for the year ended October 29, 2017. The Company also incurred a working capital adjustment of $1.7 million which was recorded as a loss on disposal in Discontinued operations in the Consolidated Statements of Operations for the year ended October 29, 2017.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

The following table reconciles the major line items in the Company’s Consolidated Statements of Operations for discontinued operations (in thousands):

	Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
Loss from discontinued operations
Net revenue	$—	$—	$4,708
Cost of services	—	—	5,730
Selling, administrative and other operating costs	—	—	1,388
Other (income) expense, net	—	—	731
Loss from discontinued operations	—	—	(3,141)
Loss on disposal of discontinued operations	(1,693)	—	(1,502)
Loss from discontinued operations before income taxes	(1,693)	—	(4,643)
Income tax provision	—	—	191
Loss from discontinued operations that is presented in the Consolidated Statements of Operations	$(1,693)	$—	$(4,834)

NOTE 4: Assets and Liabilities Held for Sale

In October 2015, the Company’s Board of Directors approved a plan to sell the Company’s information technology infrastructure services business, Maintech. Maintech met all of the criteria to classify its assets and liabilities as held for sale in the fourth quarter of fiscal 2015. The disposal of Maintech did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and was, therefore, not classified as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations exceeded the carrying value of the net assets and no impairment charge was recorded. Maintech’s financial results were reported within the Corporate and Other category in our segment data.
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
Concurrently with the sale, the Company entered into a Transition Services and Asset Transfer Agreement (the “Transition Services Agreement”). Given that the Buyer had not yet formed legal entities in certain international jurisdictions, the Company still held legal title to approximately $0.4 million, net, of certain of Maintech’s international assets and liabilities. Pursuant to the Transition Services Agreement, the Buyer was entitled to all of the economic benefit and burden of such international assets and liabilities commencing on the sale date, March 6, 2017, as if legal title had transferred. Following the sale, both parties worked in good faith to enter into definitive documentation for the conveyance of these assets and liabilities. As of October 29, 2017, these net assets are no longer presented in the Company’s Consolidated Balance Sheets. Also under the terms of the Transition Services Agreement, the Company continued to provide certain accounting and operational support services to the Buyer, on a monthly fee-for-service basis for a period of up to six months post-closing.
The Company and Maintech have also executed a three-year IT as a service agreement, whereby Maintech will continue to provide helpdesk and network monitoring services to the Company, similar to the services that were provided before the transaction.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

The following table reconciles the major classes of assets and liabilities classified as held for sale as part of continuing operations in fiscal 2016 in the Consolidated Balance Sheets (in thousands):

October 30, 2016
Assets included as part of continuing operations
Trade accounts receivable, net	$13,553
Recoverable income taxes	15
Prepaid insurance and other assets	3,339
Property, equipment and software, net	178
Purchased intangible assets	495
Total major classes of assets as part of continuing operations	$17,580

Liabilities included as part of continuing operations
Accrued compensation	$2,432
Accounts payable	921
Accrued taxes other than income taxes	833
Accrued insurance and other	1,574
Total major classes of liabilities as part of continuing operations	$5,760

NOTE 5: Restricted Cash and Short-Term Investments
Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral are classified as an operating activity, as this cash is directly related to the operations of this business. At October 29, 2017 and October 30, 2016 restricted cash included $15.1 million and $8.4 million, respectively, restricted for payment to associate vendors and $1.9 million and $1.9 million, respectively, restricted for other collaterized accounts.

At October 29, 2017 and October 30, 2016, short-term investments were $3.5 million and $3.6 million, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

NOTE 6: Fair Value of Financial Instruments

The following table presents assets and liabilities measured at fair value (in thousands):

	October 29, 2017	October 30, 2016	Fair Value Hierarchy
Short-term investments	$3,524	$3,601	Level 1
Total financial assets	$3,524	$3,601
Deferred compensation plan liabilities	$3,524	$3,601	Level 1
Total financial liabilities	$3,524	$3,601
The fair value of the deferred compensation plan liabilities is based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. The deferred compensation plan liability is recorded in Accrued compensation in the Consolidated Balance Sheets.
There have been no changes in the methodology used to fair value the financial instruments as well as no transfers between levels during the fiscal years ended October 29, 2017 and October 30, 2016.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

NOTE 7: Trade Accounts Receivable
Trade accounts receivable includes both billed and unbilled amounts due from customers. Billed trade receivables generally do not bear interest and are recorded at the amount invoiced less amounts for which revenue has been deferred because customer arrangements are not finalized. Unbilled receivables represent accrued revenue earned and recognized on contracts for which billings have not yet been presented to the customer. At October 29, 2017 and October 30, 2016, trade accounts receivable included unbilled receivables of $12.9 million and $17.8 million, respectively.
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

For the years ended October 29, 2017 and October 30, 2016, the activity in the allowance accounts were as follows (in thousands):

	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year
Year Ended October 29, 2017:
Sales allowance	$213	$682	$—	$895
Allowance for doubtful accounts	588	357	(591)	354
Total	$801	$1,039	$(591)	$1,249

	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year
Year Ended October 30, 2016:
Sales allowance	$482	$(269)	$—	$213
Allowance for doubtful accounts	478	115	(5)	588
Total	$960	$(154)	$(5)	$801

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

NOTE 8: Property, Equipment and Software

Property, equipment and software consisted of (in thousands):

	October 29, 2017	October 30, 2016
Land and buildings	$406	$395
Machinery and equipment	32,250	40,288
Leasehold improvements	4,775	9,520
Less: Accumulated depreciation and amortization	(32,264)	(42,503)
Property and equipment	5,167	7,700
Software	94,032	90,871
Less: Accumulated amortization	(70,078)	(68,438)
Property, equipment, and software, net	$29,121	$30,133
Depreciation and amortization expense totaled $8.0 million, $6.0 million and $6.8 million for the fiscal years ended 2017, 2016 and 2015, respectively. Depreciation and amortization is included in Cost of services and Selling, administrative and other operating costs in the Consolidated Statements of Operations.

NOTE 9: Impairment Charges

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

Impairment of Property, Equipment and Software

In an effort to reduce operating costs, the Company evaluated the efficiency of its current business delivery model, supply chain and back office support functions in light of existing and ongoing business requirements. The implementation of additional technology tools is expected to provide operating leverage and efficiencies. As a result of a system-wide upgrade to its operational and financial systems, the Company identified previously purchased software modules that will no longer be used and incurred impairment charges of $0.3 million and $0.4 million during the second quarter of fiscal 2017 and the fourth quarter of fiscal 2016, respectively.
During the third quarter of fiscal 2015, it was determined that $1.9 million of previously capitalized internally developed software within the North American Staffing segment was impaired as it was no longer expected to provide future value in light of the anticipated technology upgrade.
Impairment of Goodwill
The Company performs its annual impairment test for goodwill during the second quarter of the fiscal year and when a triggering event occurs between annual impairment tests. For the fiscal 2017 test performed in the second quarter, the Company elected to bypass the qualitative assessment and prepared a Step 1 analysis. Our Step 1 analysis used significant assumptions including expected revenue and expense growth rates, forecasted capital expenditures, working capital levels and a discount rate of 13%. Under the market-based approach significant assumptions included relevant comparable company earnings multiples including the determination of whether a premium or discount should be applied to those comparables. During the second quarter of fiscal 2017, it was determined that no adjustment to the carrying value of goodwill was required as our Step 1 analysis resulted in the fair value of the reporting unit exceeding its carrying value. There were no triggering events or changes

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

in circumstances since the annual goodwill impairment assessment that caused the Company to perform an interim impairment assessment.
During fiscal 2017 and 2016, no adjustment to the carrying value of goodwill was required. Impairment charges in fiscal 2015 resulted from our goodwill related to our staffing reporting unit in Uruguay.
The following represents the change in the carrying amount of goodwill during each fiscal year (in thousands):

	International Staffing
	October 29, 2017	October 30, 2016
Aggregate goodwill acquired	$10,483	$10,483
Accumulated impairment losses	(3,733)	(3,733)
Foreign currency translation adjustment	(1,274)	(1,667)
Goodwill, net of impairment losses	$5,476	$5,083

NOTE 10: Restructuring and Severance Charges

During fiscal 2016, the Company implemented a cost reduction plan and incurred restructuring and severance costs primarily resulting from a reduction in workforce, facility consolidation and lease termination costs. The total costs since inception through fiscal 2017 are approximately $7.1 million consisting of $1.5 million in North American Staffing, $0.7 million in International Staffing, $0.4 million in Technology Outsourcing Services and Solutions and $4.5 million in Corporate and Other.

The Company incurred total restructuring and severance costs of approximately $1.4 million, $5.8 million and $3.6 million for fiscal 2017, 2016 and 2015, respectively.
The following table presents the restructuring and severance costs for the twelve months ended October 29, 2017 and October 30, 2016 (in thousands):

	Year Ended October 29, 2017
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate & Other
Severance and benefit costs	$1,301	$294	$24	$39	$944
Other	78	88	(10)	—	—
Total	$1,379	$382	$14	$39	$944

	Year Ended October 30, 2016
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate & Other
Severance and benefit costs	$5,373	$995	$445	$327	$3,606
Other	379	122	257	—	—
Total	$5,752	$1,117	$702	$327	$3,606

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Consolidated Balance Sheets. Activity for the fiscal years ended October 29, 2017 and October 30, 2016 are summarized as follows (in thousands):

	October 29, 2017	October 30, 2016
Balance, beginning of year	$1,653	$—
Charged to expense	1,379	5,752
Cash payments	(2,735)	(4,099)
Ending Balance	$297	$1,653

The remaining balance as of October 29, 2017 of $0.3 million, primarily related to Corporate & Other, is expected to be paid through the second quarter of fiscal 2018.
NOTE 11: Accrued Insurance

(a)	Casualty Insurance Program
Workers’ compensation insurance is purchased through mandated participation in certain state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability (collectively "casualty liability") is insured under a paid loss deductible casualty insurance program for losses exceeding specified deductible levels. The Company is financially responsible for losses below the specified policy deductible limits while losses incurred above the deductible limit are absorbed by the insurer. The casualty program is secured by a letter of credit against the Company's PNC Financing Program of $26.9 million as of October 29, 2017.
The Company recognizes expense and establishes accruals for amounts estimated to be incurred up to the policy deductible, both reported and not yet reported, policy premiums and related legal and other claims administration costs. The Company develops estimates for claims, as well as claims incurred but not yet reported, using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Depending on the policy year, adjustments to final expected paid amounts are determined as of a future date, between four or five years after the end of the respective policy year or through the ultimate life of the claim. Expense recognized by the Company under its casualty insurance program amounted to $9.3 million, $11.8 million and $14.4 million in fiscal 2017, 2016 and 2015, respectively.

(b)	Medical Insurance Programs
The Company is self-insured for a portion of its medical benefit programs for its employees. Eligible contingent staff on assignment with customers are offered medical benefits through a fully insured program administered by a third-party. Employees contribute a portion of the cost of these medical benefit programs.
The liability for the self-insured medical benefits is limited on a per claimant basis through the purchase of stop-loss insurance. The Company’s retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected claims based on statistical analysis of historical data. Amounts contributed by employees and additional amounts necessary to fund the self-insured program administered by the third party were transferred to a 501(c)(9) employee welfare benefit trust. The Company terminated the employee welfare benefit trust during October 2016. The Company records the expense associated with the expected losses, net of employee contributions, in Cost of services or Selling, administrative and other operating costs, depending on the employee’s role. Expense recognized by the Company under its self-insured medical benefit programs amounted to $7.1 million, $11.4 million and $8.5 million in fiscal 2017, 2016 and 2015, respectively. In fiscal 2017, the expense was reduced by the release of a reserve related to the dissolution of the employee welfare benefit trust of $1.4 million.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

NOTE 12: Income Taxes

Income (loss) from continuing operations before income taxes is derived from (in thousands):

	Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
U.S. Domestic	$22,464	$(20,643)	$(63,205)
International	9,749	8,248	48,065
Income (loss) from continuing operations before income tax	$32,213	$(12,395)	$(15,140)

Income tax provision (benefit) by taxing jurisdiction consists of (in thousands):

	Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
Current:
U.S. Federal	$(1,178)	$86	$90
U.S. State and local	448	186	(1,616)
International	3,399	2,444	5,200
Total current	$2,669	$2,716	$3,674
Deferred:
U.S. Federal	$1	$—	$—
U.S. State and local	721	(190)	634
International	(3)	(351)	338
Total deferred	719	(541)	972
Income tax provision	$3,388	$2,175	$4,646

The difference between the income tax provision on income (loss) and the amount computed at the U.S. federal statutory rate is due to (in thousands):

	Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
U.S. Federal statutory rate	$11,275	$(4,338)	$(5,299)
U.S. State income tax, net of U.S. Federal tax benefits	419	513	(1,435)
International permanent differences	651	(110)	(4,293)
International tax rate differentials	(467)	(1,291)	(7,046)
U.S. tax on international income	3,446	3,136	(1,118)
General business credits	1,099	(4,287)	(3,839)
Meals and entertainment	163	209	531
Other, net	(387)	(160)	942
Change in valuation allowance for dispositions	(2,211)	—	(4,237)
Change in valuation allowance for deferred tax assets	(10,600)	8,503	30,440
Income tax provision	$3,388	$2,175	$4,646

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	October 29, 2017	October 30, 2016
Deferred tax assets:
Net operating loss carryforwards	$66,806	$62,670
Capital loss carryforwards	5,293	21,131
U.S. federal tax credit carryforwards	48,154	47,866
Deferred income	10,251	10,714
Compensation accruals	6,276	6,170
Other, net	8,738	7,813
Total deferred tax assets	145,518	156,364
Less valuation allowance	(134,195)	(144,863)
Deferred tax assets, net	11,323	11,501

Deferred tax liabilities:
Unremitted earnings from foreign subsidiaries	3,453	3,356
Software development costs	6,403	5,226
Other, net	1,606	3,914
Total deferred tax liabilities	11,462	12,496
Net deferred tax asset (liability)	$(139)	$(995)

Balance sheet classification
Non-current assets	$1,067	$2,142
Non-current liabilities	(1,206)	(3,137)
Net deferred tax asset (liability)	$(139)	$(995)
At October 29, 2017, the Company has available unused U.S. federal net operating loss (“NOL”) carryforwards of $155.7 million, U.S. state NOL carryforwards of $195.2 million, international NOL carryforwards of $9.6 million and capital loss carryforwards of $13.5 million. As of October 29, 2017, the U.S. federal NOL carryforwards will expire at various dates between 2031 and 2037, the U.S. state NOL carryforwards expire at various dates between 2020 and 2037, the international NOL carryforwards expire at various dates beginning in 2018 (with some indefinite) and capital loss carryforwards expire in 2022. At October 29, 2017, the undistributed earnings of the Company’s non-U.S. subsidiaries are not intended to be permanently invested outside of the U.S. and therefore U.S. deferred taxes have been provided.
A valuation allowance has been recognized due to the uncertainty of realization of the loss carryforwards and other deferred tax assets. Beginning in fiscal 2010, the Company’s cumulative U.S. domestic and certain non-U.S. results for each three-year period were a loss. Accordingly, the Company recorded a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets as a non-cash charge to income tax expense. The three-year cumulative loss continued in fiscal 2017, 2016, and 2015 so the Company maintained a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets resulting in a total valuation allowance of $134.2 million and $144.9 million for fiscal 2017 and fiscal 2016, respectively. In reaching this conclusion, the Company considered the U.S. domestic demand and recent operating losses causing the Company to be in a three-year cumulative loss position. Management believes that the remaining deferred tax assets are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction-by-jurisdiction basis.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination based on the technical merits of the positions. The following table sets forth the change in the accrual for uncertain

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

tax positions, excluding interest and penalties (in thousands):

	October 29, 2017	October 30, 2016
Balance, beginning of year	$5,237	$5,215
Add related to current year tax provision	269	52
Reduction for tax provision of prior years - (a)	(2,973)	—
Settlements	(993)	—
Lapse of statute of limitations	(45)	(30)
Total	$1,495	$5,237

(a) - As a result of the sale of the quality assurance business, the parent-subsidiary relationship between the Company and Volt Canada, Inc. no longer exists and, as such, the indemnity granted at the time of sale is subject to recognition under ASC 460 by the Company. As of October 27, 2017, the Company recognized approximately $3.7 million related to the fair value of amounts accrued by Volt Canada, Inc. as of the date of the separation which are expected to be covered by the indemnity.  If additional information becomes available, the Company will update the liability provision for the indemnity. This amount had previously been recognized as part of the Company’s FIN 48 liability and has been reclassified to Accrued insurance and other under ASC 460.
Of the total unrecognized tax benefits at October 29, 2017 and October 30, 2016, approximately $1.5 million and $2.5 million, respectively, would affect the Company’s effective income tax rate, if and when recognized in future years. The amount accrued for related potential interest and penalties at October 29, 2017 and October 30, 2016 was $0.2 million and $1.5 million, respectively. The Company anticipates a release of approximately $1.0 million in the first quarter of fiscal 2018, however, various events could cause the Company’s current expectations to change in the future.
The Company is subject to taxation at the federal, state and local levels in the U.S. and in various international jurisdictions. With few exceptions, the Company is generally no longer subject to examination by the U.S. federal, state, local or non-U.S. income tax authorities for years before fiscal 2004. The Company recorded a net discrete tax benefit of approximately $1.3 million resulting from the resolution of uncertain tax positions upon the completion and effective settlement of the audit of the Company’s fiscal 2004 through 2010 federal income tax returns and associated state tax audits. In March 2017, the Company received $13.8 million of federal refunds related to the completion of the audit periods. The Company continues to work with the IRS to resolve one remaining matter related to fiscal 2010 and anticipates having the matter resolved within the next several quarters.

NOTE 13: Real Estate Transactions

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
The transaction was accounted for as a sale-leaseback transaction and as an operating lease. The initial lease term is 15 years plus renewal options for two terms of five years each based on the greater of fair market value at the time of the renewal or the base annual rent payable during the last month of the then-current term immediately preceding the extended period. The annual base rent was $2.9 million for the first year of the initial term and increase on each adjustment date by 3.0% of the then-current annual base rent. A security deposit of $2.1 million was required for the first year of the lease term which is secured by a letter of credit under the Company’s existing financing program (the “PNC Financing Program”) with PNC Bank National Association (“PNC”), which was reduced to $1.4 million in the second quarter of fiscal 2017. The security deposit will subsequently be reduced if certain conditions are met. Accordingly, the gain on sale of $29.4 million will be deferred and recognized in proportion to the related gross rental charges to expense over the lease term. For fiscal 2017 and 2016, the amortization was $1.9 million and $1.3 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

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

NOTE 14: Debt

Our primary sources of liquidity are cash flows from operations and proceeds from our PNC Financing Program. Both operating cash flows and borrowing capacity under our PNC Financing Program are directly related to the levels of accounts receivable generated by our businesses. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. Our level of borrowing capacity under the PNC Financing Program increases or decreases in tandem with any change in accounts receivable based on revenue growth. However, our operating cash flow may initially decrease as we fund the revenue growth. As the business grows, we would need to borrow funds to ensure adequate amounts of liquidity to fund operational requirements.

We manage our cash flow and related liquidity on a global basis. Our weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $20.0 million. We generally target minimum global liquidity to be 1.5 to 2.0 times our average weekly requirements. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements.

As of January 12, 2018, the Company has outstanding debt of $50.0 million under its current PNC Financing Program which expires on January 31, 2018, with an option to extend until March 2, 2018. The Company has signed a commitment letter for a new financing arrangement for a period covering at least 12 months from the issuance of our financial statements. Without a financing program in place, the Company would not be able to meet its obligations, primarily the payment of outstanding borrowings under its current PNC Financing, for a period of 12 months following January 12, 2018. The Company believes that the execution of the new financing agreement is probable and anticipates the closing prior to the expiration of the current agreement. Additionally, the Company has received a proposal with specified terms from another lender as a contingency. Both of these financing options have similar securitization structures to our existing agreement and the Company expects to be in compliance with the covenants under either agreement.

Once the new financing program is in place, the Company’s cash flow from operations and planned liquidity will be sufficient to meet its cash needs for the next twelve months.

In January 2017, the Company amended its $160.0 million PNC Financing Program. Key changes to the agreement were to: (1) extend the termination date to January 31, 2018; (2) increase the minimum global liquidity covenant to $25.0 million upon the sale of Maintech in March 2017; (3) reduce the unbilled receivables eligibility from 15% to 10% of total eligible receivables, (4) permit a $5.0 million basket for supply chain finance receivables and (5) introduce a performance covenant requiring a minimum level of Earnings Before Interest and Taxes (“EBIT”), as defined, which is tested quarterly. With the sale of Maintech in March 2017, the minimum liquidity requirement increased from $20.0 million to $25.0 million, until subsequently amended on August 25, 2017.

On August 25, 2017, the Company amended the Program to lower the EBIT minimum thresholds for the fiscal quarters ended July 30, 2017 and October 29, 2017 and to lower the required liquidity level threshold, as defined, to $5.0 million from $25.0 million. The liquidity level decrease was offset by the establishment of a minimum $10.0 million borrowing base block until the closing of the sale of the quality assurance business on October 27, 2017, subsequent to which the borrowing base block increased to $35.0 million. Further, under the terms of the amendment, the Company was required to pay down $25.0 million in outstanding debt using proceeds from the aforementioned sale. The amendment included an increase in both the program and LC fee margin from 1.2% to 1.8%. In addition, the Company also amended the PNC Financing Program to increase the permitted ratio of delinquent receivables from 2.0% to 2.5% for the fiscal monthly periods ending June through August 2017 and 2.25% for the monthly periods ending September through November 2017. The initial threshold of 2.0% is unchanged thereafter.

Effective upon the closing of the sale of the quality assurance business, an Assignment and Consent (the “Consent”) was entered into by the Company and PNC Bank to provide the required consent to transfer post-closing receivables of the sold

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

business held by the bankruptcy remote subsidiary pursuant to Volt’s Receivables Financing Agreement (“RFA”). The Consent also removed the business as an originator under the RFA and terminated PNC’s security interests in the receivables of the sold business.

The PNC Financing Program is secured by receivables from certain staffing services businesses in the United States and Europe that are sold to a wholly-owned, consolidated, bankruptcy remote subsidiary. The bankruptcy remote subsidiary’s sole business consists of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets are available first to satisfy obligations to PNC and are not available to pay creditors of the Company’s other legal entities. Borrowing capacity under the PNC Financing Program is directly impacted by the level of accounts receivable. At October 29, 2017, the accounts receivable borrowing base was $132.4 million.

In addition to customary representations, warranties and affirmative and negative covenants, the program is subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity or performance covenants, triggering of portfolio ratio limits, or other material adverse events, as defined. At October 29, 2017, the Company was in compliance with all debt covenant requirements, as amended.

The PNC Financing Program has an accordion feature under which the facility limit can be increased up to $250.0 million subject to credit approval from PNC. Borrowings are priced based upon a fixed program rate plus the daily adjusted one-month LIBOR index, as defined. The program also contains a revolving credit provision under which proceeds can be drawn for a definitive tranche period of 30, 60, 90 or 180 days priced at the adjusted LIBOR index rate in effect for that period. In addition to United States dollars, drawings can be denominated in sub-limit, and British Pounds Sterling, subject to a £20.0 million sub-limit. The program also includes a letter of credit sub-limit of $50.0 million and minimum borrowing requirements. As of October 29, 2017, there were no foreign currency denominated borrowings, and the letter of credit participation was $28.3 million inclusive of $26.9 million for the Company’s casualty insurance program and $1.4 million for the security deposit required under the Orange facility lease agreement.
At October 29, 2017 and October 30, 2016, the Company had outstanding borrowings under the PNC Financing Program of $50.0 million and $95.0 million, respectively, that had a weighted average annual interest rate of 3.1% and 2.3% during fiscal 2017 and 2016, respectively, which is inclusive of certain facility fees. At October 29, 2017, there was $19.1 million additional availability under this program after applying the aforementioned $35.0 million borrowing block, and exclusive of any potential availability under the accordion feature.

In February 2016, Maintech, as borrower, entered into a $10.0 million 364-day secured revolving credit agreement with BofA and the Company had guaranteed the obligations of the borrower up to $3.0 million.

As of March 6, 2017, all amounts outstanding under the credit agreement were satisfied with the proceeds from the sale of Maintech, at which time the Company’s obligation as a guarantor was discharged.

Long-term debt consists of the following (in thousands):

	October 29, 2017	October 30, 2016
Financing programs	$50,000	$97,050
Total debt	50,000	97,050
Less: amounts due within one year	50,000	2,050
Total long-term debt	$—	$95,000

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

NOTE 15: Stockholders’ Equity
(a)Common Stock

Each outstanding share of common stock is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during fiscal 2017, 2016 or 2015. The holders of common stock have no preemptive or other subscription rights and there is no redemption or sinking fund provisions with respect to such shares. There is no preferred stock outstanding.
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

In fiscal 2017 and 2016, the Company did not repurchase any shares of common stock. In fiscal 2015, the Company repurchased 340,800 shares of common stock at an average purchase price of $12.50 per share for an aggregate amount of $4.3 million. As of October 29, 2017, the Company had 1,159,200 shares available for repurchase.

(c)    Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) are as follows (in thousands):

	Foreign currency gains/(losses)	Unrealized gains/(losses) on securities	Accumulated other comprehensive income (loss)
November 1, 2015	$(7,971)	$(23)	$(7,994)
Other comprehensive income (loss) before reclassifications	(3,284)	23	(3,261)
Amounts reclassified from accumulated other comprehensive income (loss)	643	—	643
Current period other comprehensive income (loss)	(2,641)	23	(2,618)
October 30, 2016	(10,612)	—	(10,612)
Other comprehensive income (loss) before reclassifications	3,614	—	3,614
Amounts reclassified from accumulated other comprehensive income (loss)	1,737	—	1,737
Current period other comprehensive income	5,351	—	5,351
October 29, 2017	$(5,261)	$—	$(5,261)

Reclassifications from Accumulated other comprehensive loss for the twelve months ended October 29, 2017 were (in thousands):

	Year Ended		Affected Line Item in the Statement Where Net Loss is Presented
	October 29, 2017	October 30, 2016
Foreign currency translation
Sale of foreign subsidiary	$(1,737)	$—	Foreign exchange gain (loss), net
Closure of foreign subsidiary	—	(643)	Foreign exchange gain (loss), net
Total reclassifications, net of tax	$(1,737)	$(643)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

NOTE 16: Stock Compensation Plans

2015 Equity Incentive Plan

On June 9, 2016, the stockholders of the Company approved the 2015 Equity Incentive Plan (the “2015 Plan”), which replaced the 2006 Plan. The 2015 Plan was previously adopted by the Board of Directors (the “Board”) on October 19, 2015 and subsequently amended on January 13, 2016. The 2015 Plan authorizes the Board to award equity-based compensation in the form of (1) stock options, including incentive stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units (“RSUs”), (5) performance awards, (6) other stock-based awards, and (7) performance compensation awards. Subject to adjustment as provided in the 2015 Plan, up to an aggregate of 3,000,000 shares of the Company’s common stock may be issued or transferred in connection with awards granted thereunder.

For fiscal 2017, the Company granted an aggregate of 851,488 stock options, 248,915 RSUs and 71,311 phantom units in the form of cash-settled RSUs. This was comprised of: (i) 851,488 stock options and 175,145 RSUs granted to certain employees including executive management as long-term incentive awards, (ii) 73,770 RSUs granted to independent members of the Board as part of their annual compensation and (iii) 71,311 phantom units granted to certain senior management level employees.

The grants were based on the total fair value at the grant date of these stock options and RSUs of approximately $2.7 million in fiscal 2017. The grants for the Board members vested immediately, whereas the grants for the employees will vest in equal annual tranches over three years provided the employees remain employed on each of those vesting dates. The weighted average fair value per unit for the RSUs was $4.43. Compensation expense for the vested units was recognized on the grant date. The stock options expire 10 years from the initial grant date and have a weighted average exercise price of $4.46. Compensation expense for the stock options and RSUs that did not immediately vest is recognized over the vesting period.

For fiscal 2016, the Company granted an aggregate of 981,154 stock options and 261,721 RSUs. The grants were based on the fair value at the grant date with a total fair value of approximately $3.9 million. With the exception of the grants for the Board members that vested immediately, the grants will vest in equal annual tranches over three years provided the employees remain employed on each of those vesting dates. The weighted average fair value per unit for the RSUs was $6.41. Compensation expense for the vested units was recognized on the grant date. The stock options have a weighted average exercise price of $6.48 and expire 10 years from the initial grant date. Compensation expense for the stock options and units that did not immediately vest is recognized over the vesting period.

The following table summarizes transactions involving outstanding stock options and non-vested restricted stock and restricted stock unit awards (stock awards) under the 2015 plan:

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

	Stock Options				Restricted Stock
2015 Plan	Number of shares	Weighted average exercise price	Weighted average contractual life	Aggregate Intrinsic Value	Number of shares	Weighted average grant date fair value
			(in years)	(in thousands)
Outstanding - November 1, 2015	—	$—	—	$—	—	$—
Granted	981,154	$6.48	—	$—	261,721	$6.41
Forfeited	(2,748)	$6.06	—	$—	(550)	$6.06
Vested RSU	—	$—	—	$—	(75,219)	$6.06
Outstanding - October 30, 2016	978,406	$6.48	9.51	$242	185,952	$7.13
Granted	851,488	$4.46	—	$—	248,915	$4.43
Forfeited	(54,270)	$6.14	—	$—	(10,862)	$6.14
Vested RSU	—	$—	—	$—	(137,816)	$5.36
Deferred RSU	—	$—	—	$—	36,885	$4.35
Outstanding - October 29, 2017	1,775,624	$5.52	9.03	$2,881	323,074	$5.09
Unvested at October 29, 2017	1,400,714	$5.18	9.19	$1,796
Exercisable at October 29, 2017	374,910	$6.79	8.43	$1,085

In fiscal 2017, the grants of the phantom units were based on the fair value at the grant date with a total fair value of approximately $0.3 million. The units vest in equal annual tranches over three years provided the employees remain employed on each of those vesting dates. The weighted average fair value per unit was $4.35. These cash-settled awards are classified as a liability and remeasured at the end of each reporting period based on the change in fair value of one share of the Company’s common stock. Compensation expense is recognized over the vesting period. The liability and corresponding expense are adjusted accordingly until the awards are settled. As of and for the year ended October 29, 2017, 29,507 units have been forfeited.

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

During fiscal 2016, the Company granted 189,897 stock options and 38,314 RSUs. The grants were based on the fair value at the grant date with a total fair value of approximately $0.8 million. The grants will vest in equal annual tranches over three years provided the employees remain employed on each of those vesting dates. The weighted average fair value per unit for the RSUs was $7.18. The stock options have a weighted average exercise price of $7.18 and expire 10 years from the initial grant date. Compensation expense for the stock options and units that were not immediately vested is recognized over the vesting period.

During fiscal 2015, the Company granted 393,528 stock options and 170,979 RSUs. The grants were based on the fair value at the grant date with a total fair value of approximately $2.8 million. The grants will vest in equal annual tranches over three years provided the employee remain employed on each of those vesting dates. The weighted average fair value per unit for the RSUs was $9.32. The stock options have a weighted average exercise price of $9.21 and expire seven years from the grant date. Compensation expense for the stock options and units that were not immediately vested is recognized over the vesting period.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

The following table summarizes transactions involving outstanding stock options and non-vested restricted stock and restricted stock unit awards (stock awards) under the 2006 plan:

	Stock Options				Restricted Stock
2006 Plan	Number of shares	Weighted average exercise price	Weighted average contractual life	Aggregate Intrinsic Value	Number of shares	Weighted average grant date fair value
			(in years)	(in thousands)
Outstanding - November 2, 2014	764,150	$9.22	5.43	$776	23,334	$7.68
Granted	393,528	$9.21	—	$—	170,979	$9.32
Forfeited	(94,000)	$12.49	—	$—	—	$—
Vested RSU	—	$—	—	$—	(144,154)	$9.11
Exercised	(83,264)	$6.39	—	$—	—	$—
Outstanding - November 1, 2015	980,414	$9.14	5.31	$727	50,159	$9.17
Granted	189,897	$7.18	—	$—	38,314	$7.18
Exercised	(11,682)	$6.39	—	$—	—	$—
Forfeited	(216,000)	$8.34	—	$—	—	$—
Vested RSU	—	$—	—	$—	(44,692)	$9.24
Outstanding - October 30, 2016	942,629	$8.97	6.91	$1	43,781	$7.35
Exercised	(300)	$6.39	—	$—	—	$—
Forfeited	(218,031)	$11.26	—	$—	(12,426)	$7.15
Vested RSU	—	$—	—	$—	(15,463)	$7.42
Outstanding - October 29, 2017	724,298	$8.28	6.15	$3,170	15,892	$7.44
Unvested at October 29, 2017	76,889	$7.42	9.29	$271
Exercisable at October 29, 2017	647,409	$8.38	6.90	$2,899

2015 and 2006 Plans

Determining Fair Value - Stock Options

The fair value of the option grants under both plans were estimated using the Black-Scholes option-pricing model which requires estimates of key assumptions based on both historical information and management judgment regarding market factors and trends.

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

The Company estimated the fair value of each stock option grant using the Black-Scholes option-pricing model. The weighted average assumptions used to estimate the fair value of stock options for the respective fiscal years were as follows:

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

	October 29, 2017	October 30, 2016	November 1, 2015
Weighted-average fair value of stock option granted	$1.83	$2.41	$2.97
Expected volatility	40.0%	40.0%	40.0%
Expected term (in years)	6.00	6.00	4.67
Risk-free interest rate	1.89%	1.32%	1.53%
Expected dividend yield	0.0%	0.0%	0.0%

Share-based compensation expense was recognized in Selling, administrative and other operating costs in the Company’s Consolidated Statements of Operations as follows (in thousands):

	Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
Selling, administrative and other operating costs	$2,755	$1,828	$2,906
Total	$2,755	$1,828	$2,906

As of October 29, 2017, total unrecognized compensation expense of $2.9 million related to stock options, RSUs and phantom units will be recognized over the remaining average vesting period of 2.6 years of which $2.0 million, $0.7 million, and $0.2 million is expected to be recognized in fiscal 2018, 2019 and 2020, respectively.

NOTE 17: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
Numerator
Income (loss) from continuing operations	$28,825	$(14,570)	$(19,786)
Loss from discontinued operations, net of income taxes	(1,693)	—	(4,834)
Net income (loss)	$27,132	$(14,570)	$(24,620)

Denominator
Basic weighted average number of shares	20,942	20,831	20,816
Dilutive weighted average number of shares	21,017	20,831	20,816

Per Share Data:
Basic:
Income (loss) from continuing operations	$1.38	$(0.70)	$(0.95)
Loss from discontinued operations, net of income taxes	(0.08)	—	(0.23)
Net income (loss)	$1.30	$(0.70)	$(1.18)

Diluted:
Income (loss) from continuing operations	$1.37	$(0.70)	$(0.95)
Loss from discontinued operations, net of income taxes	(0.08)	—	(0.23)
Net income (loss)	$1.29	$(0.70)	$(1.18)

Options to purchase 2,499,923, 1,921,036 and 980,414 shares of the Company’s common stock were outstanding at October 29, 2017, October 30, 2016 and November 1, 2015, respectively. Additionally, there were 338,968, 229,735 and 50,159 restricted shares outstanding at October 29, 2017, October 30, 2016 and November 1, 2015, respectively. For the year ended October 29, 2017, potentially dilutive shares comprising of 51,598 restricted stock units and 23,550 stock options were included in the

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

computation of diluted earnings per share. The fiscal 2017 diluted earnings per share did not include the effect of potentially dilutive outstanding shares comprised of 222,634 restricted stock units and 2,332,073 of stock options because the effect would have been anti-dilutive. The options and restricted shares were not included in the computation of diluted loss per share in fiscal 2016 and 2015 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those fiscal years.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

NOTE 18: Related Party Transactions
During fiscal 2015, the law firm of which Lloyd Frank, a former member of the Company’s Board of Directors (until May 2015) is counsel, rendered services to the Company in the amount of $1.1 million. During fiscal 2015 the Company paid $0.1 million to both Michael Shaw, Ph.D., son of Jerry Shaw, former Executive Officer and current Executive Vice President Emeritus of the Company, and brother of Steven Shaw, the Company’s former Chief Executive Officer and Director, for services rendered to the Company. In addition, during fiscal 2015 the Company paid $0.1 million in connection with a settlement agreement dated March 30, 2015 with Glacier Peak Capital LLC and certain of its affiliates, an investment firm of which the President and Senior Portfolio Manager, John C. Rudolf, served on the Company's Board of Directors through February 23, 2017.

NOTE 19: Commitments and Contingencies

(a)	Leases

The future minimum rental commitments as of October 29, 2017 for all non-cancelable operating leases were as follows (in thousands):

Fiscal year:	Amount
2018	$13,890
2019	10,959
2020	8,327
2021	6,361
2022	5,488
Thereafter	37,374
Many of the leases also require the Company to pay and contribute to property taxes, insurance and ordinary repairs and maintenance. The lease agreements, which expire at various dates through 2031, may be subject in some cases to renewal options, early termination options or escalation clauses.
Rent expense for all operating leases in fiscal 2017, 2016 and 2015 were $18.5 million, $18.0 million, and $15.6 million, respectively.

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

(c)    Other Matters

Certain qualification failures related to nondiscrimination testing for the Company’s 401(k) plans consisting of the (1) Volt Technical Services Savings Plan and the (2) Volt Information Sciences, Inc. Savings Plan occurred during plan years prior to 2016.  The Company currently estimates that it will need to contribute approximately $0.9 million to the plan to correct the failures.  The Company does not expect to contribute any amounts to the plan to correct the failures until the Company has obtained the approval of the Internal Revenue Service regarding the method for curing the failures and the amount of the contribution.

NOTE 20: Subsequent Events

Financing Program
On January 8, 2018, the Company executed a commitment letter on a new accounts receivable securitization arrangement and we expect to close on such securitization shortly which will improve our debt maturity profile, providing additional runway to execute our turnaround plan.

On January 11, 2018, the Company entered into Amendment No. 10 to the PNC Financing Program, which gives us the option to extend the termination date of the program from January 31, 2018 to March 2, 2018, and amends the financial covenant requiring the Company to meet the minimum earnings before interest and taxes levels for fiscal quarter ended October 29, 2017. All other material terms and conditions remain substantially unchanged, including interest rates.
Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act"), was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations.  The Company is in the process of quantifying the tax impacts of The Act.  As a result of The Act, the Company expects there will be one-time adjustments for the re-measurement of deferred tax assets (liabilities) and the deemed repatriation tax on the unremitted foreign earnings and profits. Given the Company's valuation allowance, the Company does not expect the adjustment to materially impact the Company’s income tax provision or balance sheet. The Company is in the process of quantifying the impact of the Act and will record any adjustments in accordance with the guidance provided in SAB118.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

NOTE 21: Segment Disclosures

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

Segment operating income (loss) is comprised of segment net revenue less cost of services, selling, administrative and other operating costs, restructuring and severance costs, gain from divestitures and settlement and impairment charges. The Company allocates to the segments all operating costs except for costs not directly related to the operating activities such as corporate-wide general and administrative costs. These costs are not allocated because doing so would not enhance the understanding of segment operating performance and are not used by management to measure segment performance.

Effective in the first quarter of fiscal 2017, in an effort to simplify and refine its internal reporting, the Company modified its intersegment sales structure between North American Staffing and Technology Outsourcing Services and Solutions segments. The resulting changes were as follows:

•	Intersegment revenue for North American Staffing from Technology Outsourcing Services and Solutions is based on a set percentage of direct labor dollars for recruiting and administrative services; and

•
The direct labor costs associated with the contingent employees placed by North American Staffing on behalf of Technology Outsourcing Services and Solutions’ customers are directly borne by the Technology Outsourcing Services and Solutions segment instead of by North American Staffing.

To provide period over period comparability, the Company has reclassified the prior period segment data to conform to the current presentation. This change did not have any impact on the consolidated financial results for any period presented.

We report our segment information in accordance with the provisions of FASB ASC Topic 280. The Company is currently assessing potential changes to its reportable segments after the sale of the quality assurance business on October 27, 2017, and expects to complete this assessment in the first quarter of fiscal 2018.

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Year Ended October 29, 2017
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$1,194,436	$919,260	$119,762	$100,847	$61,025	$(6,458)
Cost of services	1,007,041	782,405	101,064	80,358	49,672	(6,458)
Gross margin	187,395	136,855	18,698	20,489	11,353	—

Selling, administrative and other operating costs	197,130	119,320	15,836	14,496	47,478	—
Restructuring and severance costs	1,379	382	14	39	944	—
Gain from divestitures	(51,971)	—	—	—	(51,971)	—
Settlement and impairment charges	1,694	—	—	—	1,694	—
Operating income	39,163	17,153	2,848	5,954	13,208	—
Other income (expense), net	(6,950)
Income tax provision	3,388
Net income from continuing operations	28,825
Loss from discontinued operations, net of income taxes	(1,693)
Net income	$27,132

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

	Year Ended October 30, 2016
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$1,334,747	$994,346	$131,496	$106,585	$114,772	$(12,452)
Cost of services	1,132,253	847,483	112,035	87,731	97,456	(12,452)
Gross margin	202,494	146,863	19,461	18,854	17,316	—

Selling, administrative and other operating costs	203,930	122,576	16,402	13,029	51,923	—
Restructuring and severance costs	5,752	1,117	702	327	3,606	—
Gain from divestitures	(1,663)	—	—	—	(1,663)	—
Settlement and impairment charges	364	—	—	—	364	—
Operating income (loss)	(5,889)	23,170	2,357	5,498	(36,914)	—
Other income (expense), net	(6,506)
Income tax provision	2,175
Net loss	$(14,570)

	Year Ended November 1, 2015
	Total	North American Staffing	International Staffing	Technology Outsourcing Services and Solutions	Corporate and Other (1)	Eliminations (2)
Net revenue	$1,496,897	$1,059,847	$147,649	$135,886	$168,422	$(14,907)
Cost of services	1,268,363	907,422	127,699	108,309	139,840	(14,907)
Gross margin	228,534	152,425	19,950	27,577	28,582	—

Selling, administrative and other operating costs	231,033	131,277	18,990	15,545	65,221	—
Restructuring and severance costs	3,635	705	357		2,573	—
Settlement and impairment charges	6,626	1,900	—	—	4,726	—
Operating income (loss)	(12,760)	18,543	603	12,032	(43,938)	—
Other income (expense), net	(2,380)
Income tax provision	4,646
Net loss from continuing operations	(19,786)
Loss from discontinued operations, net of income taxes	(4,834)
Net loss	$(24,620)

(1) Revenues are primarily derived from managed service programs and information technology infrastructure services.
(2) The majority of intersegment sales results from North American Staffing providing resources to Technology Outsourcing Services and Solutions.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

Assets of the Company by reportable operating segment are summarized in the following table (in thousands):

	October 29, 2017	October 30, 2016
Assets:
North American Staffing	$128,695	$135,620
International Staffing	36,773	36,279
Technology Outsourcing Services and Solutions (a)	12,095	34,038
Corporate & Other	107,246	92,948
Total segments	284,809	298,885
Held for sale	—	17,580
Total Assets	$284,809	$316,465

(a) As of October 29, 2017, excludes the assets sold with the quality assurance business.

Sales to external customers and long-lived assets of the Company by geographic area are as follows (in thousands):

	Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
Net Revenue:
Domestic	$1,036,567	$1,148,254	$1,273,971
International, principally Europe	157,869	186,493	222,926
Total Net Revenue	$1,194,436	$1,334,747	$1,496,897

	October 29, 2017	October 30, 2016
Long-Lived Assets:
Domestic	$27,777	$27,113
International	1,344	3,020
Total Long-Lived Assets	$29,121	$30,133

Capital expenditures and depreciation and amortization by the Company’s operating segments are as follows (in thousands):

	Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
Capital Expenditures:
North American Staffing	$279	$480	$422
International Staffing	144	893	324
Technology Outsourcing Services and Solutions	899	1,339	2,265
Corporate & Other	7,990	14,838	5,541
Total Capital Expenditures	$9,312	$17,550	$8,552

Depreciation and Amortization:
North American Staffing	$543	$517	$619
International Staffing	374	345	332
Technology Outsourcing Services and Solutions	1,659	1,728	1,172
Corporate & Other	5,449	3,379	4,688
Total Depreciation and Amortization	$8,025	$5,969	$6,811

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

NOTE 22: Quarterly Financial Information (unaudited)
The following tables present certain unaudited consolidated quarterly financial information for each quarter in the fiscal years ended October 29, 2017 and October 30, 2016.

The following table presents selected Consolidated Statements of Operations data for each quarter for the fiscal year ended October 29, 2017 (in thousands, except per share amounts):

	Three Months Ended				Year Ended
	January 29, 2017	April 30, 2017	July 30, 2017	October 29, 2017	October 29, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUE	$313,024	$303,005	$289,924	$288,483	$1,194,436
Cost of services	266,134	255,886	244,205	240,816	1,007,041
GROSS MARGIN	46,890	47,119	45,719	47,667	187,395
EXPENSES
Selling, administrative and other operating costs	48,890	51,171	46,931	50,138	197,130
Restructuring and severance costs	624	199	249	307	1,379
Gain from divestitures	—	(3,938)	—	(48,033)	(51,971)
Settlement and impairment charges	—	290	—	1,404	1,694
TOTAL EXPENSES	49,514	47,722	47,180	3,816	148,232
OPERATING INCOME (LOSS)	(2,624)	(603)	(1,461)	43,851	39,163
OTHER INCOME (EXPENSE)
Interest income	31	8	1	(1)	39
Interest expense	(889)	(899)	(977)	(1,025)	(3,790)
Foreign exchange gain (loss), net	127	184	(1,730)	(218)	(1,637)
Other income (expense), net	(599)	(311)	(277)	(375)	(1,562)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,954)	(1,621)	(4,444)	42,232	32,213
Income tax provision (benefit)	623	(767)	1,074	2,458	3,388
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,577)	(854)	(5,518)	39,774	28,825
Loss from discontinued operations, net of income taxes	—	—	—	(1,693)	(1,693)
NET INCOME (LOSS)	$(4,577)	$(854)	$(5,518)	$38,081	$27,132

PER SHARE DATA:
Basic:
Income (loss) from continuing operations	$(0.22)	$(0.04)	$(0.26)	$1.90	$1.38
Loss from discontinued operations	—	—	—	(0.08)	(0.08)
Net income (loss)	$(0.22)	$(0.04)	$(0.26)	$1.82	$1.30
Weighted average number of shares	20,918	20,921	20,963	20,967	20,942

Diluted:
Income (loss) from continuing operations	$(0.22)	$(0.04)	$(0.26)	$1.90	$1.37
Loss from discontinued operations	—	—	—	(0.08)	(0.08)
Net income (loss)	$(0.22)	$(0.04)	$(0.26)	$1.82	$1.29
Weighted average number of shares	20,918	20,921	20,963	20,982	21,017

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 29, 2017

The following table presents selected Consolidated Statements of Operations data for each quarter for the fiscal year ended October 30, 2016 (in thousands, except per share amounts):

	Three Months Ended				Year Ended
	January 31, 2016	May 1, 2016	July 31, 2016	October 30, 2016	October 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUE	$326,968	$335,576	$330,625	$341,578	$1,334,747
Cost of services	281,400	284,104	282,098	284,651	1,132,253
GROSS MARGIN	45,568	51,472	48,527	56,927	202,494
EXPENSES
Selling, administrative and other operating costs	52,623	51,128	49,543	50,636	203,930
Restructuring and severance costs	2,761	840	970	1,181	5,752
Gain from divestitures	—	(1,663)	—	—	(1,663)
Settlement and impairment charges	—	—	—	364	364
TOTAL EXPENSES	55,384	50,305	50,513	52,181	208,383
OPERATING INCOME (LOSS)	(9,816)	1,167	(1,986)	4,746	(5,889)
OTHER INCOME (EXPENSE)
Interest income	74	37	18	17	146
Interest expense	(732)	(899)	(844)	(830)	(3,305)
Foreign exchange gain (loss), net	344	(579)	(1,003)	(565)	(1,803)
Other income (expense), net	(279)	(420)	(402)	(443)	(1,544)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,409)	(694)	(4,217)	2,925	(12,395)
Income tax provision	553	1,091	393	138	2,175
NET INCOME (LOSS)	$(10,962)	$(1,785)	$(4,610)	$2,787	$(14,570)

PER SHARE DATA:
Basic:
Income (loss) from continuing operations	$(0.53)	$(0.09)	$(0.22)	$0.13	$(0.70)
Weighted average number of shares	20,813	20,814	20,846	20,852	20,831

Diluted:
Income (loss) from continuing operations	$(0.53)	$(0.09)	$(0.22)	$0.13	$(0.70)
Weighted average number of shares	20,813	20,814	20,846	21,762	20,831