Form 10-Q
period 2018-01-28
VOLT INFORMATION SCIENCES, INC.
filed 2018-03-07
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2018

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
(212) 704-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes     ☐   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No ☒

As of March 2, 2018, there were 21,028,729 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 28, 2018	January 29, 2017

NET REVENUE	$253,338	$313,024
Cost of services	217,329	266,134
GROSS MARGIN	36,009	46,890
EXPENSES
Selling, administrative and other operating costs	46,938	48,890
Restructuring and severance costs	518	624
TOTAL EXPENSES	47,456	49,514
OPERATING LOSS	(11,447)	(2,624)
OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(782)	(858)
Foreign exchange gain (loss), net	703	127
Other income (expense), net	(528)	(599)
TOTAL OTHER INCOME (EXPENSE), NET	(607)	(1,330)
LOSS BEFORE INCOME TAXES	(12,054)	(3,954)
Income tax (benefit) provision	(1,360)	623
NET LOSS	$(10,694)	$(4,577)

PER SHARE DATA:
Basic:
Net loss	$(0.51)	$(0.22)
Weighted average number of shares	21,029	20,918
Diluted:
Net loss	$(0.51)	$(0.22)
Weighted average number of shares	21,029	20,918
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	January 28, 2018	January 29, 2017

NET LOSS	$(10,694)	$(4,577)
Other comprehensive loss:
Foreign currency translation adjustments net of taxes of $0 and $0, respectively	1,404	527
COMPREHENSIVE LOSS	$(9,290)	$(4,050)
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	January 28, 2018	October 29, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,868	$37,077
Restricted cash and short-term investments	45,214	20,544
Trade accounts receivable, net of allowances of $974 and $1,249, respectively	150,531	173,818
Recoverable income taxes	53	1,643
Other current assets	8,753	11,755
TOTAL CURRENT ASSETS	258,419	244,837
Other assets, excluding current portion	11,301	10,851
Property, equipment and software, net	27,487	29,121
TOTAL ASSETS	$297,207	$284,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$23,598	$24,504
Accounts payable	29,026	36,895
Accrued taxes other than income taxes	22,754	20,467
Accrued insurance and other	31,949	30,282
Short-term borrowings, including current portion of long-term debt	30,000	50,000
Income taxes payable	854	808
TOTAL CURRENT LIABILITIES	138,181	162,956
Accrued insurance and other, excluding current portion	9,722	10,828
Deferred gain on sale of real estate, excluding current portion	23,675	24,162
Income taxes payable, excluding current portion	611	1,663
Deferred income taxes	1,206	1,206
Long-term debt, excluding current portion, net	48,673	—
TOTAL LIABILITIES	222,068	200,815
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 21,028,729 shares and 21,026,253 shares, respectively	2,374	2,374
Paid-in capital	79,070	78,645
Retained earnings	35,109	45,843
Accumulated other comprehensive loss	(3,857)	(5,261)
Treasury stock, at cost; 2,709,274 and 2,711,750 shares, respectively	(37,557)	(37,607)
TOTAL STOCKHOLDERS’ EQUITY	75,139	83,994
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$297,207	$284,809
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	January 28, 2018	January 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,694)	$(4,577)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,852	1,379
Provision (release) of doubtful accounts and sales allowances	(102)	54
Unrealized foreign currency exchange loss (gain)	371	(138)
Amortization of gain on sale leaseback of property	(486)	(486)
Gain on dispositions of property, equipment and software	(1)	—
Share-based compensation expense	435	615
Change in operating assets and liabilities:
Trade accounts receivable	23,544	21,616
Restricted cash	4,926	1,673
Other assets	3,038	770
Net assets held for sale	—	(1,249)
Accounts payable	(7,925)	(3,768)
Accrued expenses and other liabilities	2,413	621
Income taxes	584	363
Net cash provided by operating activities	17,955	16,873
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	310	361
Purchases of investments	(219)	(153)
Proceeds from sale of property, equipment, and software	1	79
Purchases of property, equipment, and software	(345)	(4,373)
Net cash used in investing activities	(253)	(4,086)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(79,696)	(5,000)
Draw-down on borrowings	109,696	5,000
Increase in cash restricted as collateral for borrowings	(29,696)	—
Debt issuance costs	(1,327)	(626)
Net cash used in financing activities	(1,023)	(626)
Effect of exchange rate changes on cash and cash equivalents	112	471
Net increase in cash and cash equivalents	16,791	12,632
Cash and cash equivalents, beginning of period	37,077	6,386
Cash and cash equivalents, end of period	$53,868	$19,018

Cash paid during the period:
Interest	$926	$869
Income taxes	$627	$327
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended January 28, 2018 and January 29, 2017
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. (“Volt” or the “Company”) have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended October 29, 2017. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, are based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended October 29, 2017.
Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation.

NOTE 2: Recently Issued Accounting Pronouncements

New Accounting Standards Not Yet Adopted by the Company

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments are effective for annual periods beginning after December 15, 2017, which for the Company will be the first quarter of fiscal 2019. The Company does not anticipate a significant impact upon adoption based on the historical and current trend of the Company’s modifications for share-based awards but the impact could be affected by the types of modifications, if any, at that time.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets. This ASU clarifies the scope and application of Subtopic 610-20 on the sale or transfer of non-financial assets and in substance non-financial assets to non-customers, including partial sales. The amendments are effective for annual reporting periods beginning after December 15, 2017, which for the Company will be the first quarter of fiscal 2019. The Company does not anticipate a significant impact upon adoption.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The FASB issued subsequent amendments to improve and clarify the implementation guidance of Topic 606. This standard is effective for annual reporting periods beginning after December 15, 2017, which for the Company will be the first quarter of fiscal 2019. After the preliminary assessment, the Company does not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems. As the Company continues to evaluate the impacts of our pending adoption of Topic 606, our preliminary assessments are subject to change.
Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this ASU in the first quarter of fiscal 2018. Upon adoption, the excess tax benefits and deficiencies are recognized as income tax expense or benefit in the income statement in the reporting period incurred. The ASU transition guidance requires that this election be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, net of any valuation allowance required on the deferred tax assets. Because the Company has provided a full valuation allowance against its net deferred tax assets, this adoption has no impact to the opening balance of total stockholder’s equity. The Company has elected to present the changes for excess tax benefits in the statement of cash flows prospectively and to account for forfeitures as they occur. There was no impact to the change in presentation in the statement of cash flows related to statutory tax withholding requirements since the Company has historically classified the cash paid for tax withholding as a financing activity.
All other ASUs that became effective for Volt in the first quarter of fiscal 2018 were not applicable to the Company at this time and therefore did not have any impact during the period.

NOTE 3: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended January 28, 2018 were (in thousands):

Foreign Currency Translation
Accumulated other comprehensive loss at October 29, 2017	$(5,261)
Other comprehensive loss	1,404
Accumulated other comprehensive loss at January 28, 2018	$(3,857)

There were no reclassifications from accumulated other comprehensive loss for the three months ended January 28, 2018.

NOTE 4: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral are classified as an operating activity, as this cash is directly related to the operations of this business. At January 28, 2018 and October 29, 2017, restricted cash included $10.0 million and $15.1 million, respectively, restricted for payment to associate vendors and $2.1 million and $1.9 million, respectively, restricted for other collateral accounts.

In addition, at January 28, 2018, restricted cash included $29.7 million deposited as collateral for issued letters of credit under an arrangement with PNC Bank, National Association (“PNC Bank”). The restriction on this deposit was removed on January 31, 2018, when the letters of credit were established under the Company’s new financing arrangement (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschafsbank (“DZ Bank”). Changes in restricted cash collateral are classified as a financing activity, as this cash is directly related to the financing activities of this business.

At January 28, 2018 and October 29, 2017, short-term investments were $3.4 million and $3.5 million, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company adjusts its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate, consistent with Accounting Standards Codification (“ASC”) 270, Interim Reporting, and ASC 740-270, Income Taxes – Intra Period Tax Allocation. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. The Company’s future effective tax rates could be affected by earnings being different than anticipated in countries with differing statutory rates, increases in recorded valuation allowances of tax assets, or changes in tax laws.

The Company’s provision (benefit) for income taxes primarily includes foreign jurisdictions and state taxes. The income tax benefit in the first quarter of fiscal 2018 of $1.4 million was primarily due to the reversal of reserves on uncertain tax provisions that expired during the quarter. The income tax provision in the first quarter of fiscal 2017 of $0.6 million was primarily related to locations outside of the United States. The Company’s quarterly provision (benefit) for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (“Tax Act”) into law. The Tax Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35.0% to 21.0%, and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations.

The Tax Act reduces the U.S. statutory tax rate from 35.0% to 21.0% effective January 1, 2018. U.S. tax law required that taxpayers with a fiscal year that begins before and ends after the effective date of a rate change calculate a blended tax rate based on the pro-rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending October 28, 2018, the Company’s statutory income tax rate will be approximately 23.4%.

The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company does not anticipate any material impact on recorded deferred tax balances as the remeasurement of our U.S. net deferred tax assets will be offset by a corresponding change in valuation allowance. In connection with our initial analysis of the impact of the Tax Act, we have reduced our net deferred tax assets and corresponding valuation allowance by approximately $25.7 million for the first fiscal quarter ended January 28, 2018.

Within the Tax Act, the Transition Act imposes a tax (“Transition Tax”) on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated. The Company is currently evaluating the effect of the Transition Tax on our non-U.S. earnings. Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8.0% rate. In calculating the Transition Tax, the Company must calculate the cumulative earnings and profits of each of the non-U.S. subsidiaries back to 1987.  The Company expects to complete this calculation and record any tax due by the end of fiscal 2018. Based on a preliminary analysis, and as a result of the Company’s significant tax attributes, the Company's provisional estimate has no impact on the income tax provision.

The Company will continue to analyze the effects of the Tax Act on its financial statements and operations. Any additional impacts of the Tax Act will be recorded as they are identified during the measurement period in accordance with SAB 118.

NOTE 6: Debt

The Company’s primary sources of liquidity are cash flows from operations and proceeds from our financing arrangements. Both operating cash flows and borrowing capacity under the Company’s financing arrangements are directly related to the levels of accounts receivable generated by its businesses. The Company’s operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for the Company’s contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. The Company’s level of borrowing capacity under its financing arrangements increases or decreases in tandem with any change in accounts receivable based on revenue fluctuations.

The Company manages its cash flow and related liquidity on a global basis. The weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $20.0 million. The Company generally targets minimum global liquidity to be 1.5 to 2.0 times its average weekly requirements. The Company also maintains minimum effective cash balances in foreign operations and uses a multi-currency netting and overdraft facility for its European entities to further minimize overseas cash requirements.

On January 25, 2018, the Company entered into a long-term $115.0 million accounts receivable securitization program with DZ Bank and exited its financing relationship with PNC Bank (“PNC Financing Program”). While the borrowing capacity was reduced from $160.0 million under the PNC Financing Program, the new agreement increases available liquidity and provides greater financial flexibility with less restrictive financial covenants and fewer restrictions on use of proceeds, as well as reduces overall borrowing costs.

Under the DZ Financing Program, certain receivables of the Company are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, the Company may request that DZ Bank make loans from time to time to the Company that are secured by liens on those receivables.

Loan advances may be made under the DZ Financing Program through January 25, 2020 and all loans will mature no later than July 25, 2020.  Loans will accrue interest (i) with respect to loans that are funded through the issuance of commercial paper notes, at the commercial paper (“CP”) rate, and (ii) otherwise, at a rate per annum equal to adjusted LIBOR. The CP rate will be based on the rates paid by the applicable lender on notes it issues to fund related loans.  Adjusted LIBOR is based on LIBOR for the applicable interest period and the rate prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirements with respect to Eurocurrency funding. If an event of default occurs, all loans shall bear interest at a rate per annum equal to the prime rate (the federal funds rate plus 3%) plus 2.5%. The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. The size of the DZ Financing Program may be increased with the approval of DZ Bank.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants, with such covenants being less restrictive than those under the PNC Financing Program. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under our DZ Financing Program, including a minimum tangible net worth of $40.0 million, positive net income in fiscal year 2019, maximum debt to tangible net worth ratio of 3:1 and a minimum of $15.0 million in liquid assets, as defined. At January 28, 2018, the Company was in compliance with all debt covenants.

The Company used funds made available by the DZ Financing Program to repay all amounts outstanding under the PNC Financing Program, which terminated in accordance with its terms, and expects to use remaining availability from the DZ Financing Program from time to time for working capital and other general corporate purposes.

Until the termination date, the PNC Financing Program was secured by receivables from certain staffing services businesses in the United States and Europe that were sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. The bankruptcy-remote subsidiary’s sole business consisted of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets were available first to satisfy obligations to PNC and were not available to pay creditors of the Company’s other legal entities. Borrowing capacity under the PNC Financing Program was directly impacted by the level of accounts receivable.

In addition to customary representations, warranties and affirmative and negative covenants, the PNC Financing Program was subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity or performance covenants, triggering of portfolio ratio limits, or other material adverse events, as defined.

On January 11, 2018, the Company entered into Amendment No. 10 to the PNC Financing Program, which gave the Company the option to extend the termination date of the program from January 31, 2018 to March 2, 2018, and amended the financial covenant requiring the Company to meet the minimum earnings before interest and taxes levels for the fiscal quarter ended October 29, 2017. All other material terms and conditions remain substantially unchanged, including interest rates.

The PNC Financing Program included a letter of credit sub-limit of $50.0 million and minimum borrowing requirements. As of January 28, 2018, the letter of credit participation was $28.3 million inclusive of $26.9 million for the Company’s casualty insurance program and $1.4 million for the security deposit required under the Orange facility lease agreement. The Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

At January 28, 2018, the Company had outstanding borrowings under the DZ Financing Program of $80.0 million, which was reduced to $50.0 million in the beginning of February 2018, with a weighted average annual interest rate of 3.3% during the first quarter of fiscal 2018. As previously mentioned, $30.0 million was temporarily drawn to fully collateralize letters of credit with PNC Bank until the letters of credit were established at DZ Bank on January 31, 2018. At October 29, 2017, the Company had outstanding borrowings under the PNC Financing Program of $50.0 million with a weighted average annual interest rate of 4.0% and 3.1% during the first quarter of fiscal 2018 and 2017, respectively, which is inclusive of certain facility fees. At January 28, 2018, there was $21.5 million of borrowing availability under the DZ Financing Program.

Long-term debt consists of the following (in thousands):

	January 28, 2018	October 29, 2017
Financing programs (a)	$80,000	$50,000
Less:
Current portion	30,000	50,000
Deferred financing fees	1,327	—
Total long-term debt, net	$48,673	$—

(a) Total Company debt under the financing programs was reduced to $50.0 million in the beginning of February 2018.

NOTE 7: Earnings (Loss) Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	January 28, 2018	January 29, 2017
Numerator
Net loss	$(10,694)	$(4,577)
Denominator
Basic weighted average number of shares	21,029	20,918
Diluted weighted average number of shares	21,029	20,918

Net loss per share:
Basic	$(0.51)	$(0.22)
Diluted	$(0.51)	$(0.22)

Options to purchase 2,240,846 and 1,866,545 shares of the Company’s common stock were outstanding at January 28, 2018 and January 29, 2017, respectively. Additionally, there were 280,486 and 230,014 unvested restricted shares outstanding at January 28, 2018 and January 29, 2017, respectively. These options and restricted shares were not included in the computation of diluted loss per share in the first quarter of fiscal 2018 and 2017 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

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

(b)    Other Matters

As previously disclosed in the Annual Report on Form 10-K for the year ended October 29, 2017, certain qualification failures related to nondiscrimination testing for the Company’s 401(k) plans consisting of the (1) Volt Technical Services Savings Plan and the (2) Volt Information Sciences, Inc. Savings Plan occurred during plan years prior to 2016.  The Company currently estimates that it will need to contribute approximately $0.9 million to the plans to correct the failures.  The Company does not expect to contribute any amounts to the plans to correct the failures until the Company has obtained the approval of the Internal Revenue Service regarding the method for curing the failures and the amount of the contribution.

NOTE 9: Segment Data

We report our segment information in accordance with the provisions of ASC 280, Segment Reporting.

Our current reportable segments are (i) North American Staffing and (ii) International Staffing. The non-reportable businesses are combined and disclosed with corporate services under the category Corporate and Other.

The Company sold the quality assurance business from within the Technology Outsourcing Services and Solutions segment on October 27, 2017 leaving the Company's call center services as the remaining activity within that segment. The Company has renamed the operating segment Volt Customer Care Solutions and its results are now reported as part of the Corporate and Other category, as it does not meet the criteria for a reportable segment under ASC 280, Segment Reporting. To provide period over period comparability, the Company has recast the prior period Technology Outsourcing Services and Solutions segment data to conform to the current presentation within the Corporate and Other category in the prior period. This change did not have any impact on the consolidated financial results for any period presented. In addition, Corporate and Other also included our previously owned Maintech business in the first quarter of fiscal 2017.

Segment operating income (loss) is comprised of segment net revenue less cost of services, selling, administrative and other operating costs, and restructuring and severance costs. The Company allocates to the segments all operating costs except for costs not directly related to the operating activities such as corporate-wide general and administrative costs. These costs are not allocated because doing so would not enhance the understanding of segment operating performance and are not used by management to measure segment performance.

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Three Months Ended January 28, 2018
	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$253,338	$206,235	$29,579	$18,727	$(1,203)
Cost of services	217,329	178,358	25,077	15,097	(1,203)
Gross margin	36,009	27,877	4,502	3,630	—

Selling, administrative and other operating costs	46,938	28,498	4,372	14,068	—
Restructuring and severance costs	518	5	228	285	—
Operating loss	(11,447)	(626)	(98)	(10,723)	—
Other income (expense), net	(607)
Income tax benefit	(1,360)
Net loss	$(10,694)

	Three Months Ended January 29, 2017
	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$313,024	$231,865	$30,350	$51,967	$(1,158)
Cost of services	266,134	198,842	25,657	42,793	(1,158)
Gross margin	46,890	33,023	4,693	9,174	—

Selling, administrative and other operating costs	48,890	30,099	4,041	14,750	—
Restructuring and severance costs	624	96	10	518	—
Operating income (loss)	(2,624)	2,828	642	(6,094)	—
Other income (expense), net	(1,330)
Income tax provision	623
Net loss	$(4,577)

(1) Revenues are primarily derived from managed service programs and Volt Customer Care Solutions. In addition, the first quarter of fiscal 2017 included our previously owned Maintech and quality assurance businesses.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions and our previously owned quality assurance business.

NOTE 10: Subsequent Events

On January 31, 2018, the restriction on the $29.7 million deposit that collateralized the letters of credit at PNC Bank was removed when new letters of credit were established under the Company’s new financing arrangement with DZ Bank. Subsequently, in the beginning of February 2018, the Company paid down $30.0 million of its debt with DZ Bank, reducing the Company's outstanding debt to $50.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. This MD&A should be read in conjunction with the MD&A included in our Form 10-K for the fiscal year ended October 29, 2017, as filed with the SEC on January 12, 2018 (the “2017 Form 10-K”). References in this document to “Volt,” “Company,” “we,” “us” and “our” mean Volt Information Sciences, Inc. and our consolidated subsidiaries, unless the context requires otherwise. The statements below should also be read in conjunction with the description of the risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of the 2017 Form 10-K.

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

Segments

We report our segment information in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting.

Our current reportable segments are (i) North American Staffing and (ii) International Staffing. The non-reportable businesses are combined and disclosed with corporate services under the category Corporate and Other.

The Company sold the quality assurance business from within the Technology Outsourcing Services and Solutions segment on October 27, 2017 leaving the Company's call center services as the remaining activity within that segment. The Company renamed the operating segment Volt Customer Care Solutions and its results are now reported as part of the Corporate and Other category, as it does not meet the criteria for a reportable segment under ASC 280, Segment Reporting. To provide period over period comparability, the Company has recast the prior period Technology Outsourcing Services and Solutions segment data to conform to the current presentation within the Corporate and Other category in the prior period. This change did not have any impact on the consolidated financial results for any period presented. In addition, Corporate and Other also included our previously owned Maintech business in the first quarter of fiscal 2017.

Overview

We are a global provider of staffing services (traditional time and materials-based as well as project-based). Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily administrative and light industrial (“commercial”) as well as technical, information technology and engineering (“professional”) positions. Our managed service programs (“MSP”) involves managing the procurement and on-boarding of contingent workers from multiple providers. Our customer care solutions specializes in serving as an extension of our customers' consumer relationships and processes including collaborating with customers, from help desk inquiries to advanced technical support. We also provided quality assurance services through the date of sale of this business in October 2017. In addition, through the date of the sale of Maintech, Incorporated (“Maintech”) in March 2017, we provided information technology infrastructure services. Our information technology infrastructure services provided server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations.

As of January 28, 2018, we employed approximately 19,800 people, including 18,400 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from 100 locations worldwide with approximately 87% of our revenues generated in the United States. Our principal international markets include Europe, Canada and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

Recent Developments

On January 31, 2018, the restriction on the $29.7 million deposit that collateralized the letters of credit at PNC Bank, National Association (“PNC Bank”) was removed when new letters of credit were established under our new financing arrangement with DZ Bank AG Deutsche Zentral-Genossenschafsbank (“DZ Bank”). Subsequently in the beginning of February 2018, we paid down $30.0 million of our debt with DZ Bank, reducing our total debt outstanding to $50.0 million.

On February 15, 2018, we filed a Form 8-K disclosing the hiring of staffing industry veteran Linda Perneau to serve as President of Volt Workforce Solutions, our North American staffing business, effective May 26, 2018. Until she is permitted to assume her new role on such date, Ms. Perneau will serve as an executive advisor to our international business.

Consolidated Results by Segment

	Three Months Ended January 28, 2018
(in thousands)	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$253,338	$206,235	$29,579	$18,727	$(1,203)
Cost of services	217,329	178,358	25,077	15,097	(1,203)
Gross margin	36,009	27,877	4,502	3,630	—

Selling, administrative and other operating costs	46,938	28,498	4,372	14,068	—
Restructuring and severance costs	518	5	228	285	—
Operating loss	(11,447)	(626)	(98)	(10,723)	—
Other income (expense), net	(607)
Income tax benefit	(1,360)
Net loss	$(10,694)

	Three Months Ended January 29, 2017
(in thousands)	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$313,024	$231,865	$30,350	$51,967	$(1,158)
Cost of services	266,134	198,842	25,657	42,793	(1,158)
Gross margin	46,890	33,023	4,693	9,174	—

Selling, administrative and other operating costs	48,890	30,099	4,041	14,750	—
Restructuring and severance costs	624	96	10	518	—
Operating income (loss)	(2,624)	2,828	642	(6,094)	—
Other income (expense), net	(1,330)
Income tax provision	623
Net loss	$(4,577)

(1) Revenues are primarily derived from managed service programs and Volt Customer Care Solutions. In addition, the first quarter of fiscal 2017 included our previously owned Maintech and quality assurance businesses.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions and our previously owned quality assurance business.

Results of Operations by Segment (Q1 2018 vs. Q1 2017)
Net Revenue
Net revenue in the first quarter of fiscal 2018 decreased $59.7 million, or 19.1%, to $253.3 million from $313.0 million in the first quarter of fiscal 2017. The revenue decline was driven by decreases from the sale of Maintech and the quality assurance businesses of $32.0 million which are included in the Corporate and Other category in the first quarter of fiscal 2017, as well as decreases in our North American Staffing segment of $25.7 million.
The North American Staffing segment revenue declined $25.7 million driven by lower demand from customers in both our professional and commercial job families as well as a significant change in a transportation manufacturing client’s contingent labor strategy in the latter part of fiscal 2017. The segment’s revenue was also impacted by other customers experiencing decreased demand for their services and changes in their staffing models, offsetting revenue growth from new and existing customers.
International Staffing segment revenue decreased $0.8 million in the first quarter of fiscal 2018 and, excluding the impact of foreign exchange rate fluctuations, revenue declined $3.2 million on a constant currency basis. The decline was primarily due to lower demand in the United Kingdom offset by strong growth in Belgium and Singapore.
The Corporate and Other category revenue decrease of $33.3 million was primarily attributable to the absence of revenue in the first quarter of fiscal 2018 from non-core businesses sold in the second and fourth quarter of fiscal 2017. These non-core businesses included Maintech and the quality assurance businesses which reported revenue of $16.9 million and $15.1 million, respectively, in the first quarter fiscal 2017. In addition, our North American MSP revenue declined $0.7 million due to winding down of certain programs and our customer care solutions revenue declined $0.5 million due to normal fluctuations in call center activity.
Cost of Services and Gross Margin
Cost of services in the first quarter of fiscal 2018 decreased $48.8 million, or 18.3%, to $217.3 million from $266.1 million in the first quarter of fiscal 2017. This decrease was primarily the result of fewer staff on assignment, consistent with the related decrease in revenues. Gross margin as a percent of revenue in the first quarter of fiscal 2018 decreased to 14.2% from 15.0% in the first quarter of fiscal 2017. The decrease in gross margin as a percent of revenue was due in part to the sale of non-core businesses in fiscal 2017. Excluding these businesses, gross margin would have been 14.2% in the first quarter of 2017, flat with the current period. In addition, our North American Staffing segment margins declined due to competitive pricing pressure and a higher mix of larger price-competitive customers. This decline was partially offset by improved margins from our Volt Customer Care Solutions driven by higher utilization, lower non-billable training costs and a change in the overall mix to higher bill rate tiers.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first quarter of fiscal 2018 decreased $2.0 million, or 4.0%, to $46.9 million from $48.9 million in the first quarter of fiscal 2017. The decrease was primarily due to on-going cost reductions in all areas of the business as well as costs attributed to the previously owned quality assurance and Maintech businesses of $3.3 million. These decreases were partially offset by higher legal fees as well as higher depreciation and software license expenses related to completion of the first phase of the upgrade of our back-office financial suite and information technology tools. As a percent of revenue, these costs were 18.5% and 15.6% in the first quarters of fiscal 2018 and 2017, respectively.
Other Income (Expense), net
Other expense in the first quarter of fiscal 2018 decreased $0.7 million, or 54.4%, to $0.6 million from $1.3 million in the first quarter of fiscal 2017, primarily related to increased non-cash foreign exchange gains primarily on intercompany balances.
Income Tax Provision (Benefit)
The income tax benefit of $1.4 million in the first quarter of fiscal 2018 was primarily due to the reversal of reserves on uncertain tax provisions that expired during the quarter. The income tax provision of $0.6 million in the first quarter of fiscal 2017 was primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from our financing arrangements with DZ Bank and until the termination in January 2018 with PNC Bank. Borrowing capacity under these arrangements is directly impacted by the level of accounts receivable which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 30 - 45 day credit terms, with few extenuating exceptions to 60 days, while our payroll and certain taxes are paid weekly.

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

Capital Allocation

We have prioritized our capital allocation strategy to strengthen our balance sheet and increase our competitiveness in the marketplace. The timing of these capital allocation priorities is highly dependent upon attaining the profitability objectives outlined in our plan and the generation of positive cash flow. We also see this as an opportunity to demonstrate our ongoing commitment to Volt shareholders as we continue to execute on our plan and return to sustainable profitability. Our capital allocation strategy includes the following elements:

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

•	Deleveraging our balance sheet. By lowering our debt level, we will strengthen our balance sheet, reduce interest costs and reduce risk going forward;

•	Returning capital to shareholders. Part of our strategy is to return capital to our shareholders when circumstances permit in connection with share buybacks; and

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

On January 25, 2018, we entered into a long-term $115.0 million accounts receivable securitization program with DZ Bank and exited our financing relationship with PNC Bank. The new agreement better aligns our current financing requirements with our strategic initiatives and reduces our overall borrowing costs. In addition to better pricing, the new facility has less restrictive financial covenants and fewer restrictions on use of proceeds, which will improve available liquidity and allow us to continue to advance our capital allocation plan. Overall, the new financing program greatly enhances our financial flexibility and debt maturity profile, while providing us with additional resources to execute our business strategy.

In October 2017, we completed the sale of the quality assurance business within the Technology Outsourcing Services and Solutions segment and received net proceeds of $66.8 million after certain transaction related fees and expenses which were used to reduce outstanding debt by $50.0 million.

In March 2017, we completed the sale of Maintech and received gross proceeds of $18.3 million. The net proceeds from the transaction amounted to $13.1 million after certain transaction related fees and expenses and repayment of loan balances.

In February 2017, the IRS approved the federal portion of the IRS refund from the filing of our amended tax returns for our fiscal years 2004 through 2010. As of January 28, 2018, we have received all of the federal and corresponding state refunds.

Entering fiscal 2018, we have significant tax benefits including federal net operating loss carryforwards of $155.7 million and U.S. state NOL carryforwards of $195.2 million as well as federal tax credits of $48.2 million, which are fully reserved with a valuation allowance, which we will be able to utilize against future corporate income tax resulting from our strategic initiatives. We also have capital loss carryforwards of $13.5 million, which we will be able to utilize against future capital gains that may arise in the near future.

As previously discussed, we continue to add functionality to our underlying IT systems and to improve our competitiveness in the marketplace. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability.

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

Liquidity Outlook and Further Considerations

As previously noted, our primary sources of liquidity are cash flows from operations and proceeds from our financing arrangements. Both operating cash flows and borrowing capacity under our financing arrangements are directly related to the levels of accounts receivable generated by our businesses. Our level of borrowing capacity under the long-term accounts receivable securitization program (“DZ Financing Program”) increases or decreases in tandem with any increases or decreases in accounts receivable based on revenue fluctuations.

At January 28, 2018, the Company had outstanding borrowings under the DZ Financing Program of $80.0 million which was reduced to $50.0 million in the beginning of February 2018. As previously mentioned, $30.0 million was temporarily drawn to fully collateralize letters of credit with PNC Bank until the letters of credit were established at DZ Bank on January 31, 2018.

At January 28, 2018, there was $21.5 million of borrowing availability under the DZ Financing Program and global liquidity was $78.8 million.

We are subject to certain financial and portfolio performance covenants under our DZ Financing Program, including a minimum tangible net worth of $40.0 million, positive net income in fiscal year 2019, maximum debt to tangible net worth ratio of 3:1 and a minimum of $15.0 million in liquid assets, as defined.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the aforementioned financial covenants. At January 28, 2018, we were in compliance with all debt covenants. We believe, based on our 2018 plan, we will continue to be able to meet our financial covenants.

The following table sets forth our cash and global liquidity levels at the end of our last five quarters and our most recent week ended (in thousands):

Global Liquidity
	January 29, 2017	April 30, 2017	July 30, 2017	October 29, 2017	January 28, 2018	March 2, 2018
Cash and cash equivalents (a)	$19,018	$20,743	$16,357	$37,077	$53,868

Total outstanding debt	$97,050	$90,000	$100,000	$50,000	$80,000	$50,000

Cash in banks (b)	$24,805	$24,080	$18,981	$40,685	$57,262	$33,200
PNC Financing Program	16,445	31,837	14,445	54,129	—	—
DZ Financing Program (c)	—	—	—	—	21,528	26,367
Short-Term Credit Facility - BofA	2,709	—	—	—	—	—
Global liquidity	43,959	55,917	33,426	94,814	78,790	59,567
Minimum liquidity threshold (d)	20,000	25,000	25,000	40,000	15,000	15,000
Available liquidity	$23,959	$30,917	$8,426	$54,814	$63,790	$44,567

a.	Per financial statements.

b.	Per financial statements. Amount generally includes outstanding checks.

c.	At January 28, 2018, the DZ Financing Program excluded accounts receivable from the United Kingdom. The Company expects to add these receivables to the program within fiscal 2018.

d.	At October 29, 2017, the minimum liquidity threshold included as borrowing base block of $35.0 million.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Three Months Ended
	January 28, 2018	January 29, 2017
Net cash provided by operating activities	$17,955	$16,873
Net cash used in investing activities	(253)	(4,086)
Net cash used in financing activities	(1,023)	(626)
Effect of exchange rate changes on cash and cash equivalents	112	471
Net increase in cash and cash equivalents	$16,791	$12,632

Cash Flows - Operating Activities

The net cash provided by operating activities in the first three months ended January 28, 2018 was $18.0 million, an increase of $1.1 million from net cash provided by operating activities of $16.9 million in fiscal 2017. This increase resulted primarily from a greater amount of cash provided by operating assets and liabilities, primarily from other assets and accounts receivable offset by an increase in net loss.

Cash Flows - Investing Activities

The net cash used in investing activities in the first three months ended January 28, 2018 was $0.3 million, principally for purchases of property, equipment and software of $0.3 million. The net cash used in investing activities in the first three months ended January 29, 2017 was $4.1 million, primarily for the purchase of property, equipment and software of $4.4 million.

Cash Flows - Financing Activities

The net cash used in financing activities in the first three months ended January 28, 2018 was $1.0 million as a result of entering into the DZ Financing Program and exiting the arrangement with PNC Bank. These transactions included cash restricted as collateral for borrowings of $29.7 million and the payment of debt issuance costs of $1.3 million offset by net borrowings of $30.0 million. The net cash used in financing activities in the first three months ended January 29, 2017 was $0.6 million for the payment of debt issuance costs.

Financing Program

On January 25, 2018, we entered into the DZ Financing Program, a long-term $115.0 million accounts receivable securitization program with DZ Bank and exited our financing relationship (“PNC Financing Program”) with PNC Bank. While the borrowing capacity was reduced from $160.0 million under the PNC Financing Program, the new agreement increases available liquidity and provides greater financial flexibility with less restrictive financial covenants and fewer restrictions on use of proceeds, as well as reduces overall borrowing costs.

Under the DZ Financing Program, certain receivables of the Company are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, we may request that DZ Bank make loans from time to time to the Company that are secured by liens on those receivables.

Loan advances may be made under the DZ Financing Program through January 25, 2020 and all loans will mature no later than July 25, 2020.  Loans will accrue interest (i) with respect to loans that are funded through the issuance of commercial paper notes, at the CP rate, and (ii) otherwise, at a rate per annum equal to adjusted LIBOR. The CP rate will be based on the rates paid by the applicable lender on notes it issues to fund related loans.  Adjusted LIBOR is based on LIBOR for the applicable interest period and the rate prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirements with respect to Eurocurrency funding. If an event of default occurs, all loans shall bear interest at a rate per annum equal to the prime rate (the federal funds rate plus 3%) plus 2.5%. The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. The size of the DZ Financing Program may be increased with the approval of DZ Bank.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants, with such covenants being less restrictive than those under the PNC Financing Program.  The agreement also contains customary default, indemnification and termination provisions.

We are subject to certain financial and portfolio performance covenants under our DZ Financing Program, including a minimum tangible net worth of $40.0 million, positive net income in fiscal year 2019, maximum debt to tangible net worth ratio of 3:1 and a minimum of $15.0 million in liquid assets, as defined. At January 28, 2018, we were in compliance with all debt covenants.

We used funds made available by the DZ Financing Program to repay all amounts outstanding under the PNC Financing Program, which terminated in accordance with its terms, and expect to use remaining availability from the DZ Financing Program from time to time for working capital and other general corporate purposes.

Until the termination date, the PNC Financing Program was secured by receivables from certain staffing services businesses in the United States and Europe that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. The bankruptcy-remote subsidiary’s sole business consisted of the purchase of the receivables and subsequent granting of a security interest to PNC Bank under the program, and its assets were available first to satisfy obligations to PNC Bank and were not available to pay creditors of the Company’s other legal entities. Borrowing capacity under the PNC Financing Program was directly impacted by the level of accounts receivable.

In addition to customary representations, warranties and affirmative and negative covenants, the PNC Financing Program was subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity or performance covenants, triggering of portfolio ratio limits, or other material adverse events, as defined.

On January 11, 2018, we entered into Amendment No. 10 to the PNC Financing Program, which gave us the option to extend the termination date of the program from January 31, 2018 to March 2, 2018, and amended the financial covenant requiring the Company to meet the minimum earnings before interest and taxes levels for fiscal quarter ended October 29, 2017. All other material terms and conditions remained substantially unchanged, including interest rates.

The PNC Financing Program included a letter of credit sub-limit of $50.0 million and minimum borrowing requirements. As of January 28, 2018, the letter of credit participation was $28.3 million inclusive of $26.9 million for the Company’s casualty insurance program and $1.4 million for the security deposit required under the Orange facility lease agreement. The Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letter of credit, until the letters of credit were established with DZ Bank on January 31, 2018. As previously mentioned, $30.0 million was temporarily drawn to fully collateralize letters of credit with PNC Bank until the letters of credit were established at DZ Bank on January 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in conjunction with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 29, 2017.
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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At January 28, 2018, we had cash and cash equivalents on which interest income is earned at variable rates. At January 28, 2018, we had a long-term $115.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.2 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.5 million in the first quarter of fiscal 2018.
Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar weakened relative to many foreign currencies as of January 28, 2018 compared to October 29, 2017. Consequently, stockholders’ equity increased by $1.4 million as a result of the foreign currency translation as of January 28, 2018.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of January 28, 2018 would result in an approximate $3.3 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of January 28, 2018 would result in an approximate $3.3 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.
Equity Risk
Our investments are exposed to market risk as it relates to changes in the market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At January 28, 2018, the total market value of these investments was $3.4 million.

ITEM 4. CONTROLS AND PROCEDURES
Volt maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Volt’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Volt’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Volt has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Volt’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Volt’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Volt’s disclosure controls and procedures were effective.

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended January 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company is subject to claims and legal proceedings arising in the ordinary course of its business, including payroll-related and various employment-related matters. All litigation currently pending against the Company relates to matters that have arisen in the ordinary course of business and the Company believes that such matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Since our 2017 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2017 10-K, which could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the 2017 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description

3.1
Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015 filed June 10, 2015; File No. 001-09232)

3.2
Amended and Restated By-Laws of the Company, as amended through September 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2017; File No. 001-9232)

10.1
Amendment No. 10, dated as of January 11, 2018, to the Receivables Financing Agreement dated as of July 30, 2015 and Reaffirmation of the Performance Guaranty, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2017 filed January 12, 2018; File No. 001-09232)

10.2
Receivables Loan and Security Agreement, dated as of January 25, 2018, by and among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2018; File No. 001-9232)

10.3
Receivables Purchase and Sale Agreement, dated as of January 25, 2018, among Volt Management Corp. and P/S Partner Solutions, Ltd., as originators, Volt Information Sciences, Inc. and Volt Funding II, LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2018; File No. 001-9232)

10.4
Limited Guaranty, dated as of January 25, 2018, by Volt Information Sciences, Inc. in favor of DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2018; File No. 001-9232)

10.5	Employment Agreement, dated February 12, 2018, between the Company and Linda Perneau

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.

Date: March 7, 2018	By:	/s/ Michael Dean
Michael Dean
President and Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2018	By:	/s/ Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 7, 2018	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller and Chief Accounting Officer (Principal Accounting Officer)