Form 10-Q
period 2018-04-29
VOLT INFORMATION SCIENCES, INC.
filed 2018-06-07
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2018

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

As of June 1, 2018, there were 21,035,620 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

NET REVENUE	$263,219	$303,005	$516,557	$616,029
Cost of services	225,918	255,886	443,247	522,020
GROSS MARGIN	37,301	47,119	73,310	94,009
EXPENSES
Selling, administrative and other operating costs	42,916	51,171	89,854	100,061
Restructuring and severance costs	104	199	622	823
Impairment charge	155	290	155	290
Gain from divestitures	—	(3,938)	—	(3,938)
TOTAL EXPENSES	43,175	47,722	90,631	97,236
OPERATING LOSS	(5,874)	(603)	(17,321)	(3,227)
OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(631)	(891)	(1,413)	(1,749)
Foreign exchange gain (loss), net	(497)	184	206	311
Other income (expense), net	(55)	(311)	(583)	(910)
TOTAL OTHER INCOME (EXPENSE), NET	(1,183)	(1,018)	(1,790)	(2,348)
LOSS BEFORE INCOME TAXES	(7,057)	(1,621)	(19,111)	(5,575)
Income tax provision (benefit)	630	(767)	(730)	(144)
NET LOSS	$(7,687)	$(854)	$(18,381)	$(5,431)

PER SHARE DATA:
Basic:
Net loss	$(0.37)	$(0.04)	$(0.87)	$(0.26)
Weighted average number of shares	21,032	20,921	21,030	20,919
Diluted:
Net loss	$(0.37)	$(0.04)	$(0.87)	$(0.26)
Weighted average number of shares	21,032	20,921	21,030	20,919
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

NET LOSS	$(7,687)	$(854)	$(18,381)	$(5,431)
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $0 and $0, respectively	(947)	570	457	1,097
COMPREHENSIVE LOSS	$(8,634)	$(284)	$(17,924)	$(4,334)
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	April 29, 2018	October 29, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,177	$37,077
Restricted cash and short-term investments	20,455	20,544
Trade accounts receivable, net of allowances of $773 and $1,249, respectively	166,201	173,818
Recoverable income taxes	53	1,643
Other current assets	6,730	11,755
TOTAL CURRENT ASSETS	227,616	244,837
Other assets, excluding current portion	11,032	10,851
Property, equipment and software, net	26,349	29,121
TOTAL ASSETS	$264,997	$284,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$23,134	$24,504
Accounts payable	40,118	36,895
Accrued taxes other than income taxes	21,995	20,467
Accrued insurance and other	27,098	30,282
Short-term borrowings	—	50,000
Income taxes payable	1,154	808
TOTAL CURRENT LIABILITIES	113,499	162,956
Accrued insurance and other, excluding current portion	10,727	10,828
Deferred gain on sale of real estate, excluding current portion	23,189	24,162
Income taxes payable, excluding current portion	615	1,663
Deferred income taxes	1,207	1,206
Long-term debt, excluding current portion, net	48,758	—
TOTAL LIABILITIES	197,995	200,815
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 21,035,503 and 21,026,253 shares, respectively	2,374	2,374
Paid-in capital	79,547	78,645
Retained earnings	27,303	45,843
Accumulated other comprehensive loss	(4,804)	(5,261)
Treasury stock, at cost; 2,702,500 and 2,711,750 shares, respectively	(37,418)	(37,607)
TOTAL STOCKHOLDERS’ EQUITY	67,002	83,994
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$264,997	$284,809
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	April 29, 2018	April 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,381)	$(5,431)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,726	3,380
Provision (release) of doubtful accounts and sales allowances	(220)	54
Unrealized foreign currency exchange loss (gain)	386	(711)
Impairment charges	155	290
Amortization of gain on sale leaseback of property	(972)	(972)
Loss on dispositions of property, equipment and software	—	12
Gain from divestitures	—	(3,938)
Share-based compensation expense	992	1,242
Change in operating assets and liabilities:
Trade accounts receivable	7,855	3,466
Restricted cash	(202)	(3,695)
Other assets	4,980	2,673
Net assets held for sale	—	158
Accounts payable	3,227	6,666
Accrued expenses and other liabilities	(2,159)	(3,812)
Income taxes	889	12,417
Net cash provided by operating activities	276	11,799
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	460	563
Purchases of investments	(297)	(192)
Proceeds from divestitures	—	15,224
Proceeds from sale of property, equipment, and software	1	221
Purchases of property, equipment, and software	(1,298)	(6,385)
Net cash provided by (used in) investing activities	(1,134)	9,431
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(109,696)	(27,050)
Draw-down on borrowings	109,696	20,000
Debt issuance costs	(1,411)	(726)
Proceeds from exercise of options	—	2
Withholding tax payment on vesting of restricted stock awards	(60)	(9)
Net cash used in financing activities	(1,471)	(7,783)
Effect of exchange rate changes on cash and cash equivalents	(571)	910
Net increase (decrease) in cash and cash equivalents	(2,900)	14,357
Cash and cash equivalents, beginning of period	37,077	6,386
Cash and cash equivalents, end of period	$34,177	$20,743

Cash paid during the period:
Interest	$1,482	$1,838
Income taxes	$1,132	$1,111
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended April 29, 2018 and April 30, 2017
(Unaudited)

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The FASB issued subsequent amendments to improve and clarify the implementation guidance of Topic 606. This standard is effective for annual reporting periods beginning after December 15, 2017, which for the Company will be the first quarter of fiscal 2019. As we continue to perform our assessment, the Company still does not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems. We plan to use the modified retrospective method upon adoption and will evaluate any active contracts as of the adoption date to determine whether a cumulative adjustment is necessary. The adjustment would primarily relate to deferred revenue from contracts pending execution, if any. The guidance also requires additional quantitative and qualitative disclosures. As the Company continues to make progress in its evaluation of the impacts of our pending adoption of Topic 606, our preliminary assessments are subject to change.
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
All other ASUs that became effective for Volt in the first half of fiscal 2018 were not applicable to the Company at this time and therefore did not have any impact during the period.

NOTE 3: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three and six months ended April 29, 2018 were (in thousands):

	Three Months Ended	Six Months Ended
	April 29, 2018
	Foreign Currency Translation
Accumulated other comprehensive loss at the beginning of the period	$(3,857)	$(5,261)
Other comprehensive income (loss)	(947)	457
Accumulated other comprehensive loss at April 29, 2018	$(4,804)	$(4,804)

Reclassifications from accumulated other comprehensive loss for the three and six months ended April 29, 2018 and April 30, 2017 were (in thousands):
	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Foreign currency translation
Sale of foreign subsidiaries	$—	$(612)	$—	$(612)

Details about Accumulated Other Comprehensive Loss Components	Fiscal Year	Amount Reclassified	Affected Line Item in the Statement Where Net Loss is Presented
Foreign currency translation
Sale of foreign subsidiaries	2017	$(612)	Foreign exchange gain (loss), net

NOTE 4: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral are classified as an operating activity, as this cash is directly related to the operations of this business. At April 29, 2018 and October 29, 2017, restricted cash included $15.4 million and $15.1 million, respectively, restricted for payment to associate vendors and $1.9 million and $1.9 million, respectively, restricted for other collateral accounts.

At April 29, 2018 and October 29, 2017, short-term investments were $3.2 million and $3.5 million, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company’s provision (benefit) for income taxes primarily includes foreign jurisdictions and state taxes. In the second quarter of fiscal 2018 and fiscal 2017, income taxes were a provision of $0.6 million and a benefit of $0.8 million, respectively. For the six months ended April 29, 2018 and April 30, 2017, income taxes were a benefit of $0.7 million and $0.1 million, respectively. The income tax benefit in the six months ended April 29, 2018 and April 30, 2017 included a reversal of reserves on uncertain tax provisions of $1.1 million and $1.3 million, respectively. The Company’s quarterly provision (benefit) for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

The Company does not anticipate any material impact on recorded deferred tax balances as the remeasurement of our U.S. net deferred tax assets will be offset by a corresponding change in valuation allowance. In connection with our continued analysis of the impact of the Tax Act, the Company provisionally increased its net deferred tax assets and corresponding valuation allowance by approximately $0.3 million for the three months ended April 29, 2018 and reduced its net deferred tax assets and corresponding valuation allowance by $25.4 million for the six months ended April 29, 2018.

The Tax Act also imposes a transition tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated. The Company is currently evaluating the effect of the Transition Tax on our non-U.S. earnings. Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8.0% rate. In calculating the transition tax, the Company must calculate the cumulative earnings and profits of each of the non-U.S. subsidiaries back to 1987. The Company expects to complete this calculation and record any tax due by the end of fiscal 2018. Based on a preliminary analysis, and as a result of the Company’s significant tax attributes, the Company does not expect to have any amount due related to the transition tax.

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

On January 25, 2018, the Company entered into a long-term $115.0 million accounts receivable securitization program (“DZ
Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschafsbank (“DZ Bank”) and exited its financing relationship with PNC Bank (“PNC Financing Program”). While the borrowing capacity was reduced from $160.0 million under the PNC Financing Program, the new agreement increases available liquidity and provides greater financial flexibility with less restrictive financial covenants and fewer restrictions on use of proceeds, as well as reduces overall borrowing costs.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. The size of the DZ Financing Program may be increased with the approval of DZ Bank. As of April 29, 2018, the letter of credit participation was $24.6 million inclusive of $23.5 million for the Company’s casualty insurance program and $1.1 million for the security deposit required under the real estate lease agreements. The Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

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

The Company is subject to certain financial and portfolio performance covenants under our DZ Financing Program, including a minimum tangible net worth of $40.0 million, positive net income in fiscal year 2019, maximum debt to tangible net worth ratio of 3:1 and a minimum of $15.0 million in liquid assets, as defined. At April 29, 2018, the Company was in compliance with all debt covenants.

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

At April 29, 2018, the Company had outstanding borrowings under the DZ Financing Program of $50.0 million, with a weighted average annual interest rate of 3.4% during both the second quarter of fiscal 2018 and the first six months of fiscal 2018. At October 29, 2017, the Company had outstanding borrowings under the PNC Financing Program of $50.0 million with a weighted average annual interest rate of 2.8% during the second quarter of fiscal 2017 and 2.7% during the first six months of 2017, which is inclusive of certain facility fees. The Company had outstanding borrowings under the PNC Financing until its termination in January 2018 with a weighted average interest rate of 4.0%. At April 29, 2018, there was $32.9 million of borrowing availability under the DZ Financing Program.

Long-term debt consists of the following (in thousands):

	April 29, 2018	October 29, 2017
Financing programs	$50,000	$50,000
Less:
Current portion	—	50,000
Deferred financing fees	1,242	—
Total long-term debt, net	$48,758	$—

NOTE 7: Earnings (Loss) Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Numerator
Net loss	$(7,687)	$(854)	$(18,381)	$(5,431)
Denominator
Basic weighted average number of shares	21,032	20,921	21,030	20,919
Diluted weighted average number of shares	21,032	20,921	21,030	20,919

Net loss per share:
Basic	$(0.37)	$(0.04)	$(0.87)	$(0.26)
Diluted	$(0.37)	$(0.04)	$(0.87)	$(0.26)

Options to purchase 2,360,174 and 1,871,346 shares of the Company’s common stock were outstanding at April 29, 2018 and April 30, 2017, respectively. Additionally, there were 300,928 and 220,046 unvested restricted shares outstanding at April 29, 2018 and April 30, 2017, respectively. These options and restricted shares were not included in the computation of diluted loss per share in the fiscal 2018 and 2017 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

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

(b)    Other Matters

As previously disclosed in the Annual Report on Form 10-K for the year ended October 29, 2017, certain qualification failures related to non-discrimination testing for the Company’s 401(k) plans consisting of the (1) Volt Technical Services Savings Plan and the (2) Volt Information Sciences, Inc. Savings Plan occurred during plan years prior to 2016. The Company has accrued approximately $0.9 million as its current estimate of what it will need to contribute to the plans to correct the failures. The Company does not expect to contribute any amounts to the plans to correct the failures until the Company has obtained the approval of the Internal Revenue Service regarding the method for curing the failures and the amount of the contribution.

NOTE 9: Segment Data

We report our segment information in accordance with the provisions of ASC 280, Segment Reporting.

Our current reportable segments are (i) North American Staffing and (ii) International Staffing. The non-reportable businesses are combined and disclosed with corporate services under the category Corporate and Other.

The Company sold the quality assurance business from within the Technology Outsourcing Services and Solutions segment on October 27, 2017 leaving the Company's call center services as the remaining activity within that segment. The Company has renamed the operating segment Volt Customer Care Solutions and its results are now reported as part of the Corporate and Other category, as it does not meet the criteria for a reportable segment under ASC 280, Segment Reporting. To provide period over period comparability, the Company has recast the prior period Technology Outsourcing Services and Solutions segment data to conform to the current presentation within the Corporate and Other category in the prior period. This change did not have any impact on the consolidated financial results for any period presented. In addition, Corporate and Other also included our previously owned Maintech, Incorporated (“Maintech”) business in the first six months of fiscal 2017.

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

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Three Months Ended April 29, 2018
	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$263,219	$218,090	$31,904	$14,156	$(931)
Cost of services	225,918	187,929	27,100	11,820	(931)
Gross margin	37,301	30,161	4,804	2,336	—

Selling, administrative and other operating costs	42,916	28,586	3,915	10,415	—
Restructuring and severance costs	104	4	71	29	—
Impairment charge	155	—	—	155	—
Operating income (loss)	(5,874)	1,571	818	(8,263)	—
Other income (expense), net	(1,183)
Income tax provision	630
Net loss	$(7,687)

	Three Months Ended April 30, 2017
	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$303,005	$233,804	$30,231	$40,532	$(1,562)
Cost of services	255,886	199,068	25,670	32,710	(1,562)
Gross margin	47,119	34,736	4,561	7,822	—

Selling, administrative and other operating costs	51,171	31,634	4,030	15,507	—
Restructuring and severance costs	199	44	—	155	—
Impairment charge	290	—	—	290	—
Gain from divestitures	(3,938)	—	—	(3,938)	—
Operating income (loss)	(603)	3,058	531	(4,192)	—
Other income (expense), net	(1,018)
Income tax benefit	(767)
Net loss	$(854)

	Six Months Ended April 29, 2018
	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$516,557	$424,325	$61,483	$32,883	$(2,134)
Cost of services	443,247	366,287	52,177	26,917	(2,134)
Gross margin	73,310	58,038	9,306	5,966	—

Selling, administrative and other operating costs	89,854	57,084	8,287	24,483	—
Restructuring and severance costs	622	9	299	314	—
Impairment charge	155	—	—	155	—
Operating income (loss)	(17,321)	945	720	(18,986)	—
Other income (expense), net	(1,790)
Income tax benefit	(730)
Net loss	$(18,381)

	Six Months Ended April 30, 2017
	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$616,029	$465,669	$60,581	$92,499	$(2,720)
Cost of services	522,020	397,910	51,327	75,503	(2,720)
Gross margin	94,009	67,759	9,254	16,996	—

Selling, administrative and other operating costs	100,061	61,733	8,071	30,257	—
Restructuring and severance costs	823	140	10	673	—
Impairment charge	290	—	—	290	—
Gain from divestitures	(3,938)	—	—	(3,938)	—
Operating income (loss)	(3,227)	5,886	1,173	(10,286)	—
Other income (expense), net	(2,348)
Income tax benefit	(144)
Net loss	$(5,431)

(1) Revenues are primarily derived from managed service programs and Volt Customer Care Solutions. In addition, the first half of fiscal 2017 included our previously owned Maintech and quality assurance businesses.
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

Note Regarding the Use of Non-GAAP Financial Measures

We have provided certain Non-GAAP financial information, which includes adjustments for special items and certain line items on a constant currency basis, as additional information for segment revenue, our consolidated net income (loss) and segment operating income (loss). These measures are not in accordance with, or an alternative for, measures prepared in accordance with generally accepted accounting principles (“GAAP”) and may be different from Non-GAAP measures reported by other companies. We believe that the presentation of Non-GAAP measures on a constant currency basis, eliminating special items and the impact of businesses sold provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations because they permit evaluation of the results of our operations without the effect of currency fluctuations, the impact of businesses sold or special items that management believes make it more difficult to understand and evaluate our financial performance. Special items generally include impairments, restructuring and severance costs, as well as certain income or expenses not indicative of our current or future period performance.

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

The Company sold the quality assurance business from within the Technology Outsourcing Services and Solutions segment on October 27, 2017 leaving the Company's call center services as the remaining activity within that segment. The Company renamed the operating segment Volt Customer Care Solutions and its results are now reported as part of the Corporate and Other category, as it does not meet the criteria for a reportable segment under ASC 280, Segment Reporting. To provide period over period comparability, the Company has recast the prior period Technology Outsourcing Services and Solutions segment data to conform to the current presentation within the Corporate and Other category in the prior period. This change did not have any impact on the consolidated financial results for any period presented. In addition, Corporate and Other also included our previously owned Maintech, Incorporated (“Maintech”) business through the date of sale in March 2017.

Overview

We are a global provider of staffing services (traditional time and materials-based as well as project-based). Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily administrative and light industrial (“commercial”) as well as technical, information technology and engineering (“professional”) positions. Our managed service programs (“MSP”) involves managing the procurement and on-boarding of contingent workers from multiple providers. Our customer care solutions specialize in serving as an extension of our customers' consumer relationships and processes including collaborating with customers, from help desk inquiries to advanced technical support. We also provided quality assurance services through the date of sale of this business in October 2017. In addition, through the date of the sale of Maintech in March 2017, we provided information technology infrastructure services. Our information technology infrastructure services provided server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations.

As of April 29, 2018, we employed approximately 20,400 people, including 18,800 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from 100 locations worldwide with approximately 87% of our revenues generated in the United States. Our principal international markets include Europe, Canada and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

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
When a qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a one-step approach (“Step 1”) under Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. In conducting our goodwill impairment testing, we compare the fair value of the reporting unit with goodwill to the carrying value, using various valuation techniques including income (discounted cash flow) and market approaches. The Company believes the blended use of both models compensates for the inherent risk associated with either model if used on a standalone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation.
For the fiscal 2018 test performed in the second quarter, we elected to bypass the qualitative assessment and prepared a Step 1 analysis. Our Step 1 analysis used significant assumptions including expected revenue and expense growth rates, forecasted capital expenditures, working capital levels and a discount rate of 12%. Under the market-based approach significant assumptions included relevant comparable company earnings multiples including the determination of whether a premium or discount should be applied to those comparables. During the second quarter of fiscal 2018, it was determined that no adjustment to the carrying value of goodwill of $5.7 million was required as our Step 1 analysis resulted in the fair value of the reporting unit exceeding its carrying value.
Recent Developments

The Company announced that President and Chief Executive Officer Michael Dean left the Company and the Board, effective June 6, 2018. The Company also announced that Linda Perneau was appointed Interim Chief Executive Officer, in addition to her role as President of Volt Workforce Solutions. In connection with this development, current director Nick Cyprus was appointed Chairman of the Board and current director William Grubbs was appointed Vice-Chairman. The Company has formed an Executive Management Committee comprised of Linda Perneau, Paul Tomkins (Senior Vice President and Chief Financial Officer), Nancy Avedissian (Senior Vice President and General Counsel), and Ann Hollins (Senior Vice President and Chief Human Resources Officer). The Executive Management Committee will be responsible for the day-to-day operational and corporate management of the Company, and will report directly to the Board of Directors.

Consolidated Results by Segment

	Three Months Ended April 29, 2018
(in thousands)	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$263,219	$218,090	$31,904	$14,156	$(931)
Cost of services	225,918	187,929	27,100	11,820	(931)
Gross margin	37,301	30,161	4,804	2,336	—

Selling, administrative and other operating costs	42,916	28,586	3,915	10,415	—
Restructuring and severance costs	104	4	71	29	—
Impairment	155	—	—	155	—
Operating income (loss)	(5,874)	1,571	818	(8,263)	—
Other income (expense), net	(1,183)
Income tax provision	630
Net loss	$(7,687)

	Three Months Ended April 30, 2017
(in thousands)	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$303,005	$233,804	$30,231	$40,532	$(1,562)
Cost of services	255,886	199,068	25,670	32,710	(1,562)
Gross margin	47,119	34,736	4,561	7,822	—

Selling, administrative and other operating costs	51,171	31,634	4,030	15,507	—
Restructuring and severance costs	199	44	—	155	—
Impairment charge	290	—	—	290	—
Gain from divestitures	(3,938)	—	—	(3,938)	—
Operating income (loss)	(603)	3,058	531	(4,192)	—
Other income (expense), net	(1,018)
Income tax benefit	(767)
Net loss	$(854)

(1) Revenues are primarily derived from managed service programs and Volt Customer Care Solutions. In addition, the first half of fiscal 2017 included our previously owned Maintech and quality assurance businesses.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions and our previously owned quality assurance business.

Results of Operations Consolidated (Q2 2018 vs. Q2 2017)
Net revenue in the second quarter of fiscal 2018 decreased $39.8 million, or 13.1%, to $263.2 million from $303.0 million in the second quarter of fiscal 2017. Excluding the revenue from our quality assurance and Maintech businesses sold during fiscal 2017, net revenue in the second quarter of fiscal 2018 decreased $18.6 million, or 6.6%, from $281.8 million in the second quarter of fiscal 2017. Corporate and Other revenue, in the second quarter of fiscal 2017, included $21.2 million in revenue for these non-core businesses. In addition, North American Staffing segment revenue decreased $15.7 million, or 6.7%.
Operating loss in the second quarter of fiscal 2018 increased $5.3 million, to $5.9 million from $0.6 million in the second quarter of fiscal 2017. Excluding the gain on the sale on Maintech of $3.9 million in the second quarter of fiscal 2017 and $1.3 million in operating income reported by the non-core businesses sold, operating loss in second quarter of fiscal 2018 increased $0.1 million, or 1.3%, from $5.8 million in the second quarter of fiscal 2017. This increase in operating loss was primarily the result of a decline in North American Staffing operating income offset by reductions in Corporate support costs.

Results of Operations by Segment (Q2 2018 vs. Q2 2017)
Net Revenue
North American Staffing segment revenue decreased $15.7 million, or 6.7%, driven by lower demand from customers in both our professional and commercial job families, as well as a significant change in a transportation manufacturing customer's contingent labor strategy in the latter part of fiscal 2017. The segment's revenue was also impacted by other customers experiencing decreased demand for their services and changes in their staffing models, offsetting revenue growth from new and existing customers.
International Staffing segment revenue increased $1.7 million, or 5.5%; however, excluding the impact of foreign exchange rate fluctuations, revenue declined $1.9 million, or 5.6%. The decline was primarily driven by an economic downturn and lower demand in the United Kingdom offset by strong growth in Belgium and Singapore.
The Corporate and Other category revenue decreased by $26.3 million primarily attributable to the absence of revenue in the second quarter of fiscal 2018 from the sale of non-core businesses in March and October of fiscal 2017. These non-core businesses included our quality assurance and Maintech businesses which reported revenue of $14.8 million and $6.4 million, respectively. In addition, our North American MSP revenue declined $3.0 million due to winding down of certain programs and our Volt Customer Care Solution revenue declined $2.1 million due to normal fluctuations in call center activity.
Cost of Services and Gross Margin
Cost of services in the second quarter of fiscal 2018 decreased $30.0 million, or 11.7%, to $225.9 million from $255.9 million in the second quarter of fiscal 2017. This decrease was primarily the result of fewer staff on assignment, consistent with the related decrease in revenue. Gross margin as a percent of revenue in the second quarter of fiscal 2018 decreased to 14.2% from 15.6% in the second quarter of fiscal 2017. Our North American Staffing segment margins declined due to competitive pricing pressure and a higher mix of larger price-competitive customers and our Volt Customer Care Solutions margins declined as a result of higher non-billable training costs. In addition, the decrease in gross margin as a percent of revenue was due in part to the sale of non-core businesses in fiscal 2017. Excluding these businesses, gross margin decreased to 14.2% in the second quarter of fiscal 2018 from 15.2% in the second quarter of fiscal 2017. These declines were partially offset by improved margins from our North American MSP business.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the second quarter of fiscal 2018 decreased $8.3 million, or 16.1%, to $42.9 million from $51.2 million in the second quarter of fiscal 2017. This decrease was primarily due to on-going cost reductions in all areas of the business and favorable medical claims experience as well as costs attributed to the previously-owned quality assurance and Maintech businesses of $3.0 million. As a percent of revenue, these costs were 16.3% and 16.9% in the second quarter of fiscal 2018 and 2017, respectively. Excluding the $3.0 million from the sale of non-core businesses, selling, administrative and other operating costs decreased $5.2 million, or 10.8%.
Impairment Charge
In the second quarter of fiscal 2018, the Company made the decision to forgo future use of a previously purchased reporting software tool, which resulted in an impairment charge of $0.2 million. In the second quarter of fiscal 2017, the Company determined that a previously purchased software module would not be used as part of the new back-office financial suite, which resulted in an impairment charge of $0.3 million.
Gain from Divestitures
In the second quarter of fiscal 2017, we completed the sale of Maintech to Maintech Holdings LLC, a newly formed holding company and affiliate of Oak Lane Partners, LLC and recognized a gain on the sale of $3.9 million.
Other Income (Expense), net
Other expense in the second quarter of fiscal 2018 increased $0.2 million, or 16.2%, to $1.2 million from $1.0 million in the second quarter of fiscal 2017, primarily related to non-cash net foreign exchange loss on intercompany balances partially offset by lower interest and borrowing costs as a result of a new financing program.

Income Tax Provision (Benefit)
Income taxes amounted to a provision of $0.6 million in the second quarter of fiscal 2018 and a benefit of $0.8 million in the second quarter of fiscal 2017. The provision in the second quarter of fiscal 2018 primarily related to locations outside of the United States. The benefit in the second quarter of fiscal 2017 primarily related to favorable IRS audit results and the release of $1.3 million in uncertain tax positions related to the closure of the IRS audit and associated state audits partially offset by provisions primarily related to locations outside of the United States.
Consolidated Results by Segment

	Six Months Ended April 29, 2018
(in thousands)	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$516,557	$424,325	$61,483	$32,883	$(2,134)
Cost of services	443,247	366,287	52,177	26,917	(2,134)
Gross margin	73,310	58,038	9,306	5,966	—

Selling, administrative and other operating costs	89,854	57,084	8,287	24,483	—
Restructuring and severance costs	622	9	299	314	—
Impairment charge	155	—	—	155	—
Operating income (loss)	(17,321)	945	720	(18,986)	—
Other income (expense), net	(1,790)
Income tax benefit	(730)
Net loss	$(18,381)

	Six Months Ended April 30, 2017
(in thousands)	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$616,029	$465,669	$60,581	$92,499	$(2,720)
Cost of services	522,020	397,910	51,327	75,503	(2,720)
Gross margin	94,009	67,759	9,254	16,996	—

Selling, administrative and other operating costs	100,061	61,733	8,071	30,257	—
Restructuring and severance costs	823	140	10	673	—
Impairment charge	290	—	—	290	—
Gain from divestitures	(3,938)	—	—	(3,938)	—
Operating income (loss)	(3,227)	5,886	1,173	(10,286)	—
Other income (expense), net	(2,348)
Income tax benefit	(144)
Net loss	$(5,431)

(1) Revenues are primarily derived from managed service programs and Volt Customer Care Solutions. In addition, the first half of fiscal 2017 included our previously owned Maintech and quality assurance businesses.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions and our previously owned quality assurance business.

Results of Operations Consolidated (Q2 2018 YTD vs. Q2 2017 YTD)

Net revenue in the first six months of fiscal 2018 decreased $99.4 million, or 16.1%, to $516.6 million from $616.0 million in the first six months of fiscal 2017. Excluding the revenue from our quality assurance and Maintech businesses sold during fiscal 2017, net revenue in the first six months of fiscal 2018 decreased $46.2 million, or 8.2%, from $562.8 million in the first six months of fiscal

2017. Corporate and Other revenue, in the first six months of fiscal 2017, included $53.2 million in revenue from these non-core businesses. In addition, North American Staffing segment revenue decreased $41.4 million, or 8.9%.
Operating loss in the first six months of fiscal 2018 increased $14.1 million, to $17.3 million from $3.2 million in the first six months of fiscal 2017. Excluding the gain on the sale on Maintech of $3.9 million in the first six months of fiscal 2017 and $4.8 million in operating income reported by the non-core businesses sold, operating loss in the first six months of fiscal 2018 increased $5.4 million, or 45.7%, from $11.9 million in the first six months of fiscal 2017. This increase in operating loss was primarily the result of a $4.9 million decrease in North American Staffing segment's operating income.

Results of Operations by Segment (Q2 2018 YTD vs. Q2 2017 YTD)
Net Revenue
North American Staffing segment revenue decreased $41.4 million, or 8.9% driven by lower demand from customers in both our professional and commercial job families, as well as a significant change in a transportation manufacturing customer’s contingent labor strategy in the latter part of fiscal 2017. The segment's revenue was also impacted by other customers experiencing decreased demand for their services and changes in their staffing models, offsetting revenue growth from new and existing customers.
International Staffing segment revenue increased $0.9 million, or 1.5% driven by the impact of foreign exchange rate fluctuations of $6.1 million. On a constant currency basis, International Staffing revenue decreased by $5.1 million, or 7.6%, primarily due to an economic downturn and lower demand in the United Kingdom offset by strong growth in Belgium and Singapore.
The Corporate and Other category revenue decreased $59.6 million primarily attributable to the absence of revenue in the second quarter of fiscal 2018 from the sale of non-core businesses in March and October of fiscal 2017. These non-core businesses included our quality assurance and Maintech businesses which reported revenue of $29.9 million and $23.3 million, respectively. In addition, our North American MSP revenue declined $3.7 million due to winding down of certain programs and our Volt Customer Care Solutions revenue declined $2.7 million due to normal fluctuations in call center activity.
Cost of Services and Gross Margin
Cost of services in the first six months of fiscal 2018 decreased $78.8 million, or 15.1%, to $443.2 million from $522.0 million in the first six months of fiscal 2017. This decrease was primarily the result of fewer staff on assignment, consistent with the related decrease in revenue. Gross margin as a percent of revenue in the first six months of fiscal 2018 decreased to 14.2% from 15.3% in the first six months of fiscal 2017. Our North American Staffing segment margins declined due to competitive pricing pressure and a higher mix of larger price-competitive customers. In addition, the decrease in gross margin as a percent of revenue was in part due to the sale of non-core businesses in fiscal 2017. Excluding these businesses, gross margin in the first six months of fiscal 2018 decreased to 14.2% from 14.7% in the first six months of fiscal 2017. These declines were partially offset by our Volt Customer Care Solutions margins increase as a result of a change in the overall mix to higher bill rate tiers and improved margins from our North American MSP business.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first six months of fiscal 2018 decreased $10.2 million, or 10.2%, to $89.9 million from $100.1 million in the first six months of fiscal 2017. This decrease was primarily due to on-going cost reductions in all areas of the business and favorable medical claims experience as well as costs attributed to the previously-owned quality assurance and Maintech businesses of $6.4 million. These decreases were partially offset by higher legal fees as well as higher depreciation and software license expenses related to completion of the first phase of the upgrade of our back-office financial suite and information technology tools. As a percent of revenue, these costs were 17.4% and 16.2% in the first six months of fiscal 2018 and 2017, respectively. Excluding the $6.4 million from the sale of non-core businesses, selling, administrative and other operating costs decreased $3.8 million, or 4.1%.
Impairment Charge
In the first six months of fiscal 2018, the Company made the decision to forgo future use of a previously purchased reporting software tool, which resulted in an impairment charge of $0.2 million. In the first six months of fiscal 2017, the Company determined that a previously purchased software module would not be used as part of the new back-office financial suite, which resulted in an impairment charge of $0.3 million.

Gain from Divestitures
In the second quarter of fiscal 2017, we completed the sale of Maintech to Maintech Holdings LLC, a newly formed holding company and affiliate of Oak Lane Partners, LLC and recognized a gain on the sale of $3.9 million.
Other Income (Expense), net
Other expense in the first six months of fiscal 2018 decreased $0.5 million, or 23.8%, to $1.8 million from $2.3 million in the first six months of fiscal 2017, primarily related to lower interest and borrowing costs as a result of a new financing program.
Income Tax Benefit
Income tax amounted to a benefit of $0.7 million in the first six months of fiscal 2018 and $0.1 million in the first six months of fiscal 2017. The benefit in the first six months of fiscal 2018 relates to a $1.1 million reversal of reserves on uncertain tax provisions partially offset by a provision primarily related to locations outside of the United States. The benefit in the first six months of fiscal 2017 relates to favorable IRS audit results and the release of $1.3 million in uncertain tax positions related to the closure of the IRS audit and associated state audits partially offset by a provision primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from our financing arrangements with DZ Bank AG Deutsche Zentral-Genossenschafsbank (“DZ Bank”) and with PNC Bank, National Association (“PNC Bank”) until the termination of the PNC Financing Program in January 2018. Borrowing capacity under these arrangements is directly impacted by the level of accounts receivable which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 30 - 45 day credit terms, with few extenuating exceptions to 60 days, while our payroll and certain taxes are paid weekly.

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

Entering fiscal 2018, we have significant tax benefits including federal net operating loss carryforwards of $155.7 million and U.S. state net operating loss carryforwards of $195.2 million as well as federal tax credits of $48.2 million, which are fully reserved with a valuation allowance, which we will be able to utilize against future corporate income tax resulting from our strategic initiatives. We also have capital loss carryforwards of $13.5 million, which we will be able to utilize against future capital gains that may arise in the near future.

As previously discussed, we continue to add functionality to our underlying IT systems and to improve our competitiveness in the marketplace. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability. Additionally, our cost reduction actions taken in fiscal 2016 and 2017 will result in net annualized labor savings of approximately $17.0 million. Consistent with our ongoing strategic efforts, cost savings will be used to strengthen our operations.

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

At April 29, 2018, the Company had outstanding borrowings under the DZ Financing Program of $50.0 million, borrowing availability under the DZ Financing Program of $32.9 million and global liquidity of $59.4 million.

We are subject to certain financial and portfolio performance covenants under our DZ Financing Program, including a minimum tangible net worth of $40.0 million, positive net income in fiscal year 2019, maximum debt to tangible net worth ratio of 3:1 and a minimum of $15.0 million in liquid assets, as defined.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the aforementioned financial covenants. At April 29, 2018, we were in compliance with all debt covenants. We believe, based on our 2018 plan, we will continue to be able to meet our financial covenants.

The following table sets forth our cash and liquidity available levels at the end of our last five quarters and our most recent week ended (in thousands):

Global Liquidity
	April 30, 2017	July 30, 2017	October 29, 2017	January 28, 2018	April 29, 2018	June 1, 2018
Cash and cash equivalents (a)	$20,743	$16,357	$37,077	$53,868	$34,177

Total outstanding debt	$90,000	$100,000	$50,000	$80,000	$50,000	$50,000

Cash in banks (b) (c)	$24,080	$18,981	$40,685	$57,262	$26,443	$18,992
PNC Financing Program	31,837	14,445	54,129	—	—	—
DZ Financing Program (d)	—	—	—	21,528	32,943	27,575
Global liquidity	55,917	33,426	94,814	78,790	59,386	46,567
Minimum liquidity threshold (e)	25,000	25,000	40,000	15,000	15,000	15,000
Available liquidity	$30,917	$8,426	$54,814	$63,790	$44,386	$31,567

a.	Per financial statements.

b.	Balance generally includes outstanding checks.

c.
As of April 29, 2018, amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of April 29, 2018, the balance in the USB collections account included in the DZ Financing Program availability was $5.6 million.

d.	The DZ Financing Program excluded accounts receivable from the United Kingdom. The Company expects to add these receivables to the program within fiscal 2018.

e.	At October 29, 2017, the minimum liquidity threshold included as borrowing base block of $35.0 million.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Six Months Ended
	April 29, 2018	April 30, 2017
Net cash provided by operating activities	$276	$11,799
Net cash provided by (used in) investing activities	(1,134)	9,431
Net cash used in financing activities	(1,471)	(7,783)
Effect of exchange rate changes on cash and cash equivalents	(571)	910
Net increase (decrease) in cash and cash equivalents	$(2,900)	$14,357

Cash Flows - Operating Activities

The net cash provided by operating activities in the six months ended April 29, 2018 was $0.3 million, a decrease of $11.5 million from the same period in fiscal 2017. This decrease resulted primarily from a decrease in income taxes due to a receipt of an IRS refund in 2017, an increase in net loss, partially offset by an increase in cash provided by operating assets and liabilities, primarily from accounts receivable, restricted cash, other assets, and accrued expenses and other liabilities, partially offset by accounts payable.

Cash Flows - Investing Activities

The net cash used in investing activities in the six months ended April 29, 2018 was $1.1 million, principally from purchases of property, equipment and software of $1.3 million relating to our investment in updating our business processes, back-office financial suite and information technology tools. The net cash provided by investing activities in the six months ended April 30, 2017 was $9.4 million, principally proceeds from the sale of Maintech of $15.2 million, partially offset by the purchase of property, equipment and software of $6.4 million relating to our investment in updating our business processes, back-office financial suite and information technology tools.

Cash Flows - Financing Activities

The net cash used in financing activities in the six months ended April 29, 2018 was $1.5 million mainly due to debt issuance costs of $1.4 million. The net cash used in financing activities in the six months ended April 30, 2017 was $7.8 million, mainly for the net repayment of borrowings of $7.1 million.
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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. The size of the DZ Financing Program may be increased with the approval of DZ Bank. As of April 29, 2018, the letter of credit participation was $24.6 million inclusive of $23.5 million for the Company’s casualty insurance program and $1.1 million for the security deposit required under the real estate lease agreements. The Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants, with such covenants being less restrictive than those under the PNC Financing Program.  The agreement also contains customary default, indemnification and termination provisions.

We are subject to certain financial and portfolio performance covenants under our DZ Financing Program, including a minimum tangible net worth of $40.0 million, positive net income in fiscal year 2019, maximum debt to tangible net worth ratio of 3:1 and a minimum of $15.0 million in liquid assets, as defined. At April 29, 2018, we were in compliance with all debt covenants.

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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At April 29, 2018, we had cash and cash equivalents on which interest income is earned at variable rates. At April 29, 2018, we had a long-term $115.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. We consider the use of derivative instruments to hedge interest rate risk; however, as of April 29, 2018, we did not utilize any of these instruments as they were not considered to be cost effective. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase or decrease in interest rates would have minimal impact in the second quarter of fiscal 2018.
Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar weakened relative to many foreign currencies as of April 29, 2018 compared to October 29, 2017. Consequently, stockholders’ equity increased by $0.5 million as a result of the foreign currency translation as of April 29, 2018.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of April 29, 2018 would result in an approximate $3.0 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of April 29, 2018 would result in an approximate $3.0 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.
Equity Risk
Our investments are exposed to market risk as it relates to changes in the market value. We hold investments primarily in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At April 29, 2018, the total market value of these investments was $3.2 million.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended April 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.1
Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015 filed June 10, 2015; File No. 001-09232)

3.2
Amended and Restated By-Laws of the Company, as amended through September 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2017; File No. 001-9232)

10.1
Employment Agreement, dated February 12, 2018, between the Company and Linda Perneau (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed March 7, 2018; File No. 001-09232)

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.

Date: June 7, 2018	By:	/s/ Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 7, 2018	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller and Chief Accounting Officer (Principal Accounting Officer)