Form 10-Q
period 2018-07-29
VOLT INFORMATION SCIENCES, INC.
filed 2018-09-07
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2018

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

As of August 31, 2018, there were 21,178,515 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

NET REVENUE	$257,808	$289,924	$774,365	$905,953
Cost of services	221,448	244,205	664,695	766,225
GROSS MARGIN	36,360	45,719	109,670	139,728
EXPENSES
Selling, administrative and other operating costs	42,222	46,931	132,076	146,992
Restructuring and severance costs	3,108	249	3,730	1,072
Impairment charge	—	—	155	290
Gain from divestitures	—	—	—	(3,938)
TOTAL EXPENSES	45,330	47,180	135,961	144,416
OPERATING LOSS	(8,970)	(1,461)	(26,291)	(4,688)
OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(552)	(976)	(1,965)	(2,725)
Foreign exchange gain (loss), net	(294)	(1,730)	(88)	(1,419)
Other income (expense), net	(296)	(277)	(879)	(1,187)
TOTAL OTHER INCOME (EXPENSE), NET	(1,142)	(2,983)	(2,932)	(5,331)
LOSS BEFORE INCOME TAXES	(10,112)	(4,444)	(29,223)	(10,019)
Income tax provision	1,306	1,074	576	930
NET LOSS	$(11,418)	$(5,518)	$(29,799)	$(10,949)

PER SHARE DATA:
Basic:
Net loss	$(0.54)	$(0.26)	$(1.42)	$(0.52)
Weighted average number of shares	21,071	20,963	21,044	20,934
Diluted:
Net loss	$(0.54)	$(0.26)	$(1.42)	$(0.52)
Weighted average number of shares	21,071	20,963	21,044	20,934
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

NET LOSS	$(11,418)	$(5,518)	$(29,799)	$(10,949)
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $0 and $0, respectively	(921)	3,625	(464)	4,722
COMPREHENSIVE LOSS	$(12,339)	$(1,893)	$(30,263)	$(6,227)
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	July 29, 2018	October 29, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,929	$37,077
Restricted cash and short-term investments	12,993	20,544
Trade accounts receivable, net of allowances of $810 and $1,249, respectively	152,794	173,818
Recoverable income taxes	53	1,643
Other current assets	8,484	11,755
TOTAL CURRENT ASSETS	204,253	244,837
Other assets, excluding current portion	10,739	10,851
Property, equipment and software, net	25,523	29,121
TOTAL ASSETS	$240,515	$284,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$27,086	$24,504
Accounts payable	28,684	36,895
Accrued taxes other than income taxes	18,399	20,467
Accrued insurance and other	25,236	30,282
Short-term borrowings	—	50,000
Income taxes payable	1,535	808
TOTAL CURRENT LIABILITIES	100,940	162,956
Accrued insurance and other, excluding current portion	12,128	10,828
Deferred gain on sale of real estate, excluding current portion	22,702	24,162
Income taxes payable, excluding current portion	619	1,663
Deferred income taxes	1,208	1,206
Long-term debt, excluding current portion, net	48,939	—
TOTAL LIABILITIES	186,536	200,815
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 21,178,515 and 21,026,253 shares, respectively	2,374	2,374
Paid-in capital	78,308	78,645
Retained earnings	12,636	45,843
Accumulated other comprehensive loss	(5,725)	(5,261)
Treasury stock, at cost; 2,559,488 and 2,711,750 shares, respectively	(33,614)	(37,607)
TOTAL STOCKHOLDERS’ EQUITY	53,979	83,994
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,515	$284,809
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	July 29, 2018	July 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,799)	$(10,949)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,515	5,618
Provision (release) of doubtful accounts and sales allowances	(181)	573
Unrealized foreign currency exchange loss	194	1,130
Impairment charges	155	290
Amortization of gain on sale leaseback of property	(1,458)	(1,459)
Loss on dispositions of property, equipment and software	—	12
Gain from divestitures	—	(3,938)
Share-based compensation expense	517	2,111
Change in operating assets and liabilities:
Trade accounts receivable	21,218	(2,199)
Restricted cash	7,477	(7,072)
Other assets	3,956	1,470
Net assets held for sale	—	158
Accounts payable	(8,330)	8,038
Accrued expenses and other liabilities	(3,086)	(9,025)
Income taxes	1,274	12,204
Net cash used in operating activities	(2,548)	(3,038)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	608	716
Purchases of investments	(375)	(231)
Proceeds from divestitures	—	15,224
Proceeds from sale of property, equipment, and software	—	297
Purchases of property, equipment, and software	(2,332)	(7,753)
Net cash provided by (used in) investing activities	(2,099)	8,253
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(119,696)	(27,050)
Draw-down on borrowings	119,696	30,000
Debt issuance costs	(1,415)	(751)
Proceeds from exercise of options	—	2
Withholding tax payment on vesting of restricted stock awards	(269)	(46)
Net cash provided by (used in) financing activities	(1,684)	2,155
Effect of exchange rate changes on cash and cash equivalents	(817)	2,601
Net increase (decrease) in cash and cash equivalents	(7,148)	9,971
Cash and cash equivalents, beginning of period	37,077	6,386
Cash and cash equivalents, end of period	$29,929	$16,357

Cash paid during the period:
Interest	$2,084	$2,815
Income taxes	$2,483	$2,256
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended July 29, 2018 and July 30, 2017
(Unaudited)

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

NOTE 2: Recently Issued Accounting Pronouncements

New Accounting Standards Not Yet Adopted by the Company

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the guidance in Topic 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, which for the Company will be the first quarter of fiscal 2020. The Company does not anticipate a significant impact upon adoption.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments are effective for annual periods beginning after December 15, 2017, which for the Company will be the first quarter of fiscal 2019. The Company does not anticipate a significant impact upon adoption based on the historical and current trend of the Company’s modifications for share-based awards, but the impact could be affected by the types of modifications, if any, at that time.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. In July 2018, ASU 2018-11, Leases (Topic 842): Targeted Improvements was issued to provide an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements as well as a practical expedient permitting lessors to not separate non-lease components from the associated lease component if certain conditions are met. The amendments are effective for fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of fiscal 2020.
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
All other ASUs that became effective for Volt in the first nine months of fiscal 2018 were not applicable to the Company at this time and therefore did not have any impact during the period.

NOTE 3: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three and nine months ended July 29, 2018 were (in thousands):

	Three Months Ended	Nine Months Ended
	July 29, 2018
	Foreign Currency Translation
Accumulated other comprehensive loss at the beginning of the period	$(4,804)	$(5,261)
Other comprehensive loss	(921)	(464)
Accumulated other comprehensive loss at July 29, 2018	$(5,725)	$(5,725)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended July 29, 2018 and July 30, 2017 were (in thousands):
	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Foreign currency translation
Sale of foreign subsidiaries	$—	$—	$—	$(612)

Details about Accumulated Other Comprehensive Loss Components	Fiscal Year	Amount Reclassified	Affected Line Item in the Statement Where Net Loss is Presented
Foreign currency translation
Sale of foreign subsidiaries	2017	$(612)	Foreign exchange gain (loss), net

NOTE 4: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral are classified as an operating activity in the statement of cash flows, as this cash is directly related to the operations of this business. At July 29, 2018 and October 29, 2017, restricted cash included $8.9 million and $15.1 million, respectively, restricted for payment to associate vendors and $0.6 million and $1.9 million, respectively, restricted for other collateral accounts.

Short-term investments were $3.5 million at July 29, 2018 and October 29, 2017. These short-term investments consisted of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company’s provision (benefit) for income taxes primarily includes foreign jurisdictions and state taxes. In the third quarter of fiscal 2018 and fiscal 2017, income taxes were a provision of $1.3 million and $1.1 million, respectively. For the nine months ended July 29, 2018 and July 30, 2017, income taxes were a provision of $0.6 million and $0.9 million, respectively. The income tax provision in the nine months ended July 29, 2018 and July 30, 2017 included a reversal of reserves on uncertain tax provisions of $1.1 million and $1.3 million, respectively. The Company’s quarterly provision (benefit) for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (“Tax Act”) into law. The Tax Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35.0% to 21.0%, and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations.

The Tax Act reduces the U.S. statutory tax rate from 35.0% to 21.0% effective January 1, 2018. U.S. tax law requires that taxpayers with a fiscal year that begins before and ends after the effective date of a rate change calculate a blended tax rate based on the pro-rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending October 28, 2018, the Company’s statutory income tax rate will be approximately 23.4%.

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

The Company does not anticipate any material impact on recorded deferred tax balances as the remeasurement of our U.S. net deferred tax assets is offset by a corresponding change in valuation allowance. In connection with our continued analysis of the impact of the Tax Act, the Company does not have any change to its net deferred tax assets and corresponding valuation allowance for the three months ended July 29, 2018 and reduced its net deferred tax assets and corresponding valuation allowance by $25.4 million for the nine months ended July 29, 2018.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of July 29, 2018, the letter of credit participation was $25.4 million inclusive of $23.5 million for the Company’s casualty insurance program, $1.1 million for the security deposit required under certain real estate lease agreements and $0.8 million for the Company's corporate credit card program. The Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

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

The Company is subject to certain financial and portfolio performance covenants under our DZ Financing Program, including a minimum tangible net worth of $40.0 million, positive net income in fiscal year 2019, maximum debt to tangible net worth ratio of 3:1 and a minimum of $15.0 million in liquid assets, as defined. At July 29, 2018, the Company was in compliance with all debt covenants.

On June 8, 2018 the Company amended its DZ Financing Program to modify a provision in the calculation of eligible receivables, as defined. This amendment permits the Company to exclude the receivables of a single large, high-quality customer from its threshold limitation, resulting in additional borrowing capacity of approximately $10.0 million.

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

At July 29, 2018, the Company had outstanding borrowings under the DZ Financing Program of $50.0 million, with a weighted average annual interest rate of 3.6% during the third quarter of fiscal 2018 and 3.5% during the first nine months of fiscal 2018. At October 29, 2017, the Company had outstanding borrowings under the PNC Financing Program of $50.0 million with a weighted average annual interest rate of 3.1% during the third quarter of fiscal 2017 and 2.9% during the first nine months of 2017, which is inclusive of certain facility fees. The Company had outstanding borrowings under the PNC Financing until its termination in January 2018 with a weighted average interest rate of 4.0%. At July 29, 2018, there was $30.3 million of borrowing availability under the DZ Financing Program.

Long-term debt consists of the following (in thousands):

	July 29, 2018	October 29, 2017
Financing programs	$50,000	$50,000
Less:
Current portion	—	50,000
Deferred financing fees	1,061	—
Total long-term debt, net	$48,939	$—

NOTE 7: Earnings (Loss) Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Numerator
Net loss	$(11,418)	$(5,518)	$(29,799)	$(10,949)
Denominator
Basic weighted average number of shares	21,071	20,963	21,044	20,934
Diluted weighted average number of shares	21,071	20,963	21,044	20,934

Net loss per share:
Basic	$(0.54)	$(0.26)	$(1.42)	$(0.52)
Diluted	$(0.54)	$(0.26)	$(1.42)	$(0.52)

Options to purchase 1,608,492 and 2,572,091 shares of the Company’s common stock were outstanding at July 29, 2018 and July 30, 2017, respectively. Additionally, there were 466,929 unvested restricted units and 276,396 unvested performance share units outstanding at July 29, 2018 and 324,277 unvested restricted units outstanding at July 30, 2017. These securities were not included in the computation of diluted loss per share in the fiscal 2018 and 2017 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

NOTE 8: Stock Compensation Plan

During the third quarter of fiscal 2018, pursuant to the terms of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), the Company granted long-term incentive awards in the aggregate of 276,396 performance stock units (“PSUs”) to executive management and 343,596 restricted stock units (“RSUs”) to certain employees including executive management.
Vesting of the PSUs is dependent on the achievement of target stock prices at the end of each of the one-year, two-year and three-year performance periods. The target stock price will be based on the average stock price of the last 20 trading days of the applicable measurement period. The PSUs will be eligible to vest in three equal tranches at the end of each performance period subject to meeting the target stock price goals, including a minimum threshold which must be reached for any vesting to occur and also subject to the employee’s continued employment with the Company on each of the vesting dates. The payout percentages can range from 0% to 200%.

The RSUs will vest in equal installments on the first three anniversaries of the grant date subject to the employee’s continued employment with the Company on each of the vesting dates.

Upon vesting, the PSUs and RSUs may be settled in either cash or stock at the Company’s election, with any stock settlement being subject to the Company having a sufficient number of shares available under its equity incentive plan to satisfy such awards. Any PSUs or RSUs settled in cash will be capped at two times the Company’s closing stock price on the grant date, multiplied by the number of PSUs or RSUs vesting.
The total fair value at the grant date of these PSUs and RSUs was approximately $0.9 million and $1.1 million, respectively. The grant date fair values were determined through a Monte Carlo simulation using the following assumptions: the closing stock price on the grant date of June 14, 2018, an expected volatility of 58.3%, a risk-free interest rate of 2.67% and an expected term of three years.
These awards are classified as a liability at fair value and re-measured periodically based on the effect that the market condition has on these awards. The liability and corresponding expense are adjusted accordingly until the awards are settled. The stock compensation cost is recognized over the related service or performance periods.
Additionally, on June 29, 2018, the Company's former chief executive officer entered into a separation agreement that included terms related to his stock-based awards. Pursuant to its terms, an aggregate of 721,731 stock options were cancelled and 159,443 restricted stock units and 424,710 stock options became fully vested. The options remain exercisable for 12 months following his separation from the Company on June 6, 2018.
During the third quarter of fiscal 2017, pursuant to the terms of the 2015 Plan, the Company granted an aggregate of 809,554 stock options, 240,428 RSUs and 71,311 phantom units in the form of cash-settled RSUs. This was comprised of: (i) 809,554 stock options and 166,658 RSUs granted to certain employees including executive management as long-term incentive awards, (ii) 73,770 RSUs granted to independent members of the Board as part of their annual compensation and (iii) 71,311 phantom units granted to certain senior management level employees.
The total fair value at the grant date of these stock options and RSUs were approximately $2.5 million in fiscal 2017. The grants will vest in tranches ratably over three years provided the employees remain employed on each of those vesting dates. The weighted average fair value per unit for the RSUs in fiscal 2017 was $4.35. Compensation expense for the vested RSUs was recognized on the grant date. The stock options expire 10 years from the initial grant date and have a weighted average exercise price of $4.36 in fiscal 2017. Compensation expense for the stock options and RSUs is recognized over the vesting period.

The fair value of the stock option grant was estimated using the Black-Scholes option pricing model, which requires estimates of key assumptions based on both historical information and management judgment regarding market factors and trends. We developed the expected volatility by using the historical volatilities of the Company for a period equal to the expected life of the option. We derived our expected term assumption based on the simplified method due to a lack of historical exercise data, which results in an expected term based on the midpoint between the graded vesting dates and contractual term of an option. The risk-free interest rate is based on the average yield of a U.S. Treasury bond, with a term that was consistent with the expected life of the stock options. The expected dividend yield was assumed to be zero. The weighted average assumptions used to estimate the fair value of stock options for the three months ended July 30, 2017 were as follows: fair value of stock option granted of $1.79, expected volatility of 40%, expected term of 6 years and a risk-free interest rate of 1.91%.

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
The total stock compensation expense for the three and nine months ended July 29, 2018 was $(0.3) million and $0.7 million, respectively, and for the three and nine months ended July 30, 2017 was $0.9 million and $2.1 million, respectively. Stock compensation expense was recognized in Selling, administrative and other operating costs in the Company’s Condensed Consolidated Statements of Operations. As of July 29, 2018, total unrecognized compensation expense of $2.8 million related to PSUs, stock options, RSUs and phantom units will be recognized over the remaining weighted average vesting period of 1.5 years, of which $0.5 million, $1.5 million, $0.6 million and $0.2 million is expected to be recognized in fiscal 2018, 2019, 2020 and 2021, respectively.

NOTE 9: Restructuring and Severance Costs

For the three and nine months ended July 29, 2018, the Company incurred restructuring and severance costs of $3.1 million and $3.7 million, respectively.

Change in Executive Management

Effective June 6, 2018, Mr. Dean departed from the Company in his role as President and Chief Executive Officer and is no longer a member of the Board of Directors. The Company and Mr. Dean subsequently executed a separation agreement, effective June 29, 2018. The Company recorded severance costs of $2.6 million in the third quarter of fiscal 2018, payable over a period of 24 months.

Other Severance

In the third quarter of fiscal 2018, the Company recorded severance costs of $0.5 million, primarily resulting from the elimination of certain positions as part of its continued efforts to reduce costs and achieve operational efficiency. These costs are included in Restructuring and severance costs on the Condensed Consolidated Statements of Operations. For the three and nine months ended July 30, 2017, the Company incurred restructuring and severance costs of $0.2 million and $1.1 million, respectively, resulting primarily from a reduction in workforce under a cost reduction plan implemented in fiscal 2016.

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

NOTE 11: Segment Data

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

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Three Months Ended July 29, 2018
	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$257,808	$215,679	$28,579	$14,415	$(865)
Cost of services	221,448	184,724	23,917	13,672	(865)
Gross margin	36,360	30,955	4,662	743	—

Selling, administrative and other operating costs	42,222	27,971	3,944	10,307	—
Restructuring and severance costs	3,108	23	41	3,044	—
Operating income (loss)	(8,970)	2,961	677	(12,608)	—
Other income (expense), net	(1,142)
Income tax provision	1,306
Net loss	$(11,418)

	Three Months Ended July 30, 2017
	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$289,924	$229,372	$29,018	$33,365	$(1,831)
Cost of services	244,205	194,594	24,459	26,983	(1,831)
Gross margin	45,719	34,778	4,559	6,382	—

Selling, administrative and other operating costs	46,931	28,962	3,824	14,145	—
Restructuring and severance costs	249	75	4	170	—
Operating income (loss)	(1,461)	5,741	731	(7,933)	—
Other income (expense), net	(2,983)
Income tax provision	1,074
Net loss	$(5,518)

	Nine Months Ended July 29, 2018
	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$774,365	$640,004	$90,062	$47,298	$(2,999)
Cost of services	664,695	551,011	76,094	40,589	(2,999)
Gross margin	109,670	88,993	13,968	6,709	—

Selling, administrative and other operating costs	132,076	85,055	12,231	34,790	—
Restructuring and severance costs	3,730	32	340	3,358	—
Impairment charge	155	—	—	155	—
Operating income (loss)	(26,291)	3,906	1,397	(31,594)	—
Other income (expense), net	(2,932)
Income tax provision	576
Net loss	$(29,799)

	Nine Months Ended July 30, 2017
	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$905,953	$695,041	$89,599	$125,864	$(4,551)
Cost of services	766,225	592,504	75,786	102,486	(4,551)
Gross margin	139,728	102,537	13,813	23,378	—

Selling, administrative and other operating costs	146,992	90,695	11,895	44,402	—
Restructuring and severance costs	1,072	215	14	843	—
Impairment charge	290	—	—	290	—
Gain from divestitures	(3,938)	—	—	(3,938)	—
Operating income (loss)	(4,688)	11,627	1,904	(18,219)	—
Other income (expense), net	(5,331)
Income tax provision	930
Net loss	$(10,949)

(1) Revenues are primarily derived from managed service programs and Volt Customer Care Solutions. In addition, the first nine months of fiscal 2017 included our previously owned Maintech and quality assurance businesses through the date of sale.
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

Note Regarding the Use of Non-GAAP Financial Measures

We have provided certain Non-GAAP financial information, which includes adjustments for special items and the impact of foreign currency fluctuations on certain line items, as additional information for segment revenue, our consolidated net income (loss) and segment operating income (loss). These measures are not in accordance with, or an alternative for, measures prepared in accordance with generally accepted accounting principles (“GAAP”) and may be different from Non-GAAP measures reported by other companies. We believe that the presentation of Non-GAAP measures eliminating the impact of foreign currency fluctuations, special items and the impact of businesses sold provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations because they permit evaluation of the results of our operations without the effect of foreign currency fluctuations, the impact of businesses sold or special items that management believes make it more difficult to understand and evaluate our financial performance. Special items generally include impairments, restructuring and severance costs, as well as certain income or expenses not indicative of our current or future period performance.

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

As of July 29, 2018, we employed approximately 20,000 people, including 18,500 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from 100 locations worldwide with approximately 87% of our revenues generated in the United States. Our principal international markets include Europe, Canada and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

Consolidated Results by Segment

	Three Months Ended July 29, 2018
(in thousands)	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$257,808	$215,679	$28,579	$14,415	$(865)
Cost of services	221,448	184,724	23,917	13,672	(865)
Gross margin	36,360	30,955	4,662	743	—

Selling, administrative and other operating costs	42,222	27,971	3,944	10,307	—
Restructuring and severance costs	3,108	23	41	3,044	—
Operating income (loss)	(8,970)	2,961	677	(12,608)	—
Other income (expense), net	(1,142)
Income tax provision	1,306
Net loss	$(11,418)

	Three Months Ended July 30, 2017
(in thousands)	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$289,924	$229,372	$29,018	$33,365	$(1,831)
Cost of services	244,205	194,594	24,459	26,983	(1,831)
Gross margin	45,719	34,778	4,559	6,382	—

Selling, administrative and other operating costs	46,931	28,962	3,824	14,145	—
Restructuring and severance costs	249	75	4	170	—
Operating income (loss)	(1,461)	5,741	731	(7,933)	—
Other income (expense), net	(2,983)
Income tax provision	1,074
Net loss	$(5,518)

(1) Revenues are primarily derived from managed service programs and Volt Customer Care Solutions. In addition, the third quarter of fiscal 2017 included our previously owned quality assurance business.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions and our previously owned quality assurance business.

Results of Operations Consolidated (Q3 2018 vs. Q3 2017)
Net revenue in the third quarter of fiscal 2018 decreased $32.1 million, or 11.1%, to $257.8 million from $289.9 million in the third quarter of fiscal 2017. Excluding the revenue from our quality assurance business sold during fiscal 2017 and business exited in Taiwan in fiscal 2018, net revenue in the third quarter of fiscal 2018 decreased $17.2 million, or 6.2%, from $275.0 million in the third quarter of fiscal 2017. Corporate and Other revenue, in the third quarter of fiscal 2017, included $14.1 million in revenue for the quality assurance business. In addition, North American Staffing segment revenue decreased $13.7 million, or 6.0%.
Operating loss in the third quarter of fiscal 2018 increased $7.5 million, to $9.0 million from $1.5 million in the third quarter of fiscal 2017. Excluding $0.5 million in operating income reported by the businesses sold or exited and the increase in restructuring and severance costs of $2.9 million, operating loss in the third quarter of fiscal 2018 increased $4.1 million. This increase in operating loss was primarily the result of a decline in North American Staffing operating income and lower operating results from our Volt Customer Care Solution business offset by reductions in Corporate support costs.

Results of Operations by Segment (Q3 2018 vs. Q3 2017)
Net Revenue
North American Staffing segment revenue decreased $13.7 million, or 6.0%, driven by lower demand from customers in both our professional as well as administrative and office job categories, partially offset by growth in light industrial and engineering job categories. Year-over-year decrease in revenue in the third quarter of fiscal 2018 improved from a decline of 8.2% in the third quarter of fiscal 2017 compared to fiscal 2016.
International Staffing segment revenue decreased $0.4 million, or 1.5%. However, excluding the impact of foreign exchange rate fluctuations of $0.9 million offset by businesses exited of $0.8 million, revenue declined $0.5 million, or 1.8%. The decline was primarily driven by an economic downturn and lower demand in the United Kingdom offset by strong growth in Belgium.
The Corporate and Other category revenue decreased by $19.0 million primarily attributable to the absence of $14.1 million in revenue in the third quarter of fiscal 2018 from the sale of our quality assurance business. In addition, our Volt Customer Care Solution revenue declined $3.0 million due to normal fluctuations in call center activity and our North American MSP revenue declined $1.8 million due to winding down of certain customer programs.
Cost of Services and Gross Margin
Cost of services in the third quarter of fiscal 2018 decreased $22.8 million, or 9.3%, to $221.4 million from $244.2 million in the third quarter of fiscal 2017. This decrease was primarily the result of fewer staff on assignment, consistent with the related decrease in revenue. The total Company's gross margin as a percent of revenue in the third quarter of fiscal 2018 decreased to 14.1% from 15.8% in the third quarter of fiscal 2017. Our North American Staffing segment margins declined due to competitive pricing pressure and a higher mix of larger price-competitive customers, as well as higher workers' compensation expenses as a percentage of direct labor. Our Volt Customer Care Solutions margins declined as a result of higher non-billable training costs. In addition, the decrease in gross margin as a percent of revenue was due in part to the sale of non-core businesses in fiscal 2017 and the exit of business in Taiwan in fiscal 2018. Excluding these businesses, gross margin decreased to 14.1% in the third quarter of fiscal 2018 from 15.6% in the third quarter of fiscal 2017. These declines were partially offset by improved margins from our North American MSP business.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the third quarter of fiscal 2018 decreased $4.7 million, or 10.0%, to $42.2 million from $46.9 million in the third quarter of fiscal 2017. This decrease was primarily due to on-going cost reductions in all areas of the business, including a $2.9 million reduction in labor costs and a $1.2 million reduction in share-based compensation expense, as well as costs attributed to the previously-owned quality assurance business of $2.3 million. The third quarter of fiscal 2017 also included the release of a reserve related to the dissolution of the Employee Welfare Benefit Trust of $1.4 million. As a percent of revenue, these costs were 16.4% and 16.2% in the third quarter of fiscal 2018 and 2017, respectively. Excluding the $2.3 million from the sale of non-core businesses, selling, administrative and other operating costs decreased $2.4 million, or 5.4%.
Restructuring and Severance Costs
Restructuring and severance costs in the third quarter of fiscal 2018 increased $2.9 million to $3.1 million from $0.2 million in the third quarter of fiscal 2017. This increase was primarily due to costs accrued in the third quarter of fiscal 2018 in accordance with the former chief executive officer's separation agreement.
Other Income (Expense), net
Other expense in the third quarter of fiscal 2018 decreased $1.9 million, or 61.7%, to $1.1 million from $3.0 million in the third quarter of fiscal 2017, primarily related to non-cash net foreign exchange loss on intercompany balances and lower interest expense as a result of lower borrowings.
Income Tax Provision
Income taxes amounted to a provision of $1.3 million in the third quarter of fiscal 2018 and $1.1 million in the third quarter of fiscal 2017. The provision in the third quarter of fiscal 2018 and 2017 primarily related to locations outside of the United States.

Consolidated Results by Segment

	Nine Months Ended July 29, 2018
(in thousands)	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$774,365	$640,004	$90,062	$47,298	$(2,999)
Cost of services	664,695	551,011	76,094	40,589	(2,999)
Gross margin	109,670	88,993	13,968	6,709	—

Selling, administrative and other operating costs	132,076	85,055	12,231	34,790	—
Restructuring and severance costs	3,730	32	340	3,358	—
Impairment charge	155	—	—	155	—
Operating income (loss)	(26,291)	3,906	1,397	(31,594)	—
Other income (expense), net	(2,932)
Income tax provision	576
Net loss	$(29,799)

	Nine Months Ended July 30, 2017
(in thousands)	Total	North American Staffing	International Staffing	Corporate and Other (1)	Eliminations (2)
Net revenue	$905,953	$695,041	$89,599	$125,864	$(4,551)
Cost of services	766,225	592,504	75,786	102,486	(4,551)
Gross margin	139,728	102,537	13,813	23,378	—

Selling, administrative and other operating costs	146,992	90,695	11,895	44,402	—
Restructuring and severance costs	1,072	215	14	843	—
Impairment charge	290	—	—	290	—
Gain from divestitures	(3,938)	—	—	(3,938)	—
Operating income (loss)	(4,688)	11,627	1,904	(18,219)	—
Other income (expense), net	(5,331)
Income tax provision	930
Net loss	$(10,949)

(1) Revenues are primarily derived from managed service programs and Volt Customer Care Solutions. In addition, the first half of fiscal 2017 included our previously owned Maintech and quality assurance businesses.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions and our previously owned quality assurance business.

Results of Operations Consolidated (Q3 2018 YTD vs. Q3 2017 YTD)
Net revenue in the first nine months of fiscal 2018 decreased $131.6 million, or 14.5%, to $774.4 million from $906.0 million in the first nine months of fiscal 2017. Excluding the revenue from our quality assurance and Maintech businesses sold during fiscal 2017 and business exited in Taiwan in fiscal 2018, net revenue in the first nine months of fiscal 2018 decreased $62.3 million, or 7.4%, from $835.9 million in the first nine months of fiscal 2017. Corporate and Other revenue, in the first nine months of fiscal 2017, included $67.2 million in revenue from these non-core businesses. In addition, North American Staffing segment revenue decreased $55.0 million, or 7.9%.
Operating loss in the first nine months of fiscal 2018 increased $21.6 million, to $26.3 million from $4.7 million in the first nine months of fiscal 2017. Excluding the gain on the sale on Maintech of $3.9 million in the first nine months of fiscal 2017 and $5.3 million in operating income reported by the non-core businesses sold, operating loss in the first nine months of fiscal 2018 increased $12.3 million from $13.8 million in the first nine months of fiscal 2017. This increase in operating loss was primarily the result of a $7.7 million decrease in North American Staffing segment's operating income and increased restructuring and severance costs.

Results of Operations by Segment (Q3 2018 YTD vs. Q3 2017 YTD)
Net Revenue
North American Staffing segment revenue decreased $55.0 million, or 7.9%, driven by lower demand from customers in both our professional and commercial job categories, as well as a significant change in a transportation manufacturing customer’s contingent labor strategy in the latter part of fiscal 2017. The segment's revenue was also impacted by other customers either having decreased demand for our services or changes in their staffing models, partially offset by revenue growth from new and existing customers.
International Staffing segment revenue increased $0.5 million, or 0.5%, driven by the impact of foreign currency fluctuations of $7.0 million partially offset by $2.0 million from businesses exited. Excluding the impact of foreign currency fluctuations and excluding businesses exited, International Staffing revenue decreased by $4.5 million, or 4.8%, primarily due to an economic downturn and lower demand in the United Kingdom partially offset by strong growth in Belgium and Singapore.
The Corporate and Other category revenue decreased $78.6 million primarily attributable to the absence of revenue in the first nine months of fiscal 2018 from non-core businesses which were sold in March and October of fiscal 2017. These non-core businesses included our quality assurance and Maintech businesses which reported revenue of $44.0 million and $23.3 million, respectively. In addition, our North American MSP revenue declined $5.6 million due to winding down of certain customer programs and our Volt Customer Care Solutions revenue declined $5.6 million due to normal fluctuations in call center activity.
Cost of Services and Gross Margin
Cost of services in the first nine months of fiscal 2018 decreased $101.5 million, or 13.3%, to $664.7 million from $766.2 million in the first nine months of fiscal 2017. This decrease was primarily the result of fewer staff on assignment, consistent with the related decrease in revenue. The total Company's gross margin as a percent of revenue in the first nine months of fiscal 2018 decreased to 14.2% from 15.4% in the first nine months of fiscal 2017. Our North American Staffing segment margins declined due to competitive pricing pressure and a higher mix of larger price-competitive customers as well as higher workers' compensation expenses as a percentage of direct labor. Our Volt Customer Care Solutions margins declined as a result of higher non-billable training costs. In addition, the decrease in gross margin as a percent of revenue was in part due to the sale of non-core businesses in fiscal 2017. Excluding these businesses, gross margin in the first nine months of fiscal 2018 decreased to 14.2% from 15.0% in the first nine months of fiscal 2017. These declines were partially offset by improved margins from our North American MSP business.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first nine months of fiscal 2018 decreased $14.9 million, or 10.1%, to $132.1 million from $147.0 million in the first nine months of fiscal 2017. This decrease was primarily due to on-going cost reductions in all areas of the business including $11.3 million in labor costs due to lower headcount and $8.6 million in costs attributed to the previously-owned quality assurance and Maintech businesses. These decreases were partially offset by $1.6 million higher legal fees as well as higher depreciation and software license expenses related to completion of the first phase of the upgrade of our back-office financial suite and information technology tools of $1.3 million. In addition, the first nine months of fiscal 2017 included the release of a reserve related to the dissolution of the Employee Welfare Benefit Trust of $1.4 million. As a percent of revenue, these costs were 17.1% and 16.2% in the first nine months of fiscal 2018 and 2017, respectively. Excluding the $8.8 million from the sale of non-core businesses and businesses exited, selling, administrative and other operating costs decreased $6.1 million, or 4.4%.
Restructuring and Severance Costs
Restructuring and severance costs in the first nine months of fiscal 2018 increased $2.6 million to $3.7 million from $1.1 million in the third quarter of fiscal 2017. This increase was primarily due to costs accrued in the third quarter of fiscal 2018 in accordance with the former chief executive officer's separation agreement.
Impairment Charge
In the first nine months of fiscal 2018, the Company made the decision to forgo future use of a previously purchased reporting software tool, which resulted in an impairment charge of $0.2 million. In the first nine months of fiscal 2017, the Company determined that a previously purchased software module would not be used as part of the new back-office financial suite, which resulted in an impairment charge of $0.3 million.
Gain from Divestitures
In the second quarter of fiscal 2017, we completed the sale of Maintech to Maintech Holdings LLC, a newly formed holding company and affiliate of Oak Lane Partners, LLC and recognized a gain on the sale of $3.9 million.

Other Income (Expense), net
Other expense in the first nine months of fiscal 2018 decreased $2.4 million, or 45.0%, to $2.9 million from $5.3 million in the first nine months of fiscal 2017, primarily related to non-cash net foreign exchange loss on intercompany balances and lower interest expense as a result of lower borrowings.
Income Tax Provision
Income tax amounted to a provision of $0.6 million in the first nine months of fiscal 2018 and $0.9 million in the first nine months of fiscal 2017. The provision in the first nine months of fiscal 2018 primarily related to locations outside the United States partially offset by a $1.1 million reversal of reserves on uncertain tax provisions. The provision in the first nine months of fiscal 2017 related to locations outside the United States and included the release of $1.3 million in uncertain tax positions related to the closure of the IRS audit and associated state audits.

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

•
Acquiring value-added businesses. In the longer-term, and when circumstances permit, identifying and acquiring companies which would be accretive to our operating income and that could leverage Volt’s scale, infrastructure and capabilities. Strategic acquisitions could potentially strengthen Volt in certain industry verticals or in specific geographic locations; and

•	Returning capital to shareholders. In the longer-term, part of our strategy is to return capital to our shareholders when circumstances permit in connection with share buybacks.

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

Entering fiscal 2018, we have significant tax benefits including federal net operating loss carryforwards of $155.7 million and U.S. state net operating loss carryforwards of $195.2 million as well as federal tax credits of $48.2 million, which are fully reserved with a valuation allowance, which we will be able to utilize against future corporate income tax resulting from our strategic initiatives. We also have capital loss carryforwards of $13.5 million, which we will be able to utilize against future capital gains that may arise in the future.

As previously discussed, we continue to add functionality to our underlying IT systems and to improve our competitiveness in the marketplace. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability. During the third quarter of fiscal 2018, we also took certain restructuring actions which will improve selling, general and administrative costs by approximately $7.0 million in annualized savings on a go-forward basis. This is due in part from efficiencies gained from our IT investment last year. Consistent with our ongoing strategic efforts, cost savings will be used to strengthen our operations.

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

At July 29, 2018, the Company had outstanding borrowings under the DZ Financing Program of $50.0 million, borrowing availability under the DZ Financing Program of $30.3 million and global liquidity of $52.7 million.

We are subject to certain financial and portfolio performance covenants under our DZ Financing Program, including a minimum tangible net worth of $40.0 million, positive net income in fiscal year 2019, maximum debt to tangible net worth ratio of 3:1 and a minimum of $15.0 million in liquid assets, as defined.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the aforementioned financial covenants. At July 29, 2018, we were in compliance with all debt covenants. We believe, based on our 2018 plan, we will continue to be able to meet our financial covenants.

Strategic Alternatives Review

While we are dedicated to executing on all of our key operational initiatives to return Volt to profitable growth, we remain involved in a process to evaluate alternatives and assess all options to maximize shareholder value.

The following table sets forth our cash and liquidity available levels at the end of our last five quarters and our most recent week ended (in thousands): .

Global Liquidity
	July 30, 2017	October 29, 2017	January 28, 2018	April 29, 2018	July 29, 2018	August 31, 2018
Cash and cash equivalents (a)	$16,357	$37,077	$53,868	$34,177	$29,929

Total outstanding debt	$100,000	$50,000	$80,000	$50,000	$50,000	$55,000

Cash in banks (b) (c)	$18,981	$40,685	$57,262	$26,443	$22,454	$25,059
PNC Financing Program	14,445	54,129	—	—	—	—
DZ Financing Program (d)	—	—	21,528	32,943	30,280	29,042
Global liquidity	33,426	94,814	78,790	59,386	52,734	54,101
Minimum liquidity threshold (e)	25,000	40,000	15,000	15,000	15,000	15,000
Available liquidity	$8,426	$54,814	$63,790	$44,386	$37,734	$39,101

a.	Per financial statements.

b.	Balance generally includes outstanding checks.

c.
As of July 29, 2018, amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of July 29, 2018, the balance in the USB collections account included in the DZ Financing Program availability was $6.1 million.

d.	The DZ Financing Program excluded accounts receivable from the United Kingdom.

e.	At October 29, 2017, the minimum liquidity threshold included a borrowing base block of $35.0 million.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Nine Months Ended
	July 29, 2018	July 30, 2017
Net cash used in operating activities	$(2,548)	$(3,038)
Net cash provided by (used in) investing activities	(2,099)	8,253
Net cash provided by (used in) financing activities	(1,684)	2,155
Effect of exchange rate changes on cash and cash equivalents	(817)	2,601
Net increase (decrease) in cash and cash equivalents	$(7,148)	$9,971

Cash Flows - Operating Activities

The net cash used in operating activities in the nine months ended July 29, 2018 was $2.5 million, a decrease of $0.5 million from the same period in fiscal 2017. This decrease resulted primarily from an increase in net loss, a decrease in income taxes due to a receipt of an IRS refund in 2017, partially offset by an increase in cash used in operating assets and liabilities, primarily from accounts receivable, restricted cash, and accrued expenses and other liabilities, partially offset by accounts payable.

Cash Flows - Investing Activities

The net cash used in investing activities in the nine months ended July 29, 2018 was $2.1 million, principally from purchases of property, equipment and software of $2.3 million primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools. The net cash provided by investing activities in the nine months ended July 30, 2017 was $8.3 million, principally from proceeds from the sale of Maintech of $15.2 million, partially offset by the purchase of property, equipment and software of $7.8 million relating to our investment in updating our business processes, back-office financial suite and information technology tools.

Cash Flows - Financing Activities

The net cash used in financing activities in the nine months ended July 29, 2018 was $1.7 million mainly due to debt issuance costs of $1.4 million. The net cash provided by financing activities in the nine months ended July 30, 2017 was $2.2 million, mainly from the net draw down of borrowings of $3.0 million.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of July 29, 2018, the letter of credit participation was $25.4 million inclusive of $23.5 million for the Company’s casualty insurance program, $1.1 million for the security deposit required under certain real estate lease agreements and $0.8 million for the Company's corporate credit card program. The Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants, with such covenants being less restrictive than those under the PNC Financing Program. The agreement also contains customary default, indemnification and termination provisions.

We are subject to certain financial and portfolio performance covenants under our DZ Financing Program, including a minimum tangible net worth of $40.0 million, positive net income in fiscal year 2019, maximum debt to tangible net worth ratio of 3:1 and a minimum of $15.0 million in liquid assets, as defined. At July 29, 2018, we were in compliance with all debt covenants.

On June 8, 2018 the Company amended its DZ Financing Program to modify a provision in the calculation of eligible receivables, as defined. This amendment permits the Company to exclude the receivables of a single large, high-quality customer from its threshold limitation, resulting in additional borrowing capacity of approximately $10.0 million.

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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At July 29, 2018, we had cash and cash equivalents on which interest income is earned at variable rates. At July 29, 2018, we had a long-term $115.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. We consider the use of derivative instruments to hedge interest rate risk; however, as of July 29, 2018, we did not utilize any of these instruments as they were not considered to be cost effective. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.1 million or a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.1 million in the third quarter of fiscal 2018.
Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar strengthened relative to many foreign currencies as of July 29, 2018 compared to October 29, 2017. Consequently, stockholders’ equity decreased by $0.5 million as a result of the foreign currency translation as of July 29, 2018.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of July 29, 2018 would result in an approximate $2.3 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of July 29, 2018 would result in an approximate $2.3 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.
Equity Risk
Our investments are exposed to market risk as it relates to changes in the market value. We hold investments in mutual funds for the benefit of participants in our non-qualified deferred compensation plan, and changes in the market value of these investments result in offsetting changes in our liability under the non-qualified deferred compensation plans as the employees realize the rewards and bear the risks of their investment selections. At July 29, 2018, the total market value of these investments was $3.5 million.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended July 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2017 Form 10-K, which could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the 2017 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description

3.1
Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015 filed June 10, 2015; File No. 001-9232)

3.2
Amended and Restated By-Laws of the Company, as amended through September 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2017; File No. 001-9232)

10.1*
Amendment No. 1, dated June 8, 2018, to the Receivables Loan and Security Agreement, dated as of January 25, 2018, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, Autobahn Funding Company LLC, as conduit lender, the other lenders party thereto, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers

10.2
Separation Agreement by and between Volt Information Sciences, Inc. and Michael D. Dean, dated as of June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2018; File No. 001-9232)

10.3
Volt Information Sciences, Inc. Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2018; File No. 001-9232)

10.4
Volt Information Sciences, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 19, 2018; File No. 001-9232)

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

* Confidential treatment has been requested with respect to certain portions of this exhibit

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.

Date: September 6, 2018	By:	/s/	Linda Perneau
Linda Perneau
Interim Chief Executive Officer (Principal Executive Officer)

Date: September 6, 2018	By:	/s/	Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 6, 2018	By:	/s/	Leonard Naujokas
Leonard Naujokas
Controller and Chief Accounting Officer (Principal Accounting Officer)