Form 10-K
period 2018-10-28
VOLT INFORMATION SCIENCES, INC.
filed 2019-01-09
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-09232
VOLT INFORMATION SCIENCES, INC.
(Exact name of registrant as specified in its charter)

New York	13-5658129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Charles Lindbergh Boulevard, Uniondale, New York	11553
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(516) 228-6700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.10 Par Value	NYSE AMERICAN
Securities Registered Pursuant to Section 12(g) of the Act:
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No  ☒
As of April 27, 2018, there were 21,035,503 shares of common stock outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates as of April 27, 2018 was $43,665,518, calculated by using the closing price of the common stock on such date on the NYSE AMERICAN market of $2.70.
As of January 4, 2019, there were 21,191,030 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent stated herein.

VOLT INFORMATION SCIENCES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 28, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are “forward-looking” statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events of our business and industry in general. The terms “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the following:

•	competition within the staffing industry which has few significant barriers to entry;

•	weak economic and uncertain business conditions;

•	failure to comply with restrictive financial covenants;

•	inability to renew our Financing Program or obtain a suitable replacement financing arrangement;

•	inability to execute successfully on our business strategies or achieve the intended results;

•	cyber-attacks or the improper disclosure of sensitive or confidential employee or customer data;

•	employment-related claims, indemnification claims and other claims from clients and third parties;

•	litigation costs;

•	the loss of major customers;

•	inability to maintain effective internal controls over financial reporting;

•	new or increased government regulation, employment costs and taxes;

•	foreign currency fluctuations and other global business risks;

•	fluctuations in interest rates and turmoil in the financial markets;

•	contracts with no minimum purchase requirements, or cancellable during the term or both;

•	failure to keep pace with rapid changes in technology;

•	vulnerability of information technology systems to damage, interruption and cyber-attacks;

•	inability to attract and retain high quality personnel and members of management;

•	inability to retain acceptable insurance coverage limits at a commercially reasonable cost and terms;

•	unexpected changes in workers' compensation and other insurance plans;

•	impairment charges relating to our goodwill and long-lived assets;

•	volatility of stock price and related ability of investors to resell their shares at or above the purchase price;

•	significant percentage of common stock owned by a limited number of shareholders and their ability to exercise significant influence over the Company;

•	potential proxy contest for the election of directors at our annual meeting; and

•	New York State law and our Articles of Incorporation and By-laws contain provisions that could make a takeover of the Company more difficult.

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
Volt Information Sciences, Inc. (the “Company” or “Volt”) is a global provider of staffing services (traditional time and materials-based as well as project-based). Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily administrative and light industrial (“commercial”) as well as technical, information technology and engineering (“professional”) positions. Our managed service programs (“MSP”) involves managing the procurement and on-boarding of contingent workers from multiple providers. Our customer care solutions business specializes in serving as an extension of our customers' consumer relationships and processes including collaborating with customers, from help desk inquiries to advanced technical support. We also provided quality assurance services through the date of sale of this business in October 2017. In addition, through the date of the sale of Maintech in March 2017, we provided information technology infrastructure services. Our information technology infrastructure services provided server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations.
The Company was incorporated in New York in 1957. Unless the context otherwise requires, throughout this report, the words “Volt,” “the Company,” “we,” “us” and “our” refer to Volt Information Sciences, Inc. and its consolidated subsidiaries.
Geographic Regions and Segments
Volt operates in approximately 85 locations, with approximately 88% of our revenues generated in the United States where we have employees in nearly all 50 states. Our principal non-U.S. markets include Europe, Canada and several Asia Pacific locations. Our global footprint enables us to deliver consistent quality to our large strategic customers that require an established international presence.

We report our segment information in accordance with the provisions of the Financial Accounting Standards Board Accounting Standards Codification 280, Segment Reporting (“ASC 280”). See Note 19, “Segment Disclosures” for further information.

During the fourth quarter of fiscal 2018, in accordance with ASC 280, the Company determined that its North American Managed Service Program (“MSP”) business meets the criteria to be presented as a reportable segment. To provide period over period comparability, the Company has recast the prior period North American MSP segment data to conform to the current presentation. This change did not have any impact on the consolidated financial results for any period presented.

Our current reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) North American MSP. All other business activities that do not meet the criteria to be reportable segments are aggregated with corporate services in the Corporate and Other category. Our reportable segments have been determined in accordance with our internal management structure, which is based on operating activities. We evaluate business performance based upon several metrics, primarily using revenue growth and segment operating income as the relevant financial measures. We believe segment operating income provides management and investors a measure to analyze operating performance of each business segment against historical and competitors’ data, although historical results, including operating income, may not be indicative of future results as operating income is highly contingent on many factors including the state of the economy, competitive conditions and customer preferences.
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
Our two staffing services segments provide workforce management expertise through locations in North America, Europe and several Asia Pacific locations. We deliver a broad spectrum of contingent staffing, direct placement, staffing management, and other employment services. Our contingent workers are placed on assignment with our customers in a broad range of occupations including manufacturing, assembly, warehousing, industrial, information technology, engineering, pharmaceutical, administrative, call center, accounting and finance.

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
North American MSP Segment
Our North American MSP segment consists of managing the procurement and on-boarding of contingent workers and a broad range of specialized solutions that includes managing suppliers and providing sourcing and recruiting support, statement of work management, supplier performance measurement, optimization and analysis, benchmarking of spend demographics and market rate analysis, consolidated customer billing, and supplier payment management. The workforce placed on assignment through our MSPs is usually provided by third-party staffing providers (“associate vendors”) or through our own staffing services. In most cases, we are only required to pay associate vendors after we receive payment from our customer. Our staffing services businesses also act as a subcontractor or associate vendor to other national providers in their MSPs. Our MSPs are typically administered through the use of vendor management system software (“VMS”) licensed from various VMS providers.
In addition, our North American MSP segment provides payroll service solutions as well as recruitment process outsourcing (RPO) for our customers. With our payroll service solution (also known as referred services), the customer refers an individual to us, we employ the individual, and the individual works on an assignment for the customer at the customer’s worksite. We manage and administer the individual’s payroll, payroll taxes, workers’ compensation, and benefits.
Corporate and Other Category
Our Corporate and Other category consists of our customer care solutions, corporate services, remote hire services business in India, as well as our quality assurance services and information technology infrastructure services business in prior years. We sold our information technology infrastructure business during the second quarter of fiscal 2017 and the quality assurance business during the fourth quarter of fiscal 2017.
Our customer care solutions business specializes in serving as an extension of our customers' relationships and processes including collaborating with customers, from help desk inquiries to advanced technical support.
Our corporate services provide entity-wide general and administrative functions that support all of our segments.
Our remote hire services in India provide skilled resources, technical infrastructure, and management for various areas including software development, engineering, web design, technical support, call center operations, sales and marketing, customer service, research, and back-office accounting and administration.
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
Through the date of sale in October 2017, our quality assurance services assisted in ensuring our customers’ products perform as designed. These services extended to game, hardware, software, consumer product and mobile product and service offerings. We also provided business intelligence and analytics services by assisting our customers in making informed business decisions through implementing quality assurance methodologies, which when combined with visibility of our customers’ data allowed us to reduce inefficiencies and optimize our customers’ business.

Business Strategy
Strengthen the Foundation
Fiscal 2017 and 2016 were years focused on strengthening our foundation by simplifying our corporate structure, streamlining operational focus, strengthening our balance sheet and improving financial flexibility.
We successfully monetized non-strategic company-owned real estate in fiscal 2016 and we sold our quality assurance and our information technology infrastructure businesses in fiscal 2017. These divestitures enabled us to strengthen our liquidity position, simplify our corporate structure and streamline operational focus on opportunities within our core staffing services business.
In fiscal 2017, we deployed a new information technology system which encompasses our front and back-office financial suite that is critical to our success and offer more functionality at a lower cost to the Company. These upgrades will continue to improve our time to market and competitiveness in sales delivery, which will support and enhance our future growth.
In addition, during fiscal 2017, we significantly reduced our outstanding debt by $47.1 million, or 48%, as compared to debt outstanding at the end of fiscal 2016. On January 25, 2018, we entered into a two-year $115.0 million accounts receivable securitization program with DZ Bank AG Deutsche Zentral-Genossenschafsbank (“DZ Bank”) which improved our debt maturity profile, providing additional runway to execute our strategic plan.
Current Strategic Priorities
In fiscal 2018, we hired prominent staffing industry veterans to strengthen our sales leadership team with a focus on our new sales strategy to enhance financial performance and build a foundation for sustainable growth. This strategy includes the following priorities:

•
Organizational Design - To strengthen the focus on sales and delivery performance across a spectrum of service offerings for maximum competitive advantage, we formed the Specialty Solutions Group, Strategic Solutions Group and Global Solutions Group. This design will allow Volt to steer its “go-to-market” strategy and performance based on a specialized job segment view as well as transform its delivery models to achieve dedicated focus, enhanced agility for customers’ needs and low-cost delivery benefits.

•
Business Optimization - Drive further efficiencies, productivity and cost savings by optimizing technology to drive performance through increased integration of available digital tools, reporting and processes and migrating from manual, customized processes to automated, standard processes. We expect these enhancements to yield meaningful cost savings, a portion of which can then be re-invested into important recruiting and candidate acquisition resources.

•
Delivery Excellence - Improve talent acquisition and delivery with a more focused, customized, agile delivery approach by integrating recruiting tools to increase our speed to match candidates and to mobilize data analytics to drive strategy around job postings and return on investments. This initiative will continue to evolve based on the needs of our clients, and as we continue to improve in attracting candidates in the market.

•
Growth and Expansion - Achieve revenue and margin growth with new and existing client relationships, through realigned sales and delivery efforts. We are re-establishing our sales culture by realigning the sales teams based upon client buying patterns with an emphasis on building client relationships. To further incentivize growth within the sales teams, we overhauled our bonus plans to align with a ‘pay for performance’ structure and we have introduced a higher level of visibility and accountability into the sales culture.

Capital Allocation

We have prioritized our capital allocation strategy to strengthen our balance sheet and increase our competitiveness in the marketplace. The timing of these capital allocation priorities is highly dependent upon attaining the profitability objectives outlined in our plan. We also see this as an opportunity to demonstrate our ongoing commitment to Volt shareholders as we continue to execute on our plan and return to sustainable profitability. Our capital allocation strategy includes the following elements:

•
Maintaining appropriate levels of working capital. Our business requires a certain level of cash resources to efficiently execute operations. Consistent with similar companies in our industry and operational capabilities, we estimate this amount to be 1.5 to 2.0 times our weekly cash distributions on a global basis and must accommodate seasonality and cyclical trends;

•
Reinvesting in our business. We continue to execute on our company-wide initiative of disciplined reinvestment in our business including investing in an experienced industry leadership team and in our sales and recruiting process, which are critical to drive profitable growth. We also continue to invest in our information technology systems, which will support our front-end recruitment and placement capabilities as well as increase efficiencies in our back-office financial suite; and

•	Deleveraging our balance sheet. By lowering our debt level, we will strengthen our balance sheet, reduce interest costs and reduce risk going forward.
Customers
The Company serves multinational, national and local customers, providing staffing services (traditional time and materials-based as well as project-based), managed service programs and customer care solutions (as well as quality assurance services and information technology infrastructure services in fiscal 2017 and 2016). The Company had no single customer that accounted for more than 10% of consolidated net revenue in fiscal 2018, 2017 or 2016. Our top 10 customers represented approximately 36%, 30% and 27% of revenue in fiscal 2018, 2017 and 2016, respectively. The loss of one or more of these customers, unless the business is replaced, could have an adverse effect on our results of operations or cash flows.
In fiscal 2018, the International Staffing segment's revenue included three customers which accounted for approximately 13%, 12% and 11% of the total revenue of that segment. The North American MSP segment's revenue included one customer which accounted for approximately 12% of the total revenue of that segment.
In fiscal 2017, the North American MSP segment's revenue included one customer which accounted for approximately 34% of the total revenue of that segment.
In fiscal 2016, the International Staffing segment's revenue included one customer which accounted for approximately 11% of the total revenue of that segment.
In fiscal 2016, the North American MSP segment's revenue included two customers which accounted for approximately 31% and 15% of the total revenue of that segment.
For fiscal 2018, 2017 and 2016, 88%, 87% and 86% of our total revenue, respectively, was from customers in the United States.
Competition
In most areas, no single company has a dominant share of the employment services market. The largest companies in the industry collectively represent less than half of all staffing services revenues, and there are many smaller companies competing in varying degrees at local levels or in particular market sectors. Dominant leaders in the industry include Allegis, Adecco, Manpower Group, Randstad and Kelly Services, Inc.
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
Employees
As of October 28, 2018, Volt employed approximately 20,100 people, including approximately 18,600 who were on contingent staffing assignments, the remainder are full-time employees. The workers on contingent staffing assignments are on our payroll for the length of their assignment.
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
Copies of our Code of Conduct and Ethics and other significant corporate documents (our Corporate Governance Guidelines, Nominating/Governance Committee Charter, Audit Committee Charter, Human Resources and Compensation Committee Charter, Financial Code of Ethics, Whistleblower Policy, Foreign Corrupt Practices Act Policy, Equal Opportunity Employer, Privacy Policy and Insider Trading Policy) are also available in the Corporate Governance section at our website. Copies are also available without charge upon request to Volt Information Sciences, Inc., 50 Charles Lindbergh Boulevard, Uniondale, NY 11553, Attention: Shareholder Relations, or by calling us at (424) 238-6249.

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
The contingent staffing industry is very competitive with few significant barriers to entry
The markets for Volt’s staffing services are highly competitive with few barriers to entry. Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of dollars in annual revenue. In most areas, no single company has a dominant share of the employment services market. Some of our competitors are larger than us, have substantial marketing and financial resources and may be better positioned in certain markets than we are. These companies may be better able than we are to attract and retain qualified personnel, to offer more favorable pricing and terms, or otherwise attract and retain the business that we seek. Any inability to compete effectively could adversely affect our business and financial results. Clients may also take advantage of low-cost alternatives including using their own in-house resources rather than engaging a third party. In addition, some of our staffing services customers, generally larger companies, are mandated or otherwise motivated to utilize the services of small or minority-owned companies rather than large corporations. There can be no assurance that we will be able to continue to compete effectively in our business segments.
Our business is adversely affected by weak economic and other business conditions
During periods of elevated unemployment levels, demand for contingent and permanent personnel decreases, which adversely impacts our staffing services. During slower economic activity, many companies tend to reduce their use of contingent workers and reduce their recruitment of new employees. Decreased demand and higher unemployment levels result in lower levels of pay rate increases and increased pressure on our markup of staffing service rates, direct margins and higher unemployment insurance costs.
Our credit facility contains financial covenants that may limit our ability to take certain actions
We remain dependent upon our financing agreement which includes certain financial covenants. These covenants could constrain the execution of our business strategy and growth plans. Our ability to continue to meet these financial covenants is not assured. If we default under any of these requirements, our lenders could restrict our ability to access funds in our customer collections account, declare all outstanding borrowings, accrued interest and fees due and payable, or significantly increase the cost of the facility. Under such circumstances, there could be no assurance that we would have sufficient liquidity to repay or refinance the indebtedness at favorable rates or at all. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. As of October 28, 2018, we were in compliance with all covenant requirements.
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
We may not be able to execute successfully on our business strategies or achieve the intended results
Our business strategy focuses on growing revenues and driving growth in higher margin services. We have made targeted investments, adjusted our operating models and increased the resources necessary for driving sustainable growth within our targeted higher-margin service offerings. If we are unsuccessful in executing on our business strategies, we may not achieve either our stated goal of revenue growth or the intended productivity improvements, which could negatively impact profitability and liquidity and require us to alter our strategy.

We could incur liabilities or our reputation could be damaged from a cyber-attack or improper disclosure or loss of sensitive or confidential company, employee, associate, candidate or client data, including personal data.
Our business involves the use, storage and transfer of certain information about our full-time and contingent employees, customers and other individuals. We rely upon multiple information technology systems and networks, some of which are web-based or managed by third parties, to process, transmit and store electronic information and to manage or support a variety of critical business processes and activities. This information contains sensitive or confidential employee and customer data, including personally identifiable information. The secure and consistent operation of these systems, networks and processes is critical to our business operations. Our systems and networks have been, and will continue to be, the target of cyber-attacks, computer viruses, worms, phishing attacks, malicious software programs, and other cyber-security incidents that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of our customers’ or employees’ sensitive and personal data. Successful cyber-attacks or other data breaches, as well as risks associated with compliance with applicable data privacy laws, could harm our reputation, divert management attention and resources, increase our operating expenses due to the employment of consultants and third party experts and the purchase of additional infrastructure, and/or subject us to legal liability, resulting in increased costs and loss of revenue.
While we proactively safeguard our data and have enhanced security software and controls, it is possible that our security controls over sensitive or confidential data and other practices we and our third-party service providers follow may not prevent improper access to, or disclosure of, such information. Any such disclosure or security breach could subject us to significant monetary damages or losses, litigation, regulatory enforcement actions or fines. In addition, our liability insurance might not be sufficient in scope or amount to cover us against claims related to security breaches, social engineering, cyber-attacks and other related data disclosure, loss or breach.
As cyber-attacks increase in frequency and sophistication, our cyber-security and business continuity plans may not be effective in anticipating, preventing and effectively responding to all potential cyber-risk exposures. Further, data privacy is subject to frequently changing rules and regulations, which are not uniform and may possibly conflict in jurisdictions and countries where we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.
Additionally, our employees and certain of our third-party service providers may have access or exposure to sensitive customer data and systems. The misuse or unauthorized disclosure of information could result in contractual and legal liability for us due to the actions or inactions of our employees or vendors.
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
Additionally, we risk liability to our customers for the actions or inactions of our employees, including those individuals employed on a contingent basis that may cause harm to our customers or other employees. Such actions may be the result of errors and omissions in the application of laws, rules, policies and procedures, discrimination, retaliation, negligence or misconduct on the part of our employees, damage to customer facilities or property due to negligence, criminal activity and other similar claims. In some cases, we must indemnify our customers for certain acts of our employees, and certain customers have negotiated broad indemnification provisions. We may also incur fines, penalties and losses that are not covered by insurance or negative publicity with respect to these matters. There can be no assurance that the policies and procedures we have in place will be effective or that we will not experience losses due to such risks. In addition, we may face claims related to violations of wage and hour regulations, Fair Credit Reporting Act violations, discrimination, harassment, negligence or misconduct by our employees, and claims relating to the misclassification of independent contractors, among other types of claims.
Costs related to litigation, legal proceedings and investigations could adversely impact our financial condition
We may be involved in pending and threatened legal proceedings brought by third parties and investigations by government and regulatory agencies from time to time, the outcomes of which are inherently uncertain and difficult to predict. It is uncertain at what point any such matters may materially affect us, and there can be no assurance that our financial resources or insurance policies are sufficient to cover the cost of any or all of such claims. Therefore, there can be no assurance that such matters would not have an adverse effect on our financial condition, results of operations or cash flows.

The loss of major customers could adversely impact our business
We experience revenue concentration with large customers within certain operating segments. Although we have no customer that represents over 10% of our consolidated revenue, there are customers that exceed 10% of revenues within both the International Staffing and North American MSP segments. The deterioration of the financial condition or significant change to the business or staffing model of these customers or multiple customers in a similar industry, or similar customers that are interdependent could have a material adverse effect on our business, financial condition and results of operations.
Additionally, any reductions, delays or cancellation of contracts with any of our key customers, or the loss of one or more key customers, could materially reduce our revenue and operating income. There can be no assurance that our current customers will continue to do business with us or that contracts with existing customers will continue at current or historical levels.
Failure to maintain adequate financial and management processes and internal controls could lead to errors in our financial reporting
The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements in a timely fashion, be unable to properly report on our business and our results of operations, or be required to restate our financial statements. These circumstances could lead to a significant decrease in the trading price of our shares, or the delisting of our shares from the NYSE AMERICAN, which would harm our shareholders.
New or increased government regulation, employment costs or taxes could have a material adverse effect on our business, especially for our contingent staffing business
Certain of our businesses are subject to licensing and regulation in some states and most foreign jurisdictions. There can be no assurance that we will be able to continue to comply with these requirements, or that the cost of compliance will not become material. Additionally, the jurisdictions in which we do or intend to do business may:

•	create new or additional regulations that mandate additional requirements or prohibit or restrict the types of services that we currently provide;

•	change regulations in ways that cause short-term disruption or impose costs to comply;

•	impose new or additional employment costs that we may not be able to pass on to customers or that could cause customers to reduce their use of our services;

•	require us to obtain additional licenses; or

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
Fluctuations in interest rates and turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations
While we have access to global credit markets, credit markets may experience significant disruption or deterioration, which could make future financing difficult or more expensive to secure. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board, which recently increased rates and may continue to do so. Increases in interest rates would increase our borrowing costs over time and could negatively impact our results of operations.
If a financial institution that is party to our credit facility were to declare bankruptcy or become insolvent, they may be unable to perform under their agreement with us. This could leave us with reduced borrowing capacity, which could have an adverse impact on our business, financial condition and results of operations.
Many of our contracts provide no minimum purchase requirements, are cancellable during the term, or both
In our staffing services business, most of our contracts, even those with multi-year terms, provide no assurance of any minimum amount of revenue, and under many of these contracts we still must compete for each individual placement or project. In addition, many of our contracts contain cancellation provisions under which the customer can cancel the contract at any time or on relatively short notice, even if we are not in default under the contract. Therefore, these contracts do not provide the assurances that typical long-term contracts often provide and are inherently uncertain with respect to the amount of revenue and earnings we may recognize.
Our results of operations and ability to grow may be negatively affected if we are not able to keep pace with rapid changes in technology
The Company’s success depends on our ability to keep pace with rapid technological changes in the development and implementation of our services and solutions. We must innovate and evolve our services and products to satisfy customer requirements, attract talent and remain competitive. There can be no assurance that in the future we will be able to foresee changes needed to identify, develop and commercialize innovative and competitive services and products in a timely and cost-effective manner to achieve customer acceptance in markets characterized by rapidly changing technology and frequent new product and service introductions.
We rely extensively on our information technology systems which are vulnerable to damage and interruption
We rely on information technology networks and systems, including the Internet and cloud services, to process, transmit and store electronic and financial information, manage a variety of business processes and activities, and comply with regulatory, legal and tax requirements. We depend on our information technology infrastructure for digital marketing activities, collection and retention of customer data, employee information and for electronic communications among our locations, personnel, customers and suppliers around the world. While we take various precautions and have enhanced controls around our systems, our information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Our sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results, if our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner.
We are dependent upon the quality of our personnel
Our operations are dependent upon our ability to attract and retain skilled personnel, for temporary assignments and projects, as well as internally, including in the areas of maintenance and protection of our systems. The availability of such skilled personnel is dependent upon a number of economic and demographic conditions. We may, in the future, find it difficult or costlier to hire such personnel in the face of competition from our competitors.
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
Our ability to retain acceptable insurance coverage limits at commercially reasonable cost and terms may adversely impact our financial results
We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, if at all, and at commercially reasonable cost, or that the companies from which we have obtained insurance will be able to pay claims we make under such policies. Our coverage under certain insurance policies is limited and the losses that we may face may not be covered, may be subject to high deductibles or may exceed the limits purchased.
Some customers require extensive insurance coverage and request insurance endorsements that are not available under standard monoline policies. There can be no assurance that we will be able to negotiate acceptable compromises with customers or negotiate appropriate changes in our insurance contracts. This may adversely affect our ability to take on new customers or accepted changes in insurance terms with existing customers.
Unexpected changes in workers' compensation and other insurance plans may negatively impact our financial condition

We purchase workers’ compensation insurance through mandated participation in certain state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a paid loss deductible casualty insurance program for losses exceeding specified deductible levels. We are financially responsible for losses below the specified deductible limits.
The Company is self-insured for a portion of its medical benefit programs. The liability for the self-insured medical benefits is limited on a per-claimant basis through the purchase of stop-loss insurance. The Company’s retained liability for the self-insured medical benefits is determined by utilizing actuarial estimates of expected claims based on statistical analysis of historical data.
Unexpected changes related to our workers’ compensation, medical and disability benefit plans may negatively impact our financial condition. Changes in the severity and frequency of claims, state laws regarding benefit levels and allowable claims, actuarial estimates, or medical cost inflation could result in costs that are significantly higher. If future claims-related liabilities increase beyond our expectations, or if we must make unfavorable adjustments to accruals for prior accident years, our costs could increase significantly. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover the increased costs that result from any changes in claims-related liabilities.
Decline in our operating results could lead to impairment charges relating to our goodwill and long-lived assets

We regularly monitor our International Staffing goodwill as well as company-wide long-lived assets for impairment indicators. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant non-cash charge to earnings that could adversely affect our results of operations.

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
Certain shareholders, whose interests may differ from those of other shareholders, own a significant percentage of our common stock and are able to exercise significant influence over Volt
Ownership of a significant amount of our outstanding common stock is concentrated among certain substantial shareholders, including related family members and certain funds. Although there can be no assurance as to how these shareholders will vote, if they were to vote in the same manner, certain combinations of these shareholders might be able to control the outcome of matters requiring shareholder approval and could have significant influence over our affairs. The interests of our substantial shareholders may not align with those of our other shareholders.
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
New York State law and our Articles of Incorporation and By-laws contain provisions that could make corporate ownership changes at Volt more difficult
Certain provisions of New York State law and our articles of incorporation and by-laws could have the effect of delaying or preventing a third party from acquiring Volt, even if a change in control would be beneficial to our shareholders. In addition, provisions of our articles of incorporation and by-laws include:

•	requiring advance notice for shareholder proposals and director nominees;

•	permitting removal of directors only for cause; and

•	providing that vacancies on the Board of Directors will be filled for the unexpired term by a majority vote of the remaining directors then in office.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in approximately 11,000 square feet located at 50 Charles Lindbergh Boulevard, Uniondale, New York 11553. A summary of our principal owned and leased properties (those exceeding 20,000 square feet) that are currently in use is set forth below:

Location	Business Segment/Category	Own/Lease	Lease Expiration	Approximate Square Feet
Orange County, California	North American Staffing North American MSP Corporate & Other	Lease	2031	200,000
San Antonio, Texas	Corporate & Other	Lease	2019	71,000
We lease space in approximately 85 other facilities, excluding month-to-month leases, each of which consists of less than 20,000 square feet. The Company's leases expire at various times from 2019 until 2031.
At times, we lease space to others in the buildings that we occupy if we do not require the space for our own business. We believe that our facilities are adequate for our presently anticipated uses, and we are not dependent upon any individual leased premises. During the third quarter of fiscal 2018, the Company entered into a sub-lease agreement for its former corporate headquarters, located at 1133 Avenue of the Americas, New York, NY, in its entirety over the remaining lease term.
For additional information pertaining to lease commitments, see our Note 17(a) on Commitments and Contingencies in our Consolidated Financial Statements.

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

Market for Common Stock

As the Company is a “smaller reporting company,” for the annual period ending October 28, 2018, it is not required to provide the performance graph under Item 201(e) of Regulation S-K.
Our common stock is traded on the NYSE AMERICAN under the symbol “VISI”. The following table sets forth, for the periods indicated, the high and low sales prices or the high and low bid quotations for our common stock for the fiscal years ended October 28, 2018 and October 29, 2017. The over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Period		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	High	$4.70	$4.45	$4.00	$3.85
	Low	$3.60	$2.60	$2.65	$2.70
2017	High	$8.45	$8.65	$6.35	$4.10
	Low	$5.70	$5.75	$3.65	$2.20
On January 4, 2019, there were 241 holders of record of our common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.
Dividends

Cash dividends have not been declared or paid for the two years ended October 28, 2018 and through the date of this report.
Issuer Purchases of Equity Securities

There were no shares purchased in the fourth quarter of fiscal 2018.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended October 28, 2018, October 29, 2017 and October 30, 2016. The data below should be read in conjunction with, and is qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and notes thereto. The financial information presented may not be indicative of our future performance.
Volt Information Sciences, Inc. and Subsidiaries
Selected Financial Data

For the year ended, (in thousands, except per share data)	October 28, 2018	October 29, 2017	October 30, 2016
	52 weeks	52 weeks	52 weeks
STATEMENT OF OPERATIONS DATA
Net revenue	$1,039,170	$1,194,436	$1,334,747
Operating income (loss)	$(28,407)	$39,163	$(5,889)
Income (loss) from continuing operations, net of income taxes	$(32,685)	$28,825	$(14,570)
Loss from discontinued operations, net of income taxes	$—	$(1,693)	$—
Net income (loss)	$(32,685)	$27,132	$(14,570)
PER SHARE DATA:
Basic:
Income (loss) from continuing operations	$(1.55)	$1.38	$(0.70)
Loss from discontinued operations	—	(0.08)	—
Net income (loss)	$(1.55)	$1.30	$(0.70)
Weighted average number of shares	21,051	20,942	20,831
Diluted:
Income (loss) from continuing operations	$(1.55)	$1.37	$(0.70)
Loss from discontinued operations	—	(0.08)	—
Net income (loss)	$(1.55)	$1.29	$(0.70)
Weighted average number of shares	21,051	21,017	20,831

(in thousands)	October 28, 2018	October 29, 2017	October 30, 2016

BALANCE SHEET DATA
Cash and cash equivalents	$24,763	$37,077	$6,386
Working capital	$104,171	$81,881	$134,086
Total assets	$236,696	$284,809	$316,465
Short-term borrowings, including current portion of long-term debt	$—	$50,000	$2,050
Long-term debt, excluding current portion	$50,000	$—	$95,000
Total stockholders’ equity	$50,499	$83,994	$48,965
Note - Cash dividends were not declared or paid during the above periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Segments

We report our segment information in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 280, Segment Reporting (“ASC 280”), aligning with the way the Company evaluates its business performance and manages its operations.

During the fourth quarter of fiscal 2018, in accordance with ASC 280, the Company determined that its North American Managed Service Program (“MSP”) business meets the criteria to be presented as a reportable segment. To provide period over period comparability, the Company has recast the prior period North American MSP segment data to conform to the current presentation. This change did not have any impact on the consolidated financial results for any period presented. Our current reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) North American MSP. The non-reportable businesses are combined and disclosed with corporate services under the category Corporate and Other.

The Company sold the quality assurance business from within the Technology Outsourcing Services and Solutions segment on October 27, 2017, leaving the Company's call center services as the remaining activity within that reporting segment. The Company has renamed the operating segment Volt Customer Care Solutions and its results are now reported as part of the Corporate and Other category, as it does not meet the criteria for a reportable segment under ASC 280. To provide period over period comparability, the Company has recast the prior period Technology Outsourcing Services and Solutions segment data to conform to the current presentation within the Corporate and Other category. This change did not have any impact on the consolidated financial results for any period presented. In addition, Corporate and Other also included our previously owned Maintech, Incorporated (“Maintech”) business in the first six months of fiscal 2017 until its sale in March 2017.

Segment operating income (loss) is comprised of segment net revenue less cost of services, selling, administrative and other operating costs, settlement and impairment charges and restructuring and severance costs. The Company allocates to the segments all operating costs except costs not directly related to the operating activities such as corporate-wide general and administrative costs. These costs are not allocated because doing so would not enhance the understanding of segment operating performance and are not used by management to measure segment performance.

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

As of October 28, 2018, we employed approximately 20,100 people, including 18,600 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from 85 locations with approximately 88% of our revenues generated in the United States. Our principal international markets include Europe, Canada and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.
Recent Developments

On November 7, 2018, Linda Perneau, interim President and Chief Executive Officer of the Company, was appointed President and Chief Executive Officer of the Company. Ms. Perneau was also appointed by the Company’s Board of Directors to serve as a director of the Company.

On November 8, 2018, the Company issued a press release stating that its Board of Directors had ended its previously announced review of strategic alternatives.

On January 4, 2019, we amended the DZ Financing Program. Key changes to the amendment were to: (1) extend the term of the program to January 25, 2021; (2) revise an existing financial covenant to maintain Tangible Net Worth (as defined under the DZ Financing Program) of at least $30.0 million through fiscal year 2019, which will revert back to $40.0 million in fiscal 2020; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2019; and (4) increase the eligibility threshold for obligors with payment terms in excess of 60 days from 2.5% to 10.0%, which will add flexibility and borrowing capacity for the Company. All other material terms and conditions remain substantially unchanged.

Consolidated Results of Continuing Operations and Financial Highlights (Fiscal 2018 vs. Fiscal 2017)
Results of Continuing Operations by Segment (Fiscal 2018 vs. Fiscal 2017)

	Year Ended October 28, 2018
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Elimination (2)
Net revenue	$1,039,170	$860,544	$117,351	$29,986	$35,228	$(3,939)
Cost of services	885,492	735,050	98,640	22,637	33,104	(3,939)
Gross margin	153,678	125,494	18,711	7,349	2,124	—

Selling, administrative and other operating costs	173,337	112,459	15,986	5,571	39,321	—
Restructuring and severance costs	8,242	932	328	145	6,837	—
Settlement and impairment charges	506	—	—	—	506	—
Operating income (loss)	(28,407)	12,103	2,397	1,633	(44,540)	—
Other income (expense), net	(3,320)
Income tax provision	958
Net loss	$(32,685)

	Year Ended October 29, 2017
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Elimination (2)
Net revenue	$1,194,436	$919,260	$119,762	$36,783	$125,089	$(6,458)
Cost of services	1,007,041	782,405	101,064	29,309	100,721	(6,458)
Gross margin	187,395	136,855	18,698	7,474	24,368	—

Selling, administrative and other operating costs	197,130	119,320	15,836	4,861	57,113	—
Restructuring and severance costs	1,379	382	14	—	983	—
Gain from divestitures	(51,971)	—	—	—	(51,971)	—
Settlement and impairment charges	1,694	—	—	—	1,694	—
Operating income	39,163	17,153	2,848	2,613	16,549	—
Other income (expense), net	(6,950)
Income tax provision	3,388
Net income from continuing operations	28,825
Loss from discontinued operations, net of income taxes	(1,693)
Net income	$27,132

(1) Revenues are primarily derived from Volt Customer Care Solutions. In addition, fiscal 2017 included our previously owned quality assurance business as well as our information technology infrastructure services through the date of sale of Maintech in March 2017.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions and our previously owned quality assurance business.

Results of Operations Consolidated (Fiscal 2018 vs. Fiscal 2017)
Net revenue in fiscal 2018 decreased $155.2 million, or 13.0%, to $1,039.2 million from $1,194.4 million in fiscal 2017. The revenue decline was primarily driven by the absence of $82.3 million in revenue from non-core businesses sold in fiscal 2017, which were included in the Corporate and Other category, as well as a decrease in our North American Staffing segment of $58.8 million and the impact of foreign currency fluctuations of $6.5 million.
Operating results in fiscal 2018 decreased $67.6 million, to an operating loss of $28.4 million from operating income of $39.2 million in fiscal 2017. Excluding the gain on the sale of non-core businesses in fiscal 2017 of $52.0 million and $9.3 million in operating income reported by the businesses sold or exited, as well as the increase in restructuring and severance costs of $6.8 million and the decrease in settlement and impairment charges of $1.2 million, operating loss in fiscal 2018 increased $0.6 million. This increase in operating loss was primarily the result of a decline in North American Staffing and North American

MSP operating income offset by reductions in corporate support costs and improved operating results from our Volt Customer Care Solution business.
Results of Continuing Operations by Segments (Fiscal 2018 vs. Fiscal 2017)
Net Revenue
The North American Staffing segment revenue decrease of $58.8 million, or 6.4%, was primarily driven by lower demand from our customers in our professional and administrative and office job categories. This decrease was partially offset by a 12.3% increase in direct hire and conversion revenue. Year-over-year decrease in total revenue improved from a decline of 7.6% in fiscal 2017 compared to fiscal 2016.
The International Staffing segment revenue decreased $2.4 million, or 2.0%. Excluding the positive impact of foreign currency fluctuations of $6.5 million partially offset by $2.5 million of revenue from businesses exited, International Staffing revenue declined $6.4 million, or 5.2%, primarily due to lower demand in the United Kingdom partially offset by increases in Belgium and Singapore.
The North American MSP segment revenue decrease of $6.8 million, or 18.5%, was primarily driven by lower payroll service revenue as a result of the winding down of certain customer programs partially offset by several new programs which began in fiscal 2018.
The Corporate and Other category revenue decrease of $89.9 million was primarily attributable to a $59.0 million and $23.3 million decline as a result of the sale of our quality assurance business and Maintech, respectively, in fiscal 2017. In addition, our Volt Customer Care Solutions revenue declined $7.4 million due to normal fluctuations in call center activity.
Cost of Services and Gross Margin
Cost of services in fiscal 2018 decreased $121.5 million, or 12.1%, to $885.5 million from $1,007.0 million in fiscal 2017. This decrease was primarily the result of fewer staff on assignment, consistent with the related decrease in revenues in all segments, as well as a decrease in Corporate and Other due to the sale of Maintech in March 2017 and the quality assurance business in October 2017. Gross margin as a percent of revenue in fiscal 2018 decreased to 14.8% from 15.7% in fiscal 2017. The decrease in gross margin as a percent of revenue was due in part to the sale of non-core businesses and businesses exited. Excluding these businesses, gross margin would have been 15.0% in fiscal 2017. Our North American Staffing segment margins declined slightly due to a higher mix of larger price-competitive customers and competitive pricing pressure, partially offset by a reduction in California unemployment tax rates. Our Corporate and Other margins declined as a result of higher non-billable training costs in the Volt Customer Care Solutions operating segment in fiscal 2018. These decreases in gross margin were partially offset by improved margins in North American MSP segment primarily due to a higher mix of managed service revenue.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in fiscal 2018 decreased $23.8 million, or 12.1%, to $173.3 million from $197.1 million in fiscal 2017. This decrease was primarily due to on-going cost reductions in all areas of the business including $13.8 million in labor costs due to lower headcount and $11.4 million in costs attributed to the previously-owned quality assurance and Maintech businesses as well as business exited in Taiwan. These decreases were partially offset by an increase of $2.0 million in legal and consulting fees related to corporate and cost-efficiency initiatives. In addition, fiscal 2017 included the release of a reserve related to the dissolution of the Employee Welfare Benefit Trust of $1.4 million. As a percent of revenue, these costs were 16.7% and 16.5% in fiscal 2018 and 2017, respectively. Excluding the $11.4 million from the sale of non-core businesses and businesses exited, selling, administrative and other operating costs decreased $12.4 million, or 6.7%.
Restructuring and Severance Costs
On October 16, 2018, the Company approved a restructuring plan (the “2018 Plan”) based on an organizational and process redesign intended to optimize our strategic growth initiatives and overall business performance. In connection with the 2018 Plan, we incurred a restructuring charge of $4.3 million in the fourth quarter of fiscal 2018 comprised of $1.5 million related to severance and benefit costs and $2.8 million related to facility and lease termination costs.
As previously reported, Mr. Dean departed from his role as President and Chief Executive Officer of the Company and is no longer a member of the Board of Directors. The Company and Mr. Dean subsequently executed a separation agreement, effective June 29, 2018 and we incurred related restructuring costs of $2.6 million in the third quarter of fiscal 2018.

During fiscal 2018, there were other restructuring actions taken as part of our continued efforts to reduce costs and achieve operational efficiency. We recorded severance costs of $1.3 million, primarily resulting from the elimination of certain positions.
Additionally, we incurred restructuring and severance costs of $1.4 million during fiscal 2017, under a cost reduction plan implemented in fiscal 2016 resulting primarily from a reduction in workforce, facility consolidation and lease termination costs.
Gain from Divestitures
In the fourth quarter of fiscal 2017, we completed the sale of the quality assurance business within our Technology Outsourcing Services and Solutions segment to Keywords Studio plc and recognized a gain on the sale of $48.1 million.
In the second quarter of fiscal 2017, we completed the sale of Maintech to Maintech Holdings LLC, a newly formed holding company and affiliate of Oak Lane Partners, LLC and recognized a gain on the sale of $3.9 million.
Settlement and Impairment Charges
In fiscal 2018, the Company made the decision to forgo future use of a previously purchased software, which resulted in an impairment charge of $0.5 million.
In October 2017, we entered into a settlement agreement with NewNet Communication Technologies, LLC. The settlement agreement relates to our previously disclosed sale of our Computer Systems segment pursuant to the Membership Interest Purchase Agreement. As a result of an early payment of the note in the fourth quarter of fiscal 2017, the Company recorded a settlement charge of $1.4 million.
The Company determined that a previously purchased software module will not be used as part of the new back-office financial suite, which resulted in an impairment charge of $0.3 million recorded and disclosed in the second quarter of fiscal 2017.
Other Income (Expense), net
Other expense in fiscal 2018 decreased $3.7 million, or 52.2%, to $3.3 million from $7.0 million in fiscal 2017, primarily related to non-cash net foreign exchange loss on intercompany balances and lower interest expense as a result of lower borrowing in fiscal 2018.
Income Tax Provision
Income tax provision in fiscal 2018 amounted to $1.0 million compared to $3.4 million in fiscal 2017. The provision in fiscal 2018 primarily related to locations outside of the United States, partially offset by a $1.1 million reversal of reserves on uncertain tax provisions where the statute of limitations expired during fiscal 2018. The Company continues to have a full valuation allowance on its domestic losses as it more likely than not that they will be utilized. The provision in fiscal 2017 primarily related to locations outside of the United States, partially offset by the release of $1.3 million in uncertain tax provisions related to the completion of the IRS and associated state audits. In fiscal 2017, the provision included additional state and foreign taxes from the sale of non-core businesses.
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and proceeds from our financing arrangements with DZ Bank AG Deutsche Zentral-Genossenschafsbank (“DZ Bank”) and with PNC Bank, National Association (“PNC Bank”) until the termination of the PNC Financing Program in January 2018. Borrowing capacity under these arrangements is directly impacted by the level of accounts receivable which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 15 - 45 day credit terms, with few extenuating exceptions, while our payroll and certain taxes are paid weekly.

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

•
Reinvesting in our business. We continue to execute on our company-wide initiative of disciplined reinvestment in our business including investing in an experienced industry leadership team and in our sales and recruiting process, which are critical to drive profitable growth. We also continue to invest in our information technology systems which will support our front-end recruitment and placement capabilities as well as increase efficiencies in our back-office financial suite; and

•	Deleveraging our balance sheet. By lowering our debt level, we will strengthen our balance sheet, reduce interest costs and reduce risk going forward.

Initiatives to Improve Operating Income, Cash Flows and Liquidity

We continue to make progress on several initiatives undertaken to enhance our liquidity position and shareholder value.

On January 25, 2018, we entered into a two-year $115.0 million accounts receivable securitization program with DZ Bank and exited our financing relationship with PNC Bank. The new agreement better aligns our current financing requirements with our strategic initiatives and reduces our overall borrowing costs. In addition to better pricing, the new facility has fewer restrictions on use of proceeds, which will improve available liquidity and allow us to continue to advance our capital allocation plan. Overall, the DZ Financing Program enhances our financial flexibility and debt maturity profile, while providing us with additional resources to execute our business strategy.

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

In February 2017, the IRS approved the federal portion of the IRS refund from the filing of our amended tax returns for our fiscal years 2004 through 2010 and we received $13.8 million. The remaining receivable of approximately $1.6 million primarily related to refunds as a result of the IRS audit conclusion and was received in fiscal 2018.

Entering fiscal 2019, we have significant tax benefits including federal net operating loss carryforwards of $187.5 million, U.S. state NOL carryforwards of $224.1 million and federal tax credits of $51.3 million, which are fully reserved with a valuation allowance which we will be able to utilize against future profits. We also have capital loss carryforwards of $12.9 million, which we will be able to utilize against future capital gains that may arise in the near future.

As previously discussed, we continue to add functionality to our underlying information technology systems and to improve our competitiveness in the marketplace. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability. During fiscal 2018, we also took certain restructuring actions that will improve selling, general and administrative costs by approximately $13.5 million in annualized savings. This is due in part from efficiencies gained from our information technology investment, as well as additional headcount reduction and lease termination initiatives taken under our 2018 Plan. Consistent with our ongoing strategic efforts, cost savings will be used to strengthen our operations.

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

At October 28, 2018, the Company had outstanding borrowings under the DZ Financing Program of $50.0 million, borrowing availability, as defined, under the DZ Financing Program of $38.3 million and global liquidity of $56.0 million.

On January 4, 2019, we amended the DZ Financing Program. Key changes to the amendment were to: (1) extend the term of the program to January 25, 2021; (2) revise an existing financial covenant to maintain Tangible Net Worth (as defined under the DZ Financing Program) of at least $30.0 million through fiscal 2019, which will revert back to $40.0 million in fiscal 2020; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2019; and (4) increase the eligibility threshold for obligors with payment terms in excess of 60 days from 2.5% to 10.0%, which will add flexibility and borrowing capacity for the Company. All other material terms and conditions remain substantially unchanged.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the aforementioned financial covenants. At October 28, 2018, we were in compliance with all debt covenants. We believe, based on our 2019 plan, we will continue to be able to meet our financial covenants under the amended DZ Financing Program.

The following table sets forth our cash and global liquidity levels at the end of our last fiscal five quarters:

Global Liquidity
	October 29, 2017	January 28, 2018	April 29, 2018	July 29, 2018	October 28, 2018
Cash and cash equivalents (a)	$37,077	$53,868	$34,177	$29,929	$24,763

Total outstanding debt	$50,000	$80,000	$50,000	$50,000	$50,000

Cash in banks (b) (c)	$40,685	$57,262	$26,443	$22,454	$17,685
PNC Financing Program	54,129	—	—	—	—
DZ Financing Program (d)	—	21,528	32,943	30,280	38,302
Global liquidity	94,814	78,790	59,386	52,734	55,987
Minimum liquidity threshold (e)	40,000	15,000	15,000	15,000	15,000
Available liquidity	$54,814	$63,790	$44,386	$37,734	$40,987

a.	Per financial statements.

b.	Balance generally includes outstanding checks.

c.
As of October 28, 2018, amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of October 28, 2018, the balance in the USB collections account included in the DZ Financing Program availability was $6.4 million.

d.	The DZ Financing Program excludes accounts receivable from the United Kingdom.

e.	At October 29, 2017, the minimum liquidity threshold included a borrowing base block of $35.0 million.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	For the Year Ended
(in thousands)	October 28, 2018	October 29, 2017
Net cash provided by (used in) operating activities	$(5,496)	$4,569
Net cash provided by (used in) investing activities	(3,234)	72,666
Net cash used in financing activities	(1,740)	(48,290)
Effect of exchange rate changes on cash and cash equivalents	(1,844)	1,746
Net increase (decrease) in cash and cash equivalents	$(12,314)	$30,691
Fiscal Year Ended October 28, 2018 Compared to the Fiscal Year Ended October 29, 2017
Cash Flows – Operating Activities

The net cash used in operating activities in fiscal 2018 was $5.5 million, a decrease of $10.1 million from fiscal 2017. This decrease resulted primarily from the receipt of the IRS refund of $13.8 million in fiscal 2017 and the net settlement of the NewNet note and working capital adjustment of $5.0 million in fiscal 2017, as well as the net loss in fiscal 2018 partially offset by an increase in cash provided by operating assets and liabilities, primarily from accounts receivable and accrued expenses.
Cash Flows – Investing Activities

The net cash used in investing activities in fiscal 2018 was $3.2 million, principally from the purchases of property, equipment and software of $3.6 million primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools. The net cash provided by investing activities in fiscal 2017 was $72.7 million, principally from the net proceeds from the sale of the quality assurance business of $65.9 million through October 29, 2017 and the sale of Maintech of $15.2 million, partially offset by the purchases of property, equipment and software of $9.3 million primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools.

Cash Flows – Financing Activities

The net cash used in financing activities in fiscal 2018 was $1.7 million principally from the payment of debt issuance costs of $1.5 million related to the DZ Financing Program. The net cash used in financing activities in fiscal 2017 was $48.3 million principally from the net repayment of borrowings of $47.1 million.
Financing Program

On January 25, 2018, we entered into the DZ Financing Program, a two-year $115.0 million accounts receivable securitization program with DZ Bank and exited our financing relationship (“PNC Financing Program”) with PNC Bank. While the borrowing capacity was reduced from $160.0 million under the PNC Financing Program, the new agreement increases available liquidity and provides greater financial flexibility with less restrictive financial covenants and fewer restrictions on use of proceeds, as well as reduces overall borrowing costs. The size of the DZ Financing Program may be increased with the approval of DZ Bank.

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, we may request that DZ Bank make loans from time to time to the Company that are secured by liens on those receivables.

On June 8, 2018, we amended our DZ Financing Program to modify a provision in the calculation of eligible receivables, as defined. This amendment permits us to exclude the receivables of a single large, high-quality customer from its threshold limitation, resulting in additional borrowing capacity of approximately $10.0 million.

On January 4, 2019, we amended the DZ Financing Program. Key changes to the amendment were to: (1) extend the term of the program to January 25, 2021; (2) revise an existing financial covenant to maintain Tangible Net Worth (as defined under the DZ Financing Program) of at least $30.0 million through fiscal 2019, which will revert back to $40.0 million in fiscal 2020; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2019; and (4) increase the eligibility threshold for obligors with payment terms in excess of 60 days from 2.5% to 10.0%, which will add flexibility and borrowing capacity for the Company. All other material terms and conditions remain substantially unchanged.

Loan advances may be made under the DZ Financing Program through January 25, 2021 and all loans will mature no later than July 25, 2021. Loans will accrue interest (i) with respect to loans that are funded through the issuance of commercial paper notes, at the CP rate, and (ii) otherwise, at a rate per annum equal to adjusted LIBOR. The CP rate will be based on the rates paid by the applicable lender on notes it issues to fund related loans.  Adjusted LIBOR is based on LIBOR for the applicable interest period and the rate prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirements with respect to Eurocurrency funding. If an event of default occurs, all loans shall bear interest at a rate per annum equal to the prime rate (the federal funds rate plus 3%) plus 2.5%.

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of October 28, 2018, the letter of credit participation was $25.4 million inclusive of $23.5 million for the Company’s casualty insurance program, $1.1 million for the security deposit required under certain real estate lease agreements and $0.8 million for the Company's corporate credit card program. The Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants, with such covenants being less restrictive than those under the PNC Financing Program. The agreement also contains customary default, indemnification and termination provisions.

We are subject to certain financial and portfolio performance covenants under our DZ Financing Program. At October 28, 2018, we were in compliance with all debt covenants.

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

Off-Balance Sheet Arrangements

As of October 28, 2018, we issued letters of credit against our DZ Financing Program totaling $25.4 million including of $23.5 million for the Company's casualty insurance program, $1.1 million for the security deposit required under certain lease agreements and $0.8 million for the Company’s corporate credit card program.

As of October 29, 2017, we issued letters of credit against our PNC Financing Program totaling $28.3 million inclusive of $26.9 million for the Company's casualty insurance program and $1.4 million for the security deposit required under the Orange facility lease agreement. Other than an additional letter of credit with Bank of America totaling $0.4 million, there were no other off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in fiscal 2018 and 2017 that would have affected our liquidity or the availability of or requirements for capital resources.

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

When a qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a one-step approach (“Step 1”) as we have early adopted Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. In conducting our goodwill impairment testing, we compare the fair value of the reporting unit with goodwill to the carrying value, using various valuation techniques including income (discounted cash flow) and market approaches. The Company believes the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation.

For the fiscal 2018 test performed in the second quarter, we elected to bypass the qualitative assessment and prepared a Step 1 analysis. Our Step 1 analysis used significant assumptions including expected revenue and expense growth rates, forecasted capital expenditures, working capital levels and a discount rate of 12%. Under the market-based approach significant assumptions included relevant comparable company earnings multiples including the determination of whether a premium or discount should be applied to those comparables. During the second quarter of fiscal 2018, it was determined that no adjustment to the carrying value of goodwill of $5.7 million was required as our Step 1 analysis resulted in the fair value of the reporting unit exceeding its carrying value. There were no triggering events since the annual goodwill impairment assessment that caused the Company to perform an interim impairment assessment.
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
Casualty Insurance Program
We purchase workers’ compensation insurance through mandated participation in certain state funds, and the experience-rated premiums in these state plans relieve us of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a paid loss deductible casualty insurance program for losses exceeding specified deductible levels and we are financially responsible for losses below the specified deductible limits. The casualty program is secured by a letter of credit against the Company's DZ Financing Program of $23.5 million as of October 28, 2018.
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
Market risk is the potential economic gain or loss that may result from changes in market rates and prices. In the normal course of business, the Company’s earnings, cash flows and financial position are exposed to market risks relating to the impact of interest rate changes and foreign currency exchange rate fluctuations. We limit these risks through risk management policies and procedures.
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At October 28, 2018, we had cash and cash equivalents on which interest income is earned at variable rates. At October 28, 2018, we had a long-term $115.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. We consider the use of derivative instruments to hedge interest rate risk; however, as of October 28, 2018, we did not utilize any of these instruments as they were not considered to be cost effective. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.1 million or a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.1 million in fiscal 2018.

Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar, Singapore Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar strengthened relative to many foreign currencies as of October 28, 2018 compared to October 29, 2017. Consequently, stockholders’ equity decreased by $1.8 million as a result of the foreign currency translation as of October 28, 2018.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of October 28, 2018 would result in an approximate $2.4 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of October 28, 2018 would result in an approximately $2.4 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the pages following this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of October 28, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of October 28, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Annual Report on Form 10-K does not include an audit report on internal control over financial reporting by the Company's registered public accounting firm. The Company's internal control over financial reporting was not subject to audit by the Company's registered public accounting firm pursuant to the SEC’s Exchange Act Rule 12b-2 that permits the Company to provide only management's assessment report for the year ended October 28, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting which occurred during the fiscal quarter ended October 28, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 9B.	OTHER INFORMATION

Amendment No. 2 to DZ Financing Program
On January 4, 2019, the Company entered into Amendment No. 2 to the DZ Financing Program. Key changes to the amendment were to: (1) extend the term of the program to January 25, 2021; (2) revise an existing financial covenant to maintain Tangible Net Worth (as defined under the DZ Financing Program) of at least $30.0 million through fiscal 2019, which will revert back to $40.0 million in fiscal 2020; and (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2019; (4) increase the eligibility threshold for obligors with payment terms in excess of 60 days from 2.5% to 10.0%, which will add flexibility and borrowing capacity for the Company. All other material terms and conditions remain substantially unchanged.
A copy of Amendment No. 2 is attached to this Annual Report as Exhibit 10.51, and this summary is qualified in its entirety by reference to such exhibit.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous - Available Information” in the Company’s Proxy Statement for our 2019 Annual Meeting of Shareholders (the “Proxy Statement”) or in an amendment to this Annual Report, which information is incorporated herein by reference.

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

10.8*
Employment Agreement, dated May 1, 1987, by and between the Company and Jerome Shaw (incorporated by reference to Exhibit 19.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1987; File No. 001-09232)

10.9*
Amendment to Employment Agreement, dated January 3, 1989, by and between the Company and Jerome Shaw (incorporated by reference to Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 1989; File No. 001-09232)

10.10
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2005 filed September 9, 2005; File No. 001-09232)

10.11*
Employment Agreement, dated March 23, 2015, by and between the Company and Paul Tomkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2015; File No. 001-9232)

10.12*
Separation Agreement dated June 25, 2015, by and between the Company and Ronald Kochman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2015; File No. 001-9232)

10.13*
Employment Agreement, dated June 25, 2015, by and between the Company and Michael Dean (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2015; File No. 001-9232)

10.14
Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and the Company, as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-9232)

10.15
Purchase and Sale Agreement, dated as of July 30, 2015, by and among P/S Partner Solutions, Ltd., VMC Consulting Corporation, the Company, and Volt Management Corp., as originators, the Company, as servicer, and Volt Funding Corp., as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-9232)

10.16
Purchase and Sale Agreement, dated as of August 1, 2015, by and among Volt Europe Limited and Volt Consulting Group Limited, as originators, the Company, as servicer, PNC Bank, National Association, as administrative agent, and Volt Funding Corp., as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-9232)

10.17
Purchase and Sale Agreement, dated as of July 31, 2015, by and among Volt Canada Inc., as originator, the Company, as servicer, and Volt Funding Corp., as buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 6, 2015; File No. 001-9232)

10.18*
Employment Agreement, dated October 19, 2015, between the Company and Michael Dean (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2015; File No. 001-9232)

10.19
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006 filed January 12, 2007; File No. 001-09232)

10.20
Amendment No. 1, dated as of January 5, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and the Company, as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2016; File No. 001-9232)

10.21
Amendment No. 2, dated as of July 29, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2016; File No. 001-9232)

10.22
Amendment No. 3, dated as of September 6, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016 filed September 9, 2016; File No. 001-9232)

10.23
Amendment No. 4, dated as of October 28, 2016, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2016; File No. 001-9232)

10.24
Amendment No. 5, dated as of January 6, 2017, to the Receivables Financing Agreement dated as of July 30, 2015 and Amendment No. 1 to Performance Guaranty, dated as of January 5, 2016, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016 filed January 12, 2017; File No. 001-9232)

10.25
Loan and Security Agreement, dated as of February 17, 2016, between Maintech, Incorporated, as Borrower, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2016; File No. 001-9232)

10.26
Limited Guaranty Agreement, dated as of February 17, 2016, by Volt Information Sciences, Inc. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 23, 2016; File No. 001-9232)

10.27
Purchase and Sale Agreement, dated February 25, 2016, by and between Volt Orangeca Real Estate Corp. and Glassell Grand Avenue Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2016; File No. 001-9232)

10.28
Lease Agreement, dated February 25, 2016, by and between Glassell Grand Avenue Partners, LLC and Volt Information Sciences, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2016; File No. 001-9232)

10.29*
Volt Information Sciences, Inc. Deferred Compensation and Supplemental Savings Plan, amended and restated effective June 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2016 filed June 9, 2016; File No. 001-9232)

10.30*
Volt Information Sciences, Inc. Annual Incentive Plan, effective September 7, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016 filed September 9, 2016; File No. 001-9232)

10.31*
First Amendment, dated January 27, 2017, to the Employment Agreement between the Company and Michael D. Dean dated October 19, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2017; File No. 001-09232)

10.32
Amendment to Loan and Security Agreement, dated as of February 17, 2017, to the Loan and Security Agreement, dated as of February 17, 2016, between Maintech, Incorporated, as Borrower, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2017; File No. 001-09232)

10.33*
Amended and Restated Employment Agreement by and between the Company and Jerome Shaw, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2017; File No. 001-09232)

10.34
Transition Services Agreement, dated as of March 6, 2017, entered into by and between Volt Information Sciences, Inc. and Maintech, Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2017; File No. 001-09232)

10.35*
Employment Agreement, dated as of June 12, 2017, between the Company and Leonard Naujokas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2017; File No. 001-09232)

10.36
Amendment No. 7, dated as of July 14, 2017, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017; File No. 001-09232)

10.37
Amendment No. 8, dated as of August 25, 2017, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2017; File No. 001-09232)

10.38
Amendment No. 9, dated as of October 16, 2017, to the Receivables Financing Agreement, dated as of July 30, 2015, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, the persons from time to time party thereto as lenders and letter of credit participants, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 20, 2017; File No. 001-09232)

10.39
Assignment and Consent, dated as of October 20, 2017, entered into by and among Volt Funding Corp., Volt Information Sciences, Inc., P/S Partner Solutions, Ltd., Volt Management Corp., VMC Consulting Corporation, Volt Canada Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 30, 2017; File No. 001-09232)

10.40
Amendment No. 10, dated as of January 11, 2018, to the Receivables Financing Agreement dated as of July 30, 2015 and Reaffirmation of the Performance Guaranty, by and among Volt Funding Corp., as borrower, PNC Bank, National Association, as letter of credit bank and administrative agent, and Volt Information Sciences, Inc., as initial servicer (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2017 filed January 12, 2018; File No. 001-09232)

10.41
Receivables Loan and Security Agreement, dated as of January 25, 2018, by and among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2018; File No. 001-9232)

10.42
Receivables Purchase and Sale Agreement, dated as of January 25, 2018, among Volt Management Corp. and P/S Partner Solutions, Ltd., as originators, Volt Information Sciences, Inc. and Volt Funding II, LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2018; File No. 001-9232)

10.43
Limited Guaranty, dated as of January 25, 2018, by Volt Information Sciences, Inc. in favor of DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2018; File No. 001-9232)

10.44*
Employment Agreement, dated February 12, 2018, between the Company and Linda Perneau (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed March 7, 2018; File No. 001-09232)

10.45
Amendment No. 1, dated June 8, 2018, to the Receivables Loan and Security Agreement, dated as of January 25, 2018, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, Autobahn Funding Company LLC, as conduit lender, the other lenders party thereto, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2018 filed September 7, 2018; File No. 001-09232)

10.46*
Separation Agreement by and between Volt Information Sciences, Inc. and Michael D. Dean, dated as of June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2018; File No. 001-9232)

10.47*
Volt Information Sciences, Inc. Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2018; File No. 001-9232)

10.48*
Volt Information Sciences, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 19, 2018; File No. 001-9232)

10.49*
Employment Agreement, dated December 4, 2018, between the Company and Linda Perneau (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 6, 2018; File No. 001-9232)

10.50*
Separation Agreement by and between Volt Information Sciences, Inc. and Ann R. Hollins, dated as of October 12, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 6, 2018; File No. 001-9232)

10.51
Amendment No. 2, dated January 4, 2019, to the Receivables Loan and Security Agreement, dated as of January 25, 2018, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, Autobahn Funding Company LLC, as conduit lender, the other lenders party thereto, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers

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

VOLT INFORMATION SCIENCES, INC.

Date: January 9, 2019	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2019	By:	/s/ Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 9, 2019	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller and Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 9, 2019	By:	/s/ Nick S. Cyprus
Nick S. Cyprus
Chairman of the Board

Date: January 9, 2019	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2019	By:	/s/ Dana Messina
Dana Messina
Director

Date: January 9, 2019	By:	/s/ Bruce G. Goodman
Bruce G. Goodman
Director

Date: January 9, 2019	By:	/s/ William Grubbs
William Grubbs
Director

Date: January 9, 2019	By:	/s/ Laurie Siegel
Laurie Siegel
Director

Date: January 9, 2019	By:	/s/ Arnold Ursaner
Arnold Ursaner
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Volt Information Sciences, Inc. and subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries (the Company) as of October 28, 2018 and October 29, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 28, 2018 and October 29, 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1968.

New York, New York
January 9, 2019

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended
	October 28, 2018	October 29, 2017
NET REVENUE	$1,039,170	$1,194,436
Cost of services	885,492	1,007,041
GROSS MARGIN	153,678	187,395

Selling, administrative and other operating costs	173,337	197,130
Restructuring and severance costs	8,242	1,379
Gain from divestitures	—	(51,971)
Settlement and impairment charges	506	1,694
OPERATING INCOME (LOSS)	(28,407)	39,163

OTHER INCOME (EXPENSE), NET
Interest income	173	39
Interest expense	(2,765)	(3,790)
Foreign exchange gain (loss), net	403	(1,637)
Other income (expense), net	(1,131)	(1,562)
TOTAL OTHER INCOME (EXPENSE), NET	(3,320)	(6,950)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(31,727)	32,213
Income tax provision	958	3,388
INCOME (LOSS) FROM CONTINUING OPERATIONS	(32,685)	28,825

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes	—	(1,693)
NET INCOME (LOSS)	$(32,685)	$27,132

PER SHARE DATA:
Basic:
Income (loss) from continuing operations	$(1.55)	$1.38
Loss from discontinued operations	—	(0.08)
Net income (loss)	$(1.55)	$1.30
Weighted average number of shares	21,051	20,942
Diluted:
Income (loss) from continuing operations	$(1.55)	$1.37
Loss from discontinued operations	—	(0.08)
Net income (loss)	$(1.55)	$1.29
Weighted average number of shares	21,051	21,017
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended
	October 28, 2018	October 29, 2017
NET INCOME (LOSS)	$(32,685)	$27,132
Other comprehensive income (loss):
Foreign currency translation adjustments net of taxes of $0 and $0, respectively	(1,809)	5,351
Total other comprehensive income (loss)	(1,809)	5,351
COMPREHENSIVE INCOME (LOSS)	$(34,494)	$32,483
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share amounts)

	October 28, 2018	October 29, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,763	$37,077
Restricted cash	11,781	17,020
Short-term investments	3,063	3,524
Trade accounts receivable, net of allowances of $759 and $1,249, respectively	157,445	173,818
Recoverable income taxes	96	1,643
Other current assets	7,348	11,755
TOTAL CURRENT ASSETS	204,496	244,837
Other assets, excluding current portion	7,808	10,851
Property, equipment and software, net	24,392	29,121
TOTAL ASSETS	$236,696	$284,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$27,120	$24,504
Accounts payable	33,498	36,895
Accrued taxes other than income taxes	15,275	20,467
Accrued insurance and other	23,335	30,282
Short-term borrowings, including current portion of long-term debt	—	50,000
Income taxes payable	1,097	808
TOTAL CURRENT LIABILITIES	100,325	162,956
Accrued insurance and other, excluding current portion	13,478	10,828
Deferred gain on sale of real estate, excluding current portion	22,216	24,162
Income taxes payable, excluding current portion	600	1,663
Deferred income taxes	510	1,206
Long-term debt, excluding current portion, net	49,068	—
TOTAL LIABILITIES	186,197	200,815
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003; Outstanding - 21,179,068 and 21,026,253, respectively	2,374	2,374
Paid-in capital	79,057	78,645
Retained earnings	9,738	45,843
Accumulated other comprehensive loss	(7,070)	(5,261)
Treasury stock, at cost; 2,558,935 and 2,711,750 shares, respectively	(33,600)	(37,607)
TOTAL STOCKHOLDERS’ EQUITY	50,499	83,994
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,696	$284,809
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)

	Common Stock $0.10 Par Value
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE AT OCTOBER 30, 2016	23,738,003	$2,374	$76,564	$21,000	$(10,612)	$(40,361)	$48,965
Net income	—	—	—	27,132	—	—	27,132
Share-based compensation expense	—	—	2,595	—	—	—	2,595
Issuance of common stock	—	—	(514)	(2,289)	—	2,754	(49)
Other comprehensive income	—	—	—	—	5,351	—	5,351
BALANCE AT OCTOBER 29, 2017	23,738,003	2,374	78,645	45,843	(5,261)	(37,607)	83,994
Net loss	—	—	—	(32,685)	—	—	(32,685)
Share-based compensation expense	—	—	1,270	—	—	—	1,270
Issuance of common stock	—	—	(858)	(3,420)	—	4,007	(271)
Other comprehensive loss	—	—	—	—	(1,809)	—	(1,809)
BALANCE AT OCTOBER 28, 2018	23,738,003	$2,374	$79,057	$9,738	$(7,070)	$(33,600)	$50,499
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	October 28, 2018	October 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(32,685)	$27,132
Loss from discontinued operations, net of income taxes	—	(1,693)
Income (loss) from continuing operations	(32,685)	28,825

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	7,209	8,025
Provisions (release) of doubtful accounts and sales allowances	(198)	1,039
Unrealized foreign currency exchange loss	27	1,262
Settlement and impairment charges	506	1,694
Amortization of gain on sale leaseback of property	(1,944)	(1,946)
Gain (loss) from divestitures	266	(51,959)
Deferred income tax provision	24	719
Share-based compensation expense	1,270	2,755
Change in operating assets and liabilities:
Trade accounts receivable	16,735	5,928
Restricted cash	5,239	(6,673)
Other assets	5,111	6,760
Accounts payable	(3,723)	4,475
Accrued expenses and other liabilities	(4,107)	(11,072)
Income taxes	774	14,737
Net cash provided by (used in) operating activities	(5,496)	4,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	755	884
Purchases of investments	(443)	(380)
Net proceeds from divestitures	—	81,102
Proceeds from sales of property, equipment and software	19	372
Purchases of property, equipment, and software	(3,565)	(9,312)
Net cash provided by (used in) investing activities	(3,234)	72,666

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(124,696)	(77,050)
Draw-down on borrowings	124,696	30,000
Debt issuance costs	(1,469)	(1,190)
Proceeds from exercise of stock options	—	2
Withholding tax payment on vesting of restricted stock awards	(271)	(52)
Net cash used in financing activities	(1,740)	(48,290)

Effect of exchange rate changes on cash and cash equivalents	(1,844)	1,746

Net increase (decrease) in cash and cash equivalents	(12,314)	30,691

Cash and cash equivalents, beginning of year	37,077	6,386
Cash and cash equivalents, end of year	$24,763	$37,077

Cash paid during the year:
Interest	$2,765	$3,840
Income taxes	$3,341	$3,521

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

NOTE 1: Summary of Business and Significant Accounting Policies

We are a global provider of staffing services (traditional time and materials-based as well as project-based). Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily administrative and light industrial (“commercial”) as well as technical, information technology and engineering (“professional”) positions. Our managed service programs (“MSP”) involves managing the procurement and on-boarding of contingent workers from multiple providers. Our customer care solutions business specializes in serving as an extension of our customers' consumer relationships and processes including collaborating with customers, from help desk inquiries to advanced technical support. We also provided quality assurance services through the date of sale of this business in October 2017. In addition, through the date of the sale of Maintech in March 2017, we provided information technology infrastructure services. Our information technology infrastructure services provided server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations.

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
The Company’s fiscal year ends on the Sunday nearest October 31st. The fiscal years 2018 and 2017 consisted of 52 weeks.

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
Revenue is generally recognized when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. For any arrangements within the scope of the multiple-deliverable guidance, a deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements.
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
Staffing Services
Revenue is primarily derived from supplying contingent staff to the Company’s customers or providing other services on a time and material basis. Contingent staff primarily consist of contingent workers working under a contract for a fixed period of time or on a specific customer project. Revenue is also derived from permanent placement services, which is generally recognized after placements are made and when the fees are not contingent upon any future event. Our technology outsourcing services, from our quality assurance business, which was sold in the fourth quarter of fiscal 2017, provided pre- and post- production development support, testing, and customer support to companies in the mobile, gaming, and technology devices industries.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

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
Cost of information technology infrastructure services consisted of the direct and indirect cost of providing non-staffing services, which include payroll and related employment taxes, benefits, materials, and equipment costs.
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
Comprehensive income (loss) is the net income (loss) of the Company combined with other changes in stockholders’ equity not involving ownership interest changes. The Company recognizes foreign currency translation as comprehensive income (loss).

(g)	Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

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
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company early-adopted and applies the method of assessing goodwill for possible impairment permitted by Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. The Company first assesses the qualitative factors for reporting units that carry goodwill. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.
When a qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a one-step approach. In conducting the goodwill impairment test, the fair value of a reporting unit is compared with its carrying amount utilizing various valuation techniques. If the fair value of the reporting unit exceeds its carrying value, then no further testing is performed. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.
The Company performs its annual impairment review of goodwill in its second fiscal quarter and when a triggering event occurs between annual impairment tests.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

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
The Company accounts for share-based awards as either equity or liability awards based upon the characteristics of each instrument. The compensation cost is measured based on the grant date fair value of the award. The fair value of liability awards is re-measured periodically based on the effect that the market condition has on these awards. The share-based compensation expense for all awards are recognized over the requisite service or performance periods as a cost in Selling, administrative and other operating costs in the Company’s Consolidated Statement of Operations. The Company has elected to account for forfeitures as they occur. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate any remaining unearned stock-based compensation cost or incur incremental cost.

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
In accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”), the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
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
As of October 28, 2018

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs for inactive markets.
The Company uses this framework for measuring fair value and disclosures about fair value measurement. The Company uses fair value measurements in areas that include: the allocation of purchase price consideration to tangible, and identifiable intangible assets; impairment testing for goodwill and long-lived assets; share-based compensation arrangements, and financial instruments. The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term borrowings under the Company’s credit facilities, approximated their fair values, due to the short-term nature of these instruments, and the fair value of the long-term debt is based on the interest rates the Company believes it could obtain for borrowings with similar terms.
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
Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The diluted earnings per share computation includes the effect of potential common shares outstanding during the period. Potential common shares include the dilutive effects of shares that would be issuable upon the exercise of outstanding "in the money" stock options and unvested restricted stock units. The dilutive impact is determined by applying the treasury stock method. Performance-based share awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied by the end of the reporting period, or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive.

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
As of October 28, 2018

(t)	Assets and Liabilities Held for Sale
The Company classifies long-lived assets (disposal group) to be sold as held for sale in accordance with ASU 2014-08, Presentation Of Financial Statements (Topic 205) And Property, Plant, And Equipment (Topic 360): Reporting Discontinued Operations And Disclosures Of Disposals Of Components Of An Entity (“ASU 2014-08“), in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset (disposal group); the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal group); an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated; the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset (disposal group) beyond one year; the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
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
Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation. Currently, the reclassifications are related to segment reporting changes.

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

New Accounting Standards Not Yet Adopted by the Company

On August 29, 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in any interim period. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. ASU 2018-15 is effective for the Company in the first quarter of fiscal 2021. The Company is currently evaluating the impact that ASU 2018-15 has upon adoption on its consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. ASU 2018-13 is effective for the Company in the first quarter of fiscal 2021. The Company does not anticipate a significant impact upon adoption.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in Topic 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, which for the Company will be the first quarter of fiscal 2020. The Company does not anticipate a significant impact upon adoption.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments are effective for annual periods beginning after December 15, 2017, which for the Company will be the first quarter of fiscal 2019. The Company does not anticipate a significant impact upon adoption based on the historical and current trend of the Company’s modifications for share-based awards, but the impact could be affected by the types of modifications, if any, at that time.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets (“ASU 2017-05”). ASU 2017-05 clarifies the scope and application of ASC 610-20 on the sale or transfer of non-financial assets and in substance non-financial assets to non-customers, including partial sales. The amendments are effective for annual reporting periods beginning after December 15, 2017, which for the Company will be the first quarter of fiscal 2019. The Company does not anticipate a significant impact upon adoption.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The amendments are effective for fiscal years beginning after December 15, 2019, which for the Company will be the first quarter of fiscal 2021. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a significant impact on its consolidated financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The FASB issued subsequent amendments to improve and clarify the implementation guidance of Topic 842. The amendments are effective for fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of fiscal 2020. The Company has preliminarily evaluated the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements on a modified retrospective basis, and currently expects that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption, which will increase the Company’s total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

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
During fiscal 2018, we made significant progress toward completing our evaluation of the potential impact that adopting the new standard will have on our consolidated financial statements. Based on our preliminary analysis, revenue from our staffing services contracts and substantially all of our other contracts with customers will continue to be recognized as the services are rendered. The Company does not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems. The primary impact is expected to be expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. As we finalize our review of current contracts with customers, accounting policies and business practices, we will continue to evaluate the impact of this guidance on our consolidated financial statements, disclosures and internal controls. Our preliminary assessments are subject to change. We expect to implement the standard with the modified retrospective approach effective October 29, 2018.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. Upon adoption, the excess tax benefits and deficiencies are recognized as income tax expense or benefit in the Consolidated Statement of Operations in the reporting period incurred. The ASU 2016-09 transition guidance requires that this election be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, net of any valuation allowance required on the deferred tax assets. Because the Company has provided a full valuation allowance against its net deferred tax assets, this adoption had no impact to the opening balance of total stockholder’s equity. The Company has elected to present the changes for excess tax benefits in the statement of cash flows prospectively and to account for forfeitures as they occur. There was no impact to the change in presentation in the statement of cash flows related to statutory tax withholding requirements since the Company has historically classified the cash paid for tax withholding as a financing activity.
All other ASUs that became effective for Volt in fiscal 2018 were not applicable to the Company at this time and therefore did not have any impact during the period.

NOTE 2: Sale of Quality Assurance and Information Technology Infrastructure Businesses

Quality Assurance Business
On October 27, 2017, the Company completed the sale of its quality assurance business within the Technology Outsourcing Services and Solutions segment to Keywords International Limited and Keywords Studios plc for a purchase price of $66.4 million, subject to a customary working capital adjustment. The gain on sale of $48.0 million was recorded in continuing operations in the Consolidated Statements of Operations for the year ended October 29, 2017. The divestiture did not meet the criteria to be presented as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). However, the disposition did represent an individually significant component of the Company’s business. The pretax income of the quality assurance business included in the Company’s Consolidated Statements of Operations prior to the disposition was $4.5 million.
Concurrently with the sale, the Company entered into a Transition Services and Asset Transfer Agreement, under which the Company continued to provide certain accounting and operational support services to the buyer, on a monthly fee-for-service basis for a period of up to six months post-closing.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

Information Technology Infrastructure Business
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
Concurrently with the sale, the Company entered into a Transition Services and Asset Transfer Agreement, under which the Company continued to provide certain accounting and operational support services to the Buyer, on a monthly fee-for-service basis for a period of up to six months post-closing. The Company and Maintech have also executed a three-year IT as a service agreement, whereby Maintech will continue to provide helpdesk and network monitoring services to the Company, similar to the services that were provided before the transaction.
NOTE 3: Discontinued Operations
On December 1, 2014, the Company completed the sale of its Computer Systems segment to NewNet Communication Technologies, LLC (“NewNet”), a Skyview Capital, LLC, portfolio company. The proceeds of the transaction were a $10.0 million note bearing interest at one half percent (0.5 percent) per year due in four years and convertible into a capital interest of up to 20% in NewNet. The note was valued at $8.4 million on the transaction date which approximated fair value. The unamortized discount for the note was $1.1 million through the settlement date.
On October 27, 2017, the Company and NewNet entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, NewNet agreed to early payment of the note for $7.5 million. The payment was offset by a $1.5 million deduction to settle the outstanding working capital adjustment and minor indemnity claims under the Membership Interest Purchase Agreement dated as of December 1, 2014 (the “Purchase Agreement”), and receivables under the transition services agreement related to the Purchase Agreement. As a result, the Company received $6.0 million on a net basis.
The early payment of the note resulted in a settlement charge of $1.4 million, which was recorded in the Consolidated Statements of Operations for the year ended October 29, 2017. The Company also incurred a working capital adjustment of $1.7 million, which was recorded as a loss on disposal in Discontinued operations in the Consolidated Statements of Operations for the year ended October 29, 2017.
The following table reconciles the major line items in the Company’s Consolidated Statements of Operations for discontinued operations (in thousands):

Year Ended
October 29, 2017
Loss from discontinued operations
Net revenue	$—
Cost of services	—
Selling, administrative and other operating costs	—
Other (income) expense, net	—
Loss from discontinued operations	—
Loss on disposal of discontinued operations	(1,693)
Loss from discontinued operations before income taxes	(1,693)
Income tax provision	—
Loss from discontinued operations that is presented in the Consolidated Statements of Operations	$(1,693)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

NOTE 4: Restricted Cash and Short-Term Investments
Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral are classified as an operating activity, as this cash is directly related to the operations of this business. At October 28, 2018 and October 29, 2017 restricted cash included $11.3 million and $15.1 million, respectively, restricted for payment to associate vendors and $0.5 million and $1.9 million, respectively, restricted for other collaterized accounts.

At October 28, 2018 and October 29, 2017, short-term investments were $3.1 million and $3.5 million, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

NOTE 5: Fair Value of Financial Instruments

The following table presents assets and liabilities measured at fair value (in thousands):

	October 28, 2018	October 29, 2017	Fair Value Hierarchy
Short-term investments	$3,063	$3,524	Level 1
Total financial assets	$3,063	$3,524
Deferred compensation plan liabilities	$3,063	$3,524	Level 1
Total financial liabilities	$3,063	$3,524
The fair value of the deferred compensation plan liabilities is based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. The deferred compensation plan liability is recorded in Accrued compensation in the Consolidated Balance Sheets.
There have been no changes in the methodology used to fair value the financial instruments as well as no transfers between levels during the fiscal years ended October 28, 2018 and October 29, 2017.

NOTE 6: Trade Accounts Receivable
Trade accounts receivable includes both billed and unbilled amounts due from customers. Billed trade receivables generally do not bear interest and are recorded at the amount invoiced less amounts for which revenue has been deferred because customer arrangements are not finalized. Unbilled receivables represent accrued revenue earned and recognized on contracts for which billings have not yet been presented to the customer. At October 28, 2018 and October 29, 2017, trade accounts receivable included unbilled receivables of $7.9 million and $12.9 million, respectively.
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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

For the years ended October 28, 2018 and October 29, 2017, the activity in the allowance accounts were as follows (in thousands):

	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year
Year Ended October 28, 2018:
Sales allowance	$895	$(190)	$—	$705
Allowance for doubtful accounts	354	(8)	(292)	54
Total	$1,249	$(198)	$(292)	$759

	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year
Year Ended October 29, 2017:
Sales allowance	$213	$682	$—	$895
Allowance for doubtful accounts	588	357	(591)	354
Total	$801	$1,039	$(591)	$1,249

NOTE 7: Property, Equipment and Software

Property, equipment and software consisted of (in thousands):

	October 28, 2018	October 29, 2017
Land and buildings	$363	$406
Machinery and equipment	31,856	32,250
Leasehold improvements	4,322	4,775
Less: Accumulated depreciation and amortization	(31,751)	(32,264)
Property and equipment	4,790	5,167
Software	94,527	94,032
Less: Accumulated amortization	(74,925)	(70,078)
Property, equipment, and software, net	$24,392	$29,121

Depreciation and amortization expense totaled $7.2 million and $8.0 million for the fiscal years ended 2018 and 2017, respectively. Depreciation and amortization is included in Cost of services and Selling, administrative and other operating costs in the Consolidated Statements of Operations.

NOTE 8: Impairment Charges

Impairment of Property, Equipment and Software

As a result of a system-wide upgrade to its operational and financial systems, the Company identified previously purchased software that will no longer be used and incurred impairment charges of $0.5 million and $0.3 million in fiscal 2018 and fiscal 2017, respectively.
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
As of October 28, 2018

2018, it was determined that no adjustment to the carrying value of goodwill of $5.7 million was required as our Step 1 analysis resulted in the fair value of the reporting unit exceeding its carrying value.
During fiscal 2018 and 2017, no adjustment to the carrying value of goodwill was required.
The following represents the change in the carrying amount of goodwill during each fiscal year (in thousands):

	International Staffing
	October 28, 2018	October 29, 2017
Aggregate goodwill acquired	$10,483	$10,483
Accumulated impairment losses	(3,733)	(3,733)
Foreign currency translation adjustment	(1,399)	(1,274)
Goodwill, net of impairment losses	$5,351	$5,476

NOTE 9: Restructuring and Severance Charges

The Company incurred total restructuring and severance costs of $8.2 million and $1.4 million for fiscal 2018 and 2017, respectively.
2018 Restructuring Plan
On October 16, 2018, the Company approved a restructuring plan (the “2018 Plan”) based on an organizational and process redesign intended to optimize the Company’s strategic growth initiatives and overall business performance. In connection with the 2018 Plan, the Company incurred a restructuring charge of $4.3 million in the fourth quarter of fiscal 2018 comprised of $1.5 million related to severance and benefit costs and $2.8 million related to facility and lease termination costs. The lease termination costs primarily consist of the differential cost between the lease obligation for the former corporate office in New York, NY and the total sublease payments to be received pursuant to a sublease agreement entered into in the fourth quarter of fiscal 2018. The 2018 Plan is expected to be completed by the Company's fiscal year end on November 3, 2019. As of October 28, 2018, the Company anticipates payments of $2.2 million and $0.6 million will be made in fiscal 2019 and 2020, respectively. The remaining $1.3 million related to facility and lease termination costs will be paid through December 2025.
Change in Executive Management
Effective June 6, 2018, Mr. Dean departed from his role as President and Chief Executive Officer of the Company and is no longer a member of the Board of Directors of the Company (the “Board of Directors”). The Company and Mr. Dean subsequently executed a separation agreement, effective June 29, 2018. The Company incurred related severance costs of $2.6 million in the third quarter of fiscal 2018, which is payable over a period of 24 months.
Other Restructuring Costs
During fiscal 2018, there were other restructuring actions taken by the Company as part of its continued efforts to reduce costs and achieve operational efficiency. The Company recorded severance costs of $1.3 million, primarily resulting from the elimination of certain positions.
Additionally, the Company incurred restructuring and severance costs of $1.4 million during fiscal 2017 under a cost reduction plan implemented in fiscal 2016 resulting primarily from a reduction in workforce, facility consolidation and lease termination costs.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

The following table presents the restructuring and severance costs for the twelve months ended October 28, 2018 and October 29, 2017 (in thousands):

	Year Ended October 28, 2018
	Total	North American Staffing	International Staffing	North American MSP	Corporate & Other
Severance and benefit costs	$1,526	$401	$—	$—	$1,125
Other	2,826	428	—	—	2,398
2018 Plan	4,352	829	—	—	3,523

Severance and benefit costs	1,009	103	210	37	659
Other	246	—	118	108	20
Other	1,255	103	328	145	679

Change in Executive Management	2,635	—	—	—	2,635
Total	$8,242	$932	$328	$145	$6,837

	Year Ended October 29, 2017
	Total	North American Staffing	International Staffing	North American MSP	Corporate & Other
Severance and benefit costs	$1,301	$294	$24	$—	$983
Other	78	88	(10)	—	—
2016 Plan	$1,379	$382	$14	$—	$983
Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Consolidated Balance Sheets. Activity for the fiscal years ended October 28, 2018 and October 29, 2017 are summarized as follows (in thousands):

	October 28, 2018	October 29, 2017
Balance, beginning of year	$297	$1,653
Charged to expense	8,242	1,379
Cash payments	(2,837)	(2,735)
Ending Balance	$5,702	$297
The remaining balance at October 28, 2018 of $5.7 million, primarily related to Corporate and Other, includes $3.5 million related to the cost reduction plan implemented in fiscal 2018 and $2.2 million of other restructuring and severance charges.
NOTE 10: Accrued Insurance
(a)Casualty Insurance Program
Workers’ compensation insurance is purchased through mandated participation in certain state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability (collectively "casualty liability") is insured under a paid loss deductible casualty insurance program for losses exceeding specified deductible levels. The Company is financially responsible for losses below the specified policy deductible limits while losses incurred above the deductible limit are absorbed by the insurer. The casualty program is secured by a letter of credit against the Company's DZ Financing Program of $23.5 million as of October 28, 2018.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

The Company recognizes expense and establishes accruals for amounts estimated to be incurred up to the policy deductible, both reported and not yet reported, policy premiums and related legal and other claims administration costs. The Company develops estimates for claims, as well as claims incurred but not yet reported, using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Depending on the policy year, adjustments to final expected paid amounts are determined as of a future date, between four or five years after the end of the respective policy year or through the ultimate life of the claim. Expense recognized by the Company under its casualty insurance program amounted to $10.2 million and $9.3 million in fiscal 2018 and 2017, respectively.

(b)	Medical Insurance Programs
The Company is self-insured for a portion of its medical benefit programs for its employees. Eligible contingent staff on assignment with customers are offered medical benefits through a fully insured program administered by a third-party. Employees contribute a portion of the cost of these medical benefit programs.
The liability for the self-insured medical benefits is limited on a per claimant basis through the purchase of stop-loss insurance. The Company’s retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected claims based on statistical analysis of historical data. Amounts contributed by employees and additional amounts necessary to fund the self-insured program administered by the third party were transferred to a 501(c)(9) employee welfare benefit trust. The Company terminated the employee welfare benefit trust during October 2016. The Company records the expense associated with the expected losses, net of employee contributions, in Cost of services or Selling, administrative and other operating costs, depending on the employee’s role. Expense recognized by the Company under its self-insured medical benefit programs amounted to $4.8 million and $7.1 million in fiscal 2018 and 2017, respectively. In fiscal 2017, the expense was reduced by the release of a reserve related to the dissolution of the employee welfare benefit trust of $1.4 million.

NOTE 11: Income Taxes

Income (loss) from continuing operations before income taxes is derived from (in thousands):

	Year Ended
	October 28, 2018	October 29, 2017
U.S. Domestic	$(36,077)	$22,464
International	4,350	9,749
Income (loss) from continuing operations before income tax	$(31,727)	$32,213

Income tax provision (benefit) by taxing jurisdiction consists of (in thousands):

	Year Ended
	October 28, 2018	October 29, 2017
Current:
U.S. Federal	$(1,423)	$(1,178)
U.S. State and local	188	448
International	2,169	3,399
Total current	$934	$2,669
Deferred:
U.S. Federal	$—	$1
U.S. State and local	(2)	721
International	26	(3)
Total deferred	24	719
Income tax provision	$958	$3,388

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

The difference between the income tax provision on income (loss) and the amount computed at the U.S. federal statutory rate is due to (in thousands):

	Year Ended
	October 28, 2018	October 29, 2017
U.S. Federal statutory rate	$(7,424)	$11,275
U.S. State income tax, net of U.S. Federal tax benefits	212	419
International permanent differences	(161)	651
International tax rate differentials	1,282	(467)
U.S. tax on international income	(1,136)	3,446
General business credits	(2,400)	1,099
Meals and entertainment	64	163
Other, net	(1,108)	(387)
Change in valuation allowance for rate change	26,798	—
Change in valuation allowance for dispositions	—	(2,211)
Change in valuation allowance for deferred tax assets	(15,169)	(10,600)
Income tax provision	$958	$3,388

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	October 28, 2018	October 29, 2017
Deferred tax assets:
Net operating loss carryforwards	$55,522	$66,806
Capital loss carryforwards	3,403	5,293
U.S. federal tax credit carryforwards	51,288	48,154
Deferred income	6,366	10,251
Compensation accruals	4,305	6,276
Other, net	5,365	8,738
Total deferred tax assets	126,249	145,518
Less valuation allowance	(118,559)	(134,195)
Deferred tax assets, net	7,690	11,323

Deferred tax liabilities:
Unremitted earnings from foreign subsidiaries	2,010	3,453
Software development costs	4,884	6,403
Other, net	959	1,606
Total deferred tax liabilities	7,853	11,462
Net deferred tax asset (liability)	$(163)	$(139)

Balance sheet classification
Non-current assets	$347	$1,067
Non-current liabilities	(510)	(1,206)
Net deferred tax asset (liability)	$(163)	$(139)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

At October 28, 2018, the Company has available unused U.S. federal net operating loss (“NOL”) carryforwards of $187.5 million, U.S. state NOL carryforwards of $224.1 million, international NOL carryforwards of $9.1 million, capital loss carryforwards of $12.9 million and federal tax credits of $51.3 million. As of October 28, 2018, the U.S. federal NOL carryforwards will expire at various dates between 2031 and 2038 (with some indefinite), the U.S. state NOL carryforwards expire at various dates between 2020 and 2038, the international NOL carryforwards expire at various dates beginning in 2019 (with some indefinite), capital loss carryforwards expire between 2019 and 2022 and federal tax credits expire between 2020 and 2037. At October 28, 2018, the undistributed earnings of the Company’s non-U.S. subsidiaries are not intended to be permanently invested outside of the U.S. and therefore U.S. deferred taxes have been provided.
A valuation allowance has been recognized due to the uncertainty of realization of the loss carryforwards and other deferred tax assets. Beginning in fiscal 2010, the Company’s cumulative U.S. domestic and certain non-U.S. results for each three-year period were a loss. Accordingly, the Company recorded a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets as a non-cash charge to income tax expense. The three-year cumulative loss continued in fiscal 2018, 2017, and 2016 so the Company maintained a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets resulting in a total valuation allowance of $118.6 million and $134.2 million for fiscal 2018 and fiscal 2017, respectively. In reaching this conclusion, the Company considered the U.S. domestic demand and recent operating losses causing the Company to be in a three-year cumulative loss position. Management believes that the remaining deferred tax assets are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction-by-jurisdiction basis.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination based on the technical merits of the positions. The following table sets forth the change in the accrual for uncertain tax positions, excluding interest and penalties (in thousands):

	October 28, 2018	October 29, 2017
Balance, beginning of year	$1,495	$5,237
Add related to current year tax provision	(10)	269
Reduction for tax provision of prior years - (a)	—	(2,973)
Settlements	—	(993)
Lapse of statute of limitations	(994)	(45)
Total	$491	$1,495

(a) - As a result of the sale of the quality assurance business, the parent-subsidiary relationship between the Company and Volt Canada, Inc. no longer exists and, as such, the indemnity granted at the time of sale of approximately $3.7 million is subject to recognition under ASC 460 by the Company. This amount had previously been recognized as part of the Company’s uncertain tax positions and has been reclassified to Accrued insurance and other under ASC 460. As of October 28, 2018, the liability provision was $1.6 million.
Of the total unrecognized tax benefits at October 28, 2018 and October 29, 2017, approximately $0.5 million and $1.5 million, respectively, would affect the Company’s effective income tax rate, if and when recognized in future years. The amount accrued for related potential interest and penalties at October 28, 2018 and October 29, 2017 was $0.1 million and $0.2 million, respectively. The income tax provision for the fiscal years ended October 28, 2018 and October 29, 2017 included a reversal of reserves on uncertain tax provisions of $1.1 million and $1.3 million, respectively.
The Company is subject to taxation at the federal, state and local levels in the U.S. and in various international jurisdictions. With few exceptions, the Company is generally no longer subject to examination by the U.S. federal, state, local or non-U.S. income tax authorities for years before fiscal 2008.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (“Tax Act”) into law. The Tax Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35.0% to 21.0%, and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations.

The Tax Act reduces the U.S. statutory tax rate from 35.0% to 21.0% effective January 1, 2018. U.S. tax law required that taxpayers with a fiscal year that begins before and ends after the effective date of a rate change calculate a blended tax rate based on the pro-rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending October 28, 2018, the Company’s statutory income tax rate is 23.4%. Our statutory rate will be approximately 21.0% for the

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

fiscal year ended November 3, 2019. Other provisions under the Tax Act are not effective for us until fiscal 2019, including limitations on deductibility of executive compensation and interest, as well as a new minimum tax on Global Intangible Low-Taxed Income (“GILTI”).

The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The measurement period ended on December 22, 2018. There is no significant impact.

The Company did not record any change to its U.S. net deferred tax balances as of the enactment date since our U.S. net deferred tax assets are fully offset by a full valuation allowance. We have reduced our net deferred tax assets and corresponding valuation allowance by approximately $26.8 million for the fiscal year ended October 28, 2018.

Under the Tax Act, the Company may be subject to a Transition Tax on the untaxed foreign earnings of its foreign subsidiaries by deeming those earnings to be repatriated. Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8.0% rate. In calculating the Transition Tax, the Company must calculate the cumulative earnings and profits of each of the non-U.S. subsidiaries back to 1987. The Company has completed this computation and due to the Company’s cumulative historic foreign losses, the Company did not have an impact related to the Transition Tax. The Company also adjusted its deferred tax liability related to its unremitted earnings taking into consideration the impact of the reduced statutory rate and the Transition Tax computation. This adjustment did not have an impact on the Company’s financials as the decrease in deferred tax liability was offset by a corresponding adjustment to the Company’s valuation allowance.

NOTE 12: Real Estate Transactions

Orange, CA
In March 2016, Volt Orangeca Real Estate Corp., an indirect wholly-owned subsidiary of the Company, completed the sale of real property comprised of land and buildings with office space of approximately 191,000 square feet in Orange, California for a purchase price of $35.9 million. The Company concurrently entered into a Purchase and Sale Agreement (the “PSA”) and a Lease Agreement (the “Lease”) with Glassell Grand Avenue Partners, LLC (the “Buyer”), a limited liability company formed by Hines, a real estate investment and management firm, and funds managed by Oaktree Capital Management L.P., an investment management firm. The Buyer assigned the PSA and the Lease to Glassell Acquisitions Partners LLC, an affiliate of the Buyer, prior to the closing.
The transaction was accounted for as a sale-leaseback transaction and as an operating lease. The initial lease term is 15 years plus renewal options for two terms of five years, each based on the greater of fair market value at the time of the renewal or the base annual rent payable during the last month of the then-current term immediately preceding the extended period. The annual base rent was $2.9 million for the first year of the initial term and subsequently increases on each adjustment date by 3.0% of the then-current annual base rent. A security deposit of $2.1 million was required for the first year of the lease term which is secured by a letter of credit under the Company’s existing financing program, which was reduced to $1.4 million in the second quarter of fiscal 2017 and further reduced to $0.7 million in the second quarter of fiscal 2018. The security deposit will subsequently be reduced if certain conditions are met. Accordingly, the gain on sale of $29.4 million will be deferred and recognized in proportion to the related gross rental charges to expense over the lease term. For fiscal 2018 and 2017, the amortization was $1.9 million and $1.9 million, respectively.

NOTE 13: Debt

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
As of October 28, 2018

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

On January 25, 2018, the Company entered into a two-year $115.0 million accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschafsbank (“DZ Bank”) and exited its financing relationship with PNC Bank (“PNC Financing Program”). While the borrowing capacity was reduced from $160.0 million under the PNC Financing Program, the new agreement increases available liquidity and provides greater financial flexibility with less restrictive financial covenants and fewer restrictions on use of proceeds, as well as reduces overall borrowing costs. The size of the DZ Financing Program may be increased with the approval of DZ Bank.

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, the Company may request that DZ Bank make loans from time to time to the Company that are secured by liens on those receivables.

At October 28, 2018, the Company was subject to certain financial and portfolio performance covenants under our DZ Financing Program, including a minimum tangible net worth of $40.0 million, positive net income in fiscal year 2019, maximum debt to tangible net worth ratio of 3:1 and a minimum of $15.0 million in liquid assets, as defined. At October 28, 2018, the Company was in compliance with all debt covenants. At October 28, 2018, there was $38.3 million of borrowing availability, as defined, under the DZ Financing program.

On June 8, 2018, the Company amended its DZ Financing Program to modify a provision in the calculation of eligible receivables, as defined. This amendment permits the Company to exclude the receivables of a single large, high-quality customer from its threshold limitation, resulting in additional borrowing capacity of approximately $10.0 million.

On January 4, 2019, the Company amended the DZ Financing Program. Key changes to the amendment were to: (1) extend the term of the program to January 25, 2021; (2) revise an existing financial covenant to maintain Tangible Net Worth (as defined under the DZ Financing Program) of at least $30.0 million through fiscal 2019, which will revert back to $40.0 million in fiscal 2020; and (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2019; (4) increase the eligibility threshold for obligors with payment terms in excess of 60 days from 2.5% to 10.0%, which will add flexibility and borrowing capacity for the Company. All other material terms and conditions remain substantially unchanged.

Loan advances may be made under the DZ Financing Program through January 25, 2021 and all loans will mature no later than July 25, 2021.  Loans will accrue interest (i) with respect to loans that are funded through the issuance of commercial paper notes, at the commercial paper (“CP”) rate, and (ii) otherwise, at a rate per annum equal to adjusted LIBOR. The CP rate will be based on the rates paid by the applicable lender on notes it issues to fund related loans.  Adjusted LIBOR is based on LIBOR for the applicable interest period and the rate prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirements with respect to Eurocurrency funding. If an event of default occurs, all loans shall bear interest at a rate per annum equal to the prime rate (the federal funds rate plus 3%) plus 2.5%.

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of October 28, 2018, the letter of credit participation was $25.4 million, inclusive of $23.5 million for the Company’s casualty insurance program, $1.1 million for the security deposit required under certain real estate lease agreements and $0.8 million for the Company's corporate credit card program. The Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

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
As of October 28, 2018

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

At October 28, 2018, the Company had outstanding borrowings under the DZ Financing Program of $50.0 million, with a weighted average annual interest rate of 3.6% during fiscal 2018. At October 29, 2017, the Company had outstanding borrowings under the PNC Financing Program of $50.0 million with a weighted average annual interest rate of 3.1% during fiscal 2017, which is inclusive of certain facility fees.

Long-term debt consists of the following (in thousands):

	October 28, 2018	October 29, 2017
Financing programs	$50,000	$50,000
Less:
Current portion	—	50,000
Deferred financing fees	932	—
Total long-term debt, net	$49,068	$—

NOTE 14: Stockholders’ Equity
(a)Common Stock

Each outstanding share of common stock is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during fiscal 2018 or 2017. The holders of common stock have no preemptive or other subscription rights and there is no redemption or sinking fund provisions with respect to such shares. There is no preferred stock outstanding.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

(b)Treasury Stock

The Company issues shares out of treasury stock to satisfy stock-based compensation awards. Activity for the fiscal years ended October 28, 2018 and October 29, 2017 is summarized as follows (in thousands):

	October 28, 2018	October 29, 2017
Balance, beginning of the year	$(37,607)	$(40,361)

Shares issued for stock-based compensation awards	4,007	2,754

Ending Balance	$(33,600)	$(37,607)

(c)    Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) are as follows (in thousands):

Foreign currency gains/(losses)
Balance at October 30, 2016	$(10,612)

Other comprehensive income (loss) before reclassifications	3,614
Amounts reclassified from accumulated other comprehensive income (loss)	1,737
Current period other comprehensive income (loss)	5,351

Balance at October 29, 2017	(5,261)

Other comprehensive income (loss) before reclassifications	(1,809)
Current period other comprehensive income	(1,809)

Balance at October 28, 2018	$(7,070)

Reclassifications from Accumulated other comprehensive loss for the twelve months ended October 28, 2018 and October 29, 2017 were (in thousands):

	Year Ended		Affected Line Item in the Statement Where Net Loss is Presented
	October 28, 2018	October 29, 2017
Foreign currency translation
Sale of foreign subsidiary	$—	$(1,737)	Foreign exchange gain (loss), net
Total reclassifications, net of tax	$—	$(1,737)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

NOTE 15: Stock Compensation Plans

On June 9, 2016, the stockholders of the Company approved the 2015 Equity Incentive Plan (the “2015 Plan”), which replaced the 2006 Plan. The 2006 Plan terminated on September 5, 2016 and all of the outstanding shares granted under the 2006 Plan remain valid. The 2015 Plan was previously adopted by the Board of Directors (the “Board”) on October 19, 2015 and subsequently amended on January 13, 2016. The 2015 Plan authorizes the Board to award equity-based compensation in the form of (1) stock options, including incentive stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units (“RSUs”), (5) performance awards, (6) other stock-based awards, and (7) performance compensation awards. Subject to adjustment as provided in the 2015 Plan, up to an aggregate of 3,000,000 shares of the Company’s common stock may be issued or transferred in connection with awards granted thereunder.

For fiscal 2018, the Company granted an aggregate of 276,396 performance stock units (“PSUs”), 491,138 “RSUs” and 133,181 stock options. The grants were comprised mostly of long-term incentive awards to key employees including executive management in the third quarter of fiscal 2018. Additionally, on June 29, 2018, the Company's former chief executive officer entered into a separation agreement that included terms related to his stock-based awards. Pursuant to its terms, an aggregate of 721,731 stock options were cancelled and 159,443 RSUs and 424,710 stock options became fully vested. The options remain exercisable for 12 months following his separation from the Company on June 6, 2018.
For fiscal 2017, the Company granted an aggregate of 851,488 stock options, 248,915 RSUs and 71,311 phantom units in the form of cash-settled RSUs. This was comprised of: (i) 851,488 stock options and 175,145 RSUs granted to certain employees including executive management as long-term incentive awards, (ii) 73,770 RSUs granted to independent members of the Board as part of their annual compensation that vested immediately and (iii) 71,311 phantom units granted to certain senior management level employees.

Stock Options

The Company granted 133,181 and 851,488 stock options in fiscal 2018 and 2017, respectively. The total fair value at the grant date of these stock options was $0.2 million in fiscal 2018 and $1.6 million in fiscal 2017. The fair value of the option grants was estimated using the Black-Scholes option-pricing model, which requires estimates of key assumptions based on both historical information and management judgment regarding market factors and trends.

Determining Fair Value - Stock Options

The fair value of the option grants under both plans was estimated using the Black-Scholes option-pricing model, which requires estimates of key assumptions based on both historical information and management judgment regarding market factors and trends.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

The weighted average assumptions used to estimate the fair value of stock options for the respective fiscal years were as follows:

	Fiscal Year Ended
	October 28, 2018	October 29, 2017
Weighted-average fair value of stock option granted	$1.75	$1.83
Expected volatility	40.0%	40.0%
Expected term (in years)	6.00	6.00
Risk-free interest rate	2.73%	1.89%
Expected dividend yield	0.0%	0.0%

The grants vest in equal annual tranches over three years, provided the employees remain employed on each of those vesting dates. Compensation expense for the stock options is recognized over the vesting period. The stock options expire 10 years from the initial grant date and have a weighted average exercise price of $4.10 and $4.46 for fiscal 2018 and 2017, respectively.
The following table summarizes the transactions related to stock options:

Stock Options	Number of shares	Weighted average exercise price	Weighted average contractual life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - October 30, 2016	1,921,035	$7.70	8.23	$242
Granted	851,488	$4.46	—	$—
Exercised	(300)	$6.39	—	$—
Forfeited	(272,301)	$10.24	—	$—
Outstanding - October 29, 2017	2,499,922	$6.32	8.20	$6,051
Granted	133,181	$4.10	—	$—
Forfeited	(1,033,063)	$7.16	—	$—
Outstanding - October 28, 2018	1,600,040	$5.25	7.27	$3,126
Unvested at October 28, 2018	769,027	$—	—	$780
Exercisable at October 28, 2018	831,013	$6.46	6.08	$2,346

Restricted Stock Awards
The Company granted 491,138 and 248,915 RSUs in fiscal 2018 and 2017, respectively. The total fair value at the grant date of these RSUs was $1.6 million in fiscal 2018 and $2.7 million in fiscal 2017. For RSUs granted in the current and prior fiscal years that are classified as equity awards, the grant date fair value is measured using the closing stock price on the grant date. There are 462,683 RSUs granted in fiscal 2018 that are classified as liability-based awards. For those awards classified as a liability, the grant date fair values were determined through a Monte Carlo simulation using the following assumptions: the closing stock price on the grant date of June 14, 2018, an expected volatility of 58.3%, a risk-free interest rate of 2.67% and an expected term of three years. These liability awards are classified at fair value and re-measured periodically based on the effect that the market condition has on these awards. The liability and corresponding expense are adjusted accordingly until the awards are settled in either cash or stock at the Company’s election, with any stock settlement being subject to the Company having a sufficient number of shares available under its equity incentive plan to satisfy such awards. Any RSUs settled in cash will be capped at two times the Company’s closing stock price on the grant date, multiplied by the number of RSUs vesting.
All of the grants vest in equal annual tranches over three years, provided the employees remain employed on each of those vesting dates. The stock compensation cost is recognized over the related service periods.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

The following table summarizes the activity related to the restricted stock awards:

Restricted Stock Awards	Number of shares	Weighted average grant date fair value
Outstanding - October 30, 2016	229,733	$6.31
Granted	248,915	$4.43
Forfeited	(23,288)	$6.68
Deferred	36,885	$4.35
Vested	(153,279)	$5.57
Outstanding - October 29, 2017	338,966	$5.20
Granted	491,138	$3.23
Forfeited	(40,769)	$4.62
Vested	(206,504)	$5.33
Outstanding - October 28, 2018	582,831	$3.53

Performance Share Units
The Company granted 276,396 PSUs in fiscal 2018. The total fair value at the grant date of these PSUs in fiscal 2018 was approximately $0.9 million. These awards are classified as a liability at fair value and re-measured periodically based on the effect that the market condition has on these awards. The liability and corresponding expense are adjusted accordingly until the awards are settled. The grant date fair values were determined through a Monte Carlo simulation using the following assumptions: the closing stock price on the grant date of June 14, 2018, an expected volatility of 58.3%, a risk-free interest rate of 2.67% and an expected term of three years.
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
Upon vesting, the PSUs may be settled in either cash or stock at the Company’s election, with any stock settlement being subject to the Company having a sufficient number of shares available under its equity incentive plan to satisfy such awards. Any PSUs settled in cash will be capped at two times the Company’s closing stock price on the grant date, multiplied by the number of PSUs vesting.
The following table summarizes the activity related to the performance share units:

Performance Share Units	Number of units	Weighted average grant date fair value
Outstanding - October 29, 2017	—	$—
Granted	276,396	$3.38
Outstanding - October 28, 2018	276,396	$3.38

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

Phantom Units
In fiscal 2017, the Company granted 71,311 phantom units in the form of cash-settled RSUs to certain senior management level employees. The total fair value at the grant date was approximately $0.3 million with a weighted average fair value per unit was $4.35. The units vest in equal annual tranches over three years provided the employees remain employed on each of those vesting dates. Compensation expense is recognized over the vesting period. These awards are classified as a liability and re-measured at the end of each reporting period based on the change in fair value of one share of the Company’s common stock. The liability and corresponding expense are adjusted accordingly until the awards are settled.

The following table summarizes the activity related to the phantom units:

Phantom Units	Number of units
Outstanding - October 30, 2016	—
Granted	71,311
Forfeited	(29,507)
Outstanding - October 29, 2017	41,804
Forfeited	(18,307)
Vested	(9,836)
Outstanding - October 28, 2018	13,661

Share-based compensation expense was recognized in Selling, administrative and other operating costs in the Company’s Consolidated Statements of Operations as follows (in thousands):

	Year Ended
	October 28, 2018	October 29, 2017
Selling, administrative and other operating costs	$1,760	$2,755
Total	$1,760	$2,755
As of October 28, 2018, total unrecognized compensation expense of $2.4 million related to PSUs, stock options, RSUs and phantom units will be recognized over the remaining weighted average vesting period of 2.6 years, of which $1.6 million, $0.6 million, and $0.2 million is expected to be recognized in fiscal 2019, 2020 and 2021, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

NOTE 16: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Year Ended
	October 28, 2018	October 29, 2017
Numerator
Income (loss) from continuing operations	$(32,685)	$28,825
Loss from discontinued operations, net of income taxes	—	(1,693)
Net income (loss)	$(32,685)	$27,132

Denominator
Basic weighted average number of shares	21,051	20,942
Dilutive weighted average number of shares	21,051	21,017

Per Share Data:
Basic:
Income (loss) from continuing operations	$(1.55)	$1.38
Loss from discontinued operations, net of income taxes	—	(0.08)
Net income (loss)	$(1.55)	$1.30

Diluted:
Income (loss) from continuing operations	$(1.55)	$1.37
Loss from discontinued operations, net of income taxes	—	(0.08)
Net income (loss)	$(1.55)	$1.29

Options to purchase 1,600,040 and 2,499,922 shares of the Company’s common stock were outstanding at October 28, 2018 and October 29, 2017, respectively. Additionally, there were 545,948 and 338,968 unvested RSUs outstanding at October 28, 2018 and October 29, 2017, respectively, and 276,396 unvested PSUs outstanding at October 28, 2018.

The fiscal 2018 diluted earnings per share did not include the effect of potentially dilutive outstanding shares comprised of 97,719 RSUs, 1,600,040 of stock options and 276,936 PSUs because the effect would have been anti-dilutive. For the year ended October 29, 2017, potentially dilutive shares comprising of 51,598 RSUs and 23,550 stock options were included in the computation of diluted earnings per share. The fiscal 2017 diluted earnings per share did not include the effect of potentially dilutive outstanding shares comprised of 222,634 RSUs and 2,332,073 of stock options because the effect would have been anti-dilutive.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

NOTE 17: Commitments and Contingencies

(a)	Leases

The future minimum rental commitments as of October 28, 2018 for all non-cancelable operating leases were as follows (in thousands):

Fiscal year:	Amount
2019	$12,180
2020	9,871
2021	7,476
2022	5,888
2023	5,364
Thereafter	32,531
Total minimum payments required (a)	$73,310
(a) - Minimum payments have not been reduced by minimum sublease rentals of $6.2 million, or approximately $0.7 million annually, due in the future under noncancelable subleases.
Many of the leases also require the Company to pay and contribute to property taxes, insurance and ordinary repairs and maintenance. The lease agreements, which expire at various dates through 2031, may be subject in some cases to renewal options, early termination options or escalation clauses.
Rent expense for all operating leases in fiscal 2018 and 2017 were $16.3 million and $18.5 million, respectively.

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

NOTE 18: Subsequent Events

On November 7, 2018, Linda Perneau, interim President and Chief Executive Officer of the Company, was appointed President and Chief Executive Officer of the Company. Ms. Perneau was also appointed by the Board of Directors to serve as a director of the Company.

On November 8, 2018, the Company issued a press release stating that its Board of Directors had ended its previously announced review of strategic alternatives.

On January 4, 2019, the Company amended the DZ Financing Program. Key changes to the amendment were to: (1) extend the term of the program to January 25, 2021; (2) revise an existing financial covenant to maintain Tangible Net Worth (as defined under the DZ Financing Program) of at least $30.0 million through fiscal 2019, which will revert back to $40.0 million in 2020; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2019; and (4) increase the eligibility threshold for obligors with payment terms in excess of 60 days from 2.5% to 10.0%, which will add flexibility and borrowing capacity for the Company. All other material terms and conditions remain substantially unchanged.

NOTE 19: Segment Disclosures

We report our segment data in accordance with the provisions of ASC 280, Segment Reporting, aligning with the way the Company evaluates its business performance and manages its operations.

During the fourth quarter of fiscal 2018, in accordance with ASC 280, the Company determined that its North American Managed Service Program (“MSP”) meets the criteria to be presented as a reportable segment. To provide period over period comparability, the Company has recast the prior period North American MSP segment data to conform to the current presentation in the prior period. This change did not have any impact on the consolidated financial results for any period presented. Our current reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) North American MSP. The non-reportable businesses are combined and disclosed with corporate services under the category Corporate and Other.

The Company sold the quality assurance business from within the Technology Outsourcing Services and Solutions segment on October 27, 2017, leaving the Company's call center services as the remaining activity within that segment. The Company has renamed the operating segment Volt Customer Care Solutions and its results are now reported as part of the Corporate and Other category, as it does not meet the criteria for a reportable segment under ASC 280. To provide period over period comparability, the Company has recast the prior period Technology Outsourcing Services and Solutions segment data to conform to the current presentation within the Corporate and Other category in the prior period. This change did not have any impact on the consolidated financial results for any period presented. In addition, Corporate and Other also included our previously owned Maintech, Incorporated (“Maintech”) business in the first six months of fiscal 2017.

Segment operating income (loss) is comprised of segment net revenue less cost of services, selling, administrative and other operating costs, settlement and impairment charges and restructuring and severance costs. The Company allocates to the segments all operating costs except for costs not directly related to the operating activities such as corporate-wide general and administrative costs. These costs are not allocated because doing so would not enhance the understanding of segment operating performance and are not used by management to measure segment performance.

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Year Ended October 28, 2018
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$1,039,170	$860,544	$117,351	$29,986	$35,228	$(3,939)
Cost of services	885,492	735,050	98,640	22,637	33,104	(3,939)
Gross margin	153,678	125,494	18,711	7,349	2,124	—

Selling, administrative and other operating costs	173,337	112,459	15,986	5,571	39,321	—
Restructuring and severance costs	8,242	932	328	145	6,837	—
Settlement and impairment charges	506	—	—	—	506	—
Operating income (loss)	(28,407)	12,103	2,397	1,633	(44,540)	—
Other income (expense), net	(3,320)
Income tax provision	958
Net loss	$(32,685)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

	Year Ended October 29, 2017
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$1,194,436	$919,260	$119,762	$36,783	$125,089	$(6,458)
Cost of services	1,007,041	782,405	101,064	29,309	100,721	(6,458)
Gross margin	187,395	136,855	18,698	7,474	24,368	—

Selling, administrative and other operating costs	197,130	119,320	15,836	4,861	57,113	—
Restructuring and severance costs	1,379	382	14	—	983	—
Gain from divestitures	(51,971)	—	—	—	(51,971)	—
Settlement and impairment charges	1,694	—	—	—	1,694	—
Operating income	39,163	17,153	2,848	2,613	16,549	—
Other income (expense), net	(6,950)
Income tax provision	3,388
Net income from continuing operations	28,825
Loss from discontinued operations, net of income taxes	(1,693)
Net income	$27,132

(1) Revenues are primarily derived from Volt Customer Care Solutions. In addition, fiscal 2017 included our previously owned quality assurance business as well as our information technology infrastructure services through the date of sale of Maintech in March 2017.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions and our previously owned quality assurance business.

Assets of the Company by reportable operating segment are summarized in the following table (in thousands):

	October 28, 2018	October 29, 2017
Assets:
North American Staffing	$121,510	$128,695
International Staffing	27,765	36,773
North American MSP	20,194	28,296
Corporate & Other	67,227	91,045
Total Assets	$236,696	$284,809

Sales to external customers and long-lived assets of the Company by geographic area are as follows (in thousands):

	Year Ended
	October 28, 2018	October 29, 2017
Net Revenue:
Domestic	$916,561	$1,036,567
International, principally Europe	122,609	157,869
Total Net Revenue	$1,039,170	$1,194,436

	October 28, 2018	October 29, 2017
Long-Lived Assets:
Domestic	$23,274	$27,777
International	1,118	1,344
Total Long-Lived Assets	$24,392	$29,121

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

Capital expenditures and depreciation and amortization by the Company’s operating segments are as follows (in thousands):

	Year Ended
	October 28, 2018	October 29, 2017
Capital Expenditures:
North American Staffing	$340	$279
International Staffing	207	144
North American MSP	28	7
Corporate & Other	2,990	8,882
Total Capital Expenditures	$3,565	$9,312

Depreciation and Amortization:
North American Staffing	$464	$543
International Staffing	359	374
North American MSP	9	7
Corporate & Other	6,377	7,101
Total Depreciation and Amortization	$7,209	$8,025

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

NOTE 20: Quarterly Financial Information (unaudited)
The following tables present certain unaudited consolidated quarterly financial information for each quarter in the fiscal years ended October 28, 2018 and October 29, 2017 (in thousands, except per share amounts):

	Three Months Ended
	January 28, 2018	April 29, 2018	July 29, 2018	October 28, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUE	$253,338	$263,219	$257,808	$264,805
Cost of services	217,329	225,918	221,448	220,797
GROSS MARGIN	36,009	37,301	36,360	44,008

Selling, administrative and other operating costs	46,938	42,916	42,222	41,261
Restructuring and severance costs	518	104	3,108	4,512
Impairment charges	—	155	—	351
OPERATING LOSS	(11,447)	(5,874)	(8,970)	(2,116)

Interest income	22	47	50	54
Interest expense	(804)	(678)	(602)	(681)
Foreign exchange gain (loss), net	703	(497)	(294)	491
Other income (expense), net	(528)	(55)	(296)	(252)
LOSS BEFORE INCOME TAXES	(12,054)	(7,057)	(10,112)	(2,504)
Income tax provision (benefit)	(1,360)	630	1,306	382
NET LOSS	$(10,694)	$(7,687)	$(11,418)	$(2,886)

PER SHARE DATA:
Basic:
Loss from continuing operations	$(0.51)	$(0.37)	$(0.54)	$(0.14)
Weighted average number of shares	21,029	21,032	21,071	21,072

Diluted:
Loss from continuing operations	$(0.51)	$(0.37)	$(0.54)	$(0.14)
Weighted average number of shares	21,029	21,032	21,071	21,072

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 28, 2018

	Three Months Ended
	January 29, 2017	April 30, 2017	July 30, 2017	October 29, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUE	$313,024	$303,005	$289,924	$288,483
Cost of services	266,134	255,886	244,205	240,816
GROSS MARGIN	46,890	47,119	45,719	47,667

Selling, administrative and other operating costs	48,890	51,171	46,931	50,138
Restructuring and severance costs	624	199	249	307
Gain from divestitures	—	(3,938)	—	(48,033)
Settlement and impairment charges	—	290	—	1,404
OPERATING INCOME (LOSS)	(2,624)	(603)	(1,461)	43,851

Interest income	31	8	1	(1)
Interest expense	(889)	(899)	(977)	(1,025)
Foreign exchange gain (loss), net	127	184	(1,730)	(218)
Other income (expense), net	(599)	(311)	(277)	(375)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,954)	(1,621)	(4,444)	42,232
Income tax provision (benefit)	623	(767)	1,074	2,458
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,577)	(854)	(5,518)	39,774
Loss from discontinued operations, net of income taxes	—	—	—	(1,693)
NET INCOME (LOSS)	$(4,577)	$(854)	$(5,518)	$38,081

PER SHARE DATA:
Basic:
Income (loss) from continuing operations	$(0.22)	$(0.04)	$(0.26)	$1.90
Loss from discontinued operations	—	—	—	(0.08)
Net income (loss)	$(0.22)	$(0.04)	$(0.26)	$1.82
Weighted average number of shares	20,918	20,921	20,963	20,967

Diluted:
Income (loss) from continuing operations	$(0.22)	$(0.04)	$(0.26)	$1.90
Loss from discontinued operations	—	—	—	(0.08)
Net income (loss)	$(0.22)	$(0.04)	$(0.26)	$1.82
Weighted average number of shares	20,918	20,921	20,963	20,982