Form 10-Q
period 2019-01-27
VOLT INFORMATION SCIENCES, INC.
filed 2019-03-07
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2019

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

As of March 1, 2019, there were 21,191,030 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 27, 2019	January 28, 2018

NET REVENUE	$253,436	$253,338
Cost of services	215,737	217,329
GROSS MARGIN	37,699	36,009

EXPENSES
Selling, administrative and other operating costs	39,810	46,938
Restructuring and severance costs	59	518
OPERATING LOSS	(2,170)	(11,447)

OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(746)	(782)
Foreign exchange gain (loss), net	213	703
Other income (expense), net	(239)	(528)
TOTAL OTHER INCOME (EXPENSE), NET	(772)	(607)

LOSS BEFORE INCOME TAXES	(2,942)	(12,054)
Income tax provision (benefit)	273	(1,360)
NET LOSS	$(3,215)	$(10,694)

PER SHARE DATA:
Basic:
Net loss	$(0.15)	$(0.51)
Weighted average number of shares	21,080	21,029
Diluted:
Net loss	$(0.15)	$(0.51)
Weighted average number of shares	21,080	21,029
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	January 27, 2019	January 28, 2018

NET LOSS	$(3,215)	$(10,694)
Other comprehensive income (loss):
Foreign currency translation adjustments net of taxes of $0 and $0, respectively	158	1,404
COMPREHENSIVE LOSS	$(3,057)	$(9,290)
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	January 27, 2019	October 28, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,925	$24,763
Restricted cash and short-term investments	11,262	14,844
Trade accounts receivable, net of allowances of $31 and $759, respectively	150,339	157,445
Other current assets	6,658	7,444
TOTAL CURRENT ASSETS	201,184	204,496
Other assets, excluding current portion	7,941	7,808
Property, equipment and software, net	24,515	24,392
TOTAL ASSETS	$233,640	$236,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$25,203	$27,120
Accounts payable	26,442	33,498
Accrued taxes other than income taxes	17,218	15,275
Accrued insurance and other	25,688	23,335
Income taxes payable	1,224	1,097
TOTAL CURRENT LIABILITIES	95,775	100,325
Accrued insurance and other, excluding current portion	13,177	13,478
Deferred gain on sale of real estate, excluding current portion	21,730	22,216
Income taxes payable, excluding current portion	604	600
Deferred income taxes	509	510
Long-term debt, excluding current portion, net	54,090	49,068
TOTAL LIABILITIES	185,885	186,197
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 21,191,030 shares and 21,179,068 shares, respectively	2,374	2,374
Paid-in capital	78,909	79,057
Retained earnings	6,743	9,738
Accumulated other comprehensive loss	(6,912)	(7,070)
Treasury stock, at cost; 2,546,973 and 2,558,935 shares, respectively	(33,359)	(33,600)
TOTAL STOCKHOLDERS’ EQUITY	47,755	50,499
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,640	$236,696
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)
(unaudited)

	Three Months ended January 27, 2019
	Common Stock $0.10 Par Value		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT OCTOBER 28, 2018	23,738,003	$2,374	$79,057	$9,738	$(7,070)	$(33,600)	$50,499
Net loss	—	—	—	(3,215)	—	—	(3,215)
Share-based compensation expense	—	—	(113)	—	—	—	(113)
Issuance of common stock	—	—	(35)	(206)	—	241	—
Effect of new accounting principle	—	—	—	426	—	—	426
Other comprehensive income	—	—	—	—	158	—	158
BALANCE AT JANUARY 27, 2019	23,738,003	$2,374	$78,909	$6,743	$(6,912)	$(33,359)	$47,755

	Three Months ended January 28, 2018
	Common Stock $0.10 Par Value		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT OCTOBER 29, 2017	23,738,003	$2,374	$78,645	$45,843	$(5,261)	$(37,607)	$83,994
Net loss	—	—	—	(10,694)	—	—	(10,694)
Share-based compensation expense	—	—	435	—	—	—	435
Issuance of common stock	—	—	(10)	(40)	—	50	—
Other comprehensive income	—	—	—	—	1,404	—	1,404
BALANCE AT JANUARY 28, 2018	23,738,003	$2,374	$79,070	$35,109	$(3,857)	$(37,557)	$75,139

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	January 27, 2019	January 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,215)	$(10,694)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,603	1,852
Release of doubtful accounts and sales allowances	(22)	(102)
Unrealized foreign currency exchange loss	39	371
Amortization of gain on sale leaseback of property	(486)	(486)
Loss (gain) on dispositions of property, equipment and software	6	(1)
Share-based compensation expense	(113)	435
Change in operating assets and liabilities:
Trade accounts receivable	8,393	23,544
Other assets	768	3,038
Accounts payable	(7,123)	(7,925)
Accrued expenses and other liabilities	1,936	2,413
Income taxes	174	584
Net cash provided by operating activities	1,960	13,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	(11)	310
Purchases of investments	(58)	(219)
Proceeds from sale of property, equipment, and software	—	1
Purchases of property, equipment, and software	(1,698)	(345)
Net cash used in investing activities	(1,767)	(253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(10,000)	(79,696)
Draw-down on borrowings	15,000	109,696
Debt issuance costs	(140)	(1,327)
Net cash provided by financing activities	4,860	28,673
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(429)	112
Net increase in cash, cash equivalents and restricted cash	4,624	41,561
Cash, cash equivalents and restricted cash, beginning of period	36,544	54,097
Cash, cash equivalents and restricted cash, end of period	$41,168	$95,658

Cash paid during the period:
Interest	$801	$926
Income taxes	$146	$627

Reconciliation of cash, cash equivalents, and restricted cash:
Current assets:
Cash and cash equivalents	$32,925	$53,868
Restricted cash included in Restricted cash and short-term investments	8,243	12,094
Restricted cash as collateral for borrowings included in Restricted cash and short-term investments	—	29,696
Cash, cash equivalents and restricted cash, end of period	$41,168	$95,658
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended January 27, 2019 and January 28, 2018
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. (“Volt” or the “Company”) have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended October 28, 2018. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, are based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended October 28, 2018.
Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation.

NOTE 2: Recently Issued Accounting Pronouncements

New Accounting Standards Not Yet Adopted by the Company

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in any interim period. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. ASU 2018-15 is effective for the Company in the first quarter of fiscal 2021. The Company is currently evaluating the impact that ASU 2018-15 will have upon adoption on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. ASU 2018-13 is effective for the Company in the first quarter of fiscal 2021. The Company does not anticipate a significant impact upon adoption.
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

Recently Adopted by the Company

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company adopted this ASU in the first quarter of fiscal 2019 resulting in no significant impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets. This ASU clarifies the scope and application of Subtopic 610-20 on the sale or transfer of non-financial assets and in substance non-financial assets to non-customers, including partial sales. The Company adopted this ASU in the first quarter of fiscal 2019 resulting in no significant impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows and requires the entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this ASU retrospectively in the first quarter of fiscal 2019 resulting in no significant impact on the Company’s consolidated financial statements besides a change in presentation of restricted cash on the Consolidated Statements of Cash Flows.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. The amendments provide guidance on eight specific cash flow classification issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, corporate and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The Company adopted this ASU in the first quarter of fiscal 2019 resulting in no significant impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The FASB issued subsequent amendments to improve and clarify the implementation guidance of Topic 606. This standard was adopted by the Company in the first quarter of fiscal 2019. Please refer to Note 3. Revenue Recognition for additional disclosures.
All other ASUs that became effective for Volt in the first quarter of fiscal 2019 were not applicable to the Company at this time and therefore did not have any impact during the period.

NOTE 3: Revenue Recognition

Adoption of ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”)

As of October 29, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of October 29, 2018. Results for reporting periods beginning on October 29, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting guidance.

The cumulative impact of adopting ASC 606 resulted in an increase of $0.4 million to opening retained earnings. The impact is primarily driven by an adjustment to deferred revenue due to a change in the required criteria for defining customer contracts under the new guidance. As of and for the three months ended January 27, 2019, the consolidated financial statements were not materially impacted by the implementation of ASC 606.

Revenue Recognition

All of the Company’s revenue and trade receivables are generated from contracts with customers. Revenue is recognized when control of the promised services is transferred to the Company's customers at an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company's revenue is recorded net of any sales or other similar taxes collected from its customers.

A performance obligation is a promise in a contract to transfer a distinct service to the customer. The majority of the Company's contracts contain single performance obligations. For performance obligations that the Company satisfies over time, revenue is recognized by consistently applying a method of measuring progress toward satisfaction of that performance obligation. The Company will generally utilize an input measure of time (e.g., hours, weeks, months) of service provided, which depicts the progress toward completion of each performance obligation.

Volt generally determines the standalone selling prices based on the prices included in the customer contracts. The price as specified in its customer contracts is typically considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar customer. Certain customer contracts have variable consideration, including rebates, guarantees, credits, or other similar items that reduce the transaction price. The Company will generally estimate the variable consideration using the expected value method to predict the amount of consideration to which it will become entitled, based on the circumstances of each customer contract and historical evidence. Revenue is recognized net of variable consideration to the extent that it is probable that a significant future reversal will not occur. The Company's estimated amounts of variable consideration are not material and it does not believe that there will be significant changes to its estimates.

In certain scenarios where a third-party vendor is involved in the Company's revenue transactions with their customers, the Company will evaluate whether it is the principal or the agent in the transaction. When Volt acts as the principal, it controls the performance obligation prior to transfer of the service to the customer and reports the related consideration as gross revenues and the costs as cost of services. When Volt acts as an agent, it does not control the performance obligation prior to transfer of the service to the customer and it reports the related amounts as revenue on a net basis. The Company generally demonstrates control over the service when it is responsible for the fulfillment of services under the contract, responsible for the workers performing the service and when it has latitude in establishing pricing. Volt generally acts as an agent in its transactions within its MSP programs where the Company provides comprehensive management of its customer’s contingent workforce and receive fees based on the volume of services managed within each program. The Company is the agent in these transactions since it does not have the responsibility for the fulfillment of the services by the vendors or contractors (referred to as associate vendors). In these transactions, the Company does not control the third-party providers’ staffing services provided to the customers prior to those services being transferred to the customer.

Revenue Service Types

Staffing Services
Volt’s primary service is providing contingent (temporary) workers to its customers. These services are primarily provided through direct agreements with customers, and Volt provides these services using its employees and, in some cases, by subcontracting with other vendors of contingent workers. Volt’s costs in providing these services consist of the wages and benefits provided to the contingent workers as well as the recruiting costs, payroll department and other administrative costs. The Company recognizes revenue for its contingent staffing services over time as services are performed in an amount that reflects the consideration it expects to be entitled to in exchange for its services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The customer simultaneously receives and consumes the benefits of the services as they are provided. The Company applies the practical expedient to recognize revenue for these services over the term of the agreement commensurate to the amount it has the right to invoice the customer.

Direct Placement Services
Direct placement services include providing qualified candidates to the Company's customers to hire on a permanent basis. These services are primarily recognized at a point in time when the qualified candidate is placed and begins permanent employment which is the point that control has transferred to the customer and the Company has the right to payment for the service. Each placement is a single performance obligation under the Company’s contracts and the related consideration is typically based upon a percentage of the candidates' base salary. Direct placement revenue is recognized net of a reserve for permanent placement candidates that do not remain with the customer through the contingency period, which is typically 60 days or less. This contingency is estimated based on historical data and recorded as a refund liability.

Managed Service Programs ("MSP")
The Company's MSP program provides a comprehensive solution for delivery of contingent labor for assignment to customers including supplier and worker sourcing, selecting, qualifying, on/off-boarding, time and expense recordation, reporting and approved invoicing and payment processing procedures. Since the individual activities are not distinct, the Company accounts for these activities as a single performance obligation. The Company’s fee for these MSP services is a fixed percentage of the staffing services spend that is managed through the program. The Company recognizes revenue over time for each month of MSP services provided as the customer simultaneously receives and consumes the services it provides. The Company applies the practical expedient to recognize revenue for these services over the term of the agreement commensurate to the amount it has the right to invoice the customer.

Call Center Services
The customer care solutions business specializes in serving as an extension of its customers' relationships and processes, from help desk inquiries to advanced technical support. The Company earns a fee based upon the type, volume and level of services provided as part of the call center operations. Since the individual activities are not distinct, the Company accounts for them as a single performance obligation. The Company recognizes revenue over time as the customer simultaneously receives and consumes the services it provides. The Company applies the practical expedient to recognize revenue for these services over the term of the agreement commensurate to the amount it has the right to invoice the customer.

Disaggregation of Revenues

The following table presents our segment revenues disaggregated by service type (in thousands):

		Three Months ended January 27, 2019
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Elimination
Service Revenues:
Staffing Services	$238,733	$209,634	$24,633	$4,609	$172	$(315)
Direct Placement Services	3,353	2,214	863	702	—	(426)
Managed Service Programs	3,676	—	770	2,906	—	—
Call Center Services	7,674	—	—	—	7,674	—
	$253,436	$211,848	$26,266	$8,217	$7,846	$(741)

Geographical Markets:
Domestic	$226,154	$211,108	$—	$8,092	$7,674	$(720)
International, principally Europe	27,282	740	26,266	125	172	(21)
	$253,436	$211,848	$26,266	$8,217	$7,846	$(741)

Payment Terms

Customer payment terms vary by arrangement although payments are typically due within 15 - 45 days of invoicing. The timing between the satisfaction of the performance obligations and the payment is not significant and the Company currently does not have any significant financing components or significant payment terms.

Unsatisfied Performance Obligations

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which they will recognize revenue at the amount to which it has the right to invoice for services performed. Unsatisfied performance obligations for contracts not meeting the aforementioned criteria are immaterial.

Accounts Receivable, Contract Assets and Contract Liabilities

The Company records accounts receivable when its right to consideration becomes unconditional.As required under Topic 606, the Company changed its presentation to show this allowance as a liability, whereas under Topic 605, these receivables were recorded net of an allowance for estimated fee reversals. As of January 27, 2019, the reserve balance was $0.7 million. Contract assets primarily relate to the Company's rights to consideration for services provided that are conditional on satisfaction of future performance obligations. The Company records contract liabilities when payments are made or due prior to the related performance obligations being satisfied. The current portion of contract liabilities is included in Accrued insurance and other in our Consolidated Balance Sheets. The Company does not have any material contract assets or long-term contract liabilities as of January 27, 2019 and October 28, 2018.

The Company may incur fulfillment costs after obtaining a contract to generate a resource that will be used to provide the MSP services. These costs are related to the set up and implementation of customer specific MSP programs and are considered incremental and recoverable costs to fulfill its contract with the customer. These costs are deferred and amortized over the expected period of benefit of the MSP services provided to the customer, determined by taking into consideration its customer contracts and other relevant factors. Amortization expense is included in Selling, administrative and other operating costs on the Consolidated Statement of Operations. Deferred fulfillment costs were immaterial as of January 27, 2019.

NOTE 4: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended January 27, 2019 were (in thousands):

Foreign Currency Translation
Accumulated other comprehensive loss at October 28, 2018	$(7,070)
Other comprehensive income	158
Accumulated other comprehensive loss at January 27, 2019	$(6,912)

There were no reclassifications from accumulated other comprehensive loss for the three months ended January 27, 2019.

NOTE 5: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. At January 27, 2019 and October 28, 2018, restricted cash included $7.7 million and $11.3 million, respectively, restricted for payment to associate vendors and $0.6 million and $0.5 million, respectively, restricted for other collateral accounts.

Short-term investments were $3.0 million and $3.1 million at January 27, 2019 and October 28, 2018, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company’s provision (benefit) for income taxes primarily includes foreign jurisdictions and state taxes. The income tax provision in the first quarter of fiscal 2019 of $0.3 million was primarily related to locations outside of the United States. The income tax benefit in the first quarter of fiscal 2018 of $1.4 million was primarily due to the reversal of reserves on uncertain tax provisions that expired during the quarter. The Company’s quarterly provision (benefit) for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (“Tax Act”) into law. The Tax Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35.0% to 21.0%, and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations.

The Tax Act reduced the U.S. statutory tax rate from 35.0% to 21.0% effective January 1, 2018. U.S. tax law required that taxpayers with a fiscal year that begins before and ends after the effective date of a rate change calculate a blended tax rate based on the pro-rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending October 28, 2018, the Company’s statutory income tax rate was 23.4%. Our statutory rate is 21.0% for the fiscal year ended November 3, 2019. Other provisions now effective under the Tax Act include limitations on deductibility of executive compensation and interest, as well as a new minimum tax on Global Intangible Low-Taxed Income (“GILTI”). The Company has analyzed these provisions and there will be no material impact due to the Company's net operating loss carry-forward and valuation allowance.

The Company did not record any change to its U.S. net deferred tax balances as of the enactment date since its U.S. net deferred tax assets are fully offset by a full valuation allowance. The Company has reduced its net deferred tax assets and corresponding valuation allowance by approximately $26.8 million for the fiscal year ended October 28, 2018.

Under the Tax Act, the Company may be subject to a transition tax on the untaxed foreign earnings of its foreign subsidiaries by deeming those earnings to be repatriated (“Transition Tax”). Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8.0% rate. In calculating the Transition Tax, the Company must calculate the cumulative earnings and profits of each of the non-U.S. subsidiaries back to 1987. The Company did not have a material impact due to the Transition Tax.

NOTE 7: Debt

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

On January 25, 2018, the Company entered into a long-term $115.0 million accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral Genossenschafsbank (“DZ Bank”) and exited its financing relationship with PNC Bank (“PNC Financing Program”). While the borrowing capacity was reduced from $160.0 million under the PNC Financing Program, the new agreement increases available liquidity and provides greater financial flexibility with less restrictive financial covenants and fewer restrictions on use of proceeds, as well as reduces overall borrowing costs. The size of the DZ Financing Program may be increased with the approval of DZ Bank.

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, the Company may request that DZ Bank make loans from time to time to the Company that are secured by liens on those receivables.

On January 4, 2019, the Company amended the DZ Financing Program. Key changes of the program were to: (1) extend the term of the DZ Financing Program to January 25, 2021; (2) revise an existing financial covenant to maintain Tangible Net Worth (as defined under the DZ Financing Program) of at least $30.0 million through fiscal 2019, which will revert back to $40.0 million in fiscal 2020; and (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2019; and (4) increase the eligibility threshold for obligors with payment terms in excess of 60 days from 2.5% to 10.0%, which will add flexibility and borrowing capacity for the Company. All other material terms and conditions remain substantially unchanged. At January 27, 2019, the Company was in compliance with all debt covenants. At January 27, 2019, there was $31.1 million of borrowing availability, as defined under the DZ Financing Program.

On February 15, 2019, the Company amended the DZ Financing Program to modify certain provisions related to the calculation of reserves used to determine the Company's borrowing capacity from time to time under the DZ Financing Program. Under these new reserve calculations, the Company anticipates additional daily borrowing capacity, which will enhance overall global liquidity for the Company. This amendment took effect retroactively on January 25, 2019 and does not otherwise modify or eliminate any relevant receivables from the terms of the DZ Financing Program.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of January 27, 2019, the letter of credit participation was $24.8 million inclusive of $23.5 million for the Company’s casualty insurance program, $1.1 million for the security deposit required under certain real estate lease agreements and $0.2 million for the Company's corporate credit card program. In the first quarter of fiscal 2018, the Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

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

At January 27, 2019, the Company had outstanding borrowings under the DZ Financing Program of $55.0 million with a weighted average annual interest rate of 4.1% during the first quarter of fiscal 2019. At January 28, 2018, the Company had outstanding borrowings under the DZ Financing program of $80.0 million, which was reduced to $50.0 million in the beginning of February 2018, with a weighted average annual rate of 3.3% during the first quarter of fiscal 2018.

Long-term debt consists of the following (in thousands):

	January 27, 2019	October 28, 2018
Financing programs	$55,000	$50,000
Less:
Deferred financing fees	910	932
Total long-term debt, net	$54,090	$49,068

NOTE 8: Earnings (Loss) Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	January 27, 2019	January 28, 2018
Numerator
Net loss	$(3,215)	$(10,694)

Denominator
Basic weighted average number of shares	21,080	21,029
Diluted weighted average number of shares	21,080	21,029

Net loss per share:
Basic	$(0.15)	$(0.51)
Diluted	$(0.15)	$(0.51)

Options to purchase 1,371,856 and 2,240,846 shares of the Company’s common stock were outstanding at January 27, 2019 and January 28, 2018, respectively. Additionally, there were 445,389 unvested restricted units and 280,486 outstanding at January 27, 2019 and January 28, 2018, respectively, and 218,097 unvested performance share units outstanding at January 27, 2019. These awards were not included in the computation of diluted loss per share in the first quarter of fiscal 2019 and 2018 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

NOTE 9: Share-Based Compensation Plans

For the first quarter of fiscal 2019 and 2018, the Company recognized share-based compensation expense of $0.1 million and $0.4 million, respectively, in Selling, administrative and other operating costs in the Company’s Consolidated Statements of Operations.
Liability Awards
During fiscal 2018, the Company granted performance share units (“PSUs”) and restricted stock units (“RSUs”) that are classified as a liability at fair value and re-measured periodically based on the effect that the market condition has on these awards. The liability and corresponding expense are adjusted accordingly until the awards are settled.
The PSUs and RSUs had a total grant date fair value of approximately $0.9 million and $1.6 million, respectively. As of the first quarter ended January 27, 2019, the current fair value for these PSUs and RSUs approximate the grant date fair value of $3.38 and $3.20, respectively, which was computed using a Monte Carlo simulation.
Vesting of the PSUs is dependent on the achievement of target stock prices at the end of each of the one-year, two-year and three-year performance periods. The ending stock price is the average price of the last 20 trading days prior to and including the final day of each performance period. The payout percentages can range from 0% to 200%. The RSUs vest in equal annual tranches over three years, provided the employees remain employed with the Company on each of those vesting dates.
Upon vesting, the PSUs and RSUs may be settled in either cash or stock at the Company’s election, with any stock settlement being subject to the Company having a sufficient number of shares then available under its equity incentive plan to satisfy such awards. Any awards settled in cash will be capped at two times the Company’s closing stock price on the grant date, multiplied by the number of awards vesting.
In fiscal 2017, the Company has granted phantom units in the form of cash-settled RSUs to certain senior management level employees. The total fair value at the grant date was approximately $0.3 million with a weighted average fair value per unit of $4.35. The units vest in equal annual tranches over three years provided the employees remain employed on each of those vesting dates. These awards are classified as a liability and re-measured at the end of each reporting period based on the change in fair value of one share of the Company’s common stock. As of the first quarter ended January 27, 2019 and the fourth quarter ended October 28, 2018, 13,661 phantom units were outstanding.

Equity Awards
For RSUs granted in the prior fiscal years that are classified as equity awards, the grant date fair value is measured using the closing stock price on the grant date. For stock options granted in the prior fiscal years, the fair value of the option grants was estimated using the Black-Scholes option-pricing model. These awards vest in equal annual tranches over three years, provided the employees remain employed with the Company on each of those vesting dates.
The following tables summarizes the activities related to the Company’s share-based liability and equity awards for the three months ended January 27, 2019:

Performance Share Units	Number of	Weighted Average
	shares	Grant Date Fair Value
Outstanding at October 28, 2018	276,396	$3.38
Forfeited	(58,299)	$3.38
Outstanding at January 27, 2019	218,097	$3.38

Restricted Stock Units	Number of	Weighted Average
	shares	Grant Date Fair Value
Outstanding at October 28, 2018	582,831	$3.53
Forfeited	(88,597)	$3.66
Vested	(11,962)	$4.60
Outstanding at January 27, 2019	482,272	$3.48

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at October 28, 2018	1,600,040	$5.25	7.27	$3,126
Forfeited	(223,583)	$5.89	—	—
Expired	(4,601)	$6.01	—	—
Outstanding at January 27, 2019	1,371,856	$5.54	6.97	$2,542

For the three months ended January 27, 2019, there was no issuance of any share-based payment awards or any exercise of stock options. As of January 27, 2019, total unrecognized compensation expense of $1.6 million related to PSUs, stock options, RSUs and phantom units will be recognized over the remaining weighted average vesting period of 1.8 years, of which $0.9 million, $0.5 million, and $0.2 million is expected to be recognized in fiscal 2019, 2020 and 2021, respectively.
NOTE 10: Restructuring and Severance Charges

The Company incurred total restructuring and severance costs of $0.1 million and $0.5 million for first quarter of fiscal 2019 and 2018, respectively.
2018 Restructuring Plan
On October 16, 2018, the Company approved a restructuring plan (the “2018 Plan”) based on an organizational and process redesign intended to optimize the Company’s strategic growth initiatives and overall business performance. In connection with the 2018 Plan, the Company incurred restructuring charges comprised of severance and benefit costs and facility and lease termination costs. The 2018 Plan is expected to be completed by the Company's fiscal year end on November 3, 2019. The total costs since inception through the first quarter of fiscal 2019 are approximately $4.3 million consisting of $0.8 million in North American Staffing, $0.1 million in International Staffing and $3.4 million in Corporate and Other. As of January 27, 2019, the Company anticipates payments of $1.1 million and $0.6 million will be made in fiscal 2019 and 2020, respectively. The remaining $1.3 million related to facility and lease termination costs will be paid through December 2025.
Change in Executive Management
Effective June 6, 2018, Mr. Dean departed from his role as President and Chief Executive Officer of the Company and is no longer a member of the Board of Directors of the Company. The Company and Mr. Dean subsequently executed a separation agreement, effective June 29, 2018. The Company incurred related severance costs of $2.6 million in the third quarter of fiscal 2018, which is payable over a period of 24 months.
Other Restructuring Costs
During the first quarter of fiscal 2018, there were other restructuring actions taken by the Company as part of its continued efforts to reduce costs and achieve operational efficiency. The Company recorded severance costs of $0.5 million primarily resulting from the elimination of certain positions.
Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Consolidated Balance Sheets. Activity for the first quarter of fiscal 2019 is summarized as follows (in thousands):

January 27, 2019
Balance, beginning of year	$5,702
Charged to expense	59
Cash payments	(1,530)
Ending Balance	$4,231
The remaining balance at January 27, 2019 of $4.2 million, primarily related to Corporate and Other, includes $2.4 million related to the cost reduction plan implemented in fiscal 2018 and $1.8 million of other severance charges.
NOTE 11: Commitments and Contingencies

(a)     Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company’s loss contingencies not discussed elsewhere consist primarily of claims and legal actions arising in the normal course of business related to contingent worker employment matters in the staffing services segments. These matters are at varying stages of investigation, arbitration or adjudication. The Company has accrued for losses on individual matters that are both probable and reasonably estimable.
Estimates are based on currently available information and assumptions. Significant judgment is required in both the determination of probability and the determination of whether a matter is reasonably estimable. The Company’s estimates may change and actual expenses could differ in the future as additional information becomes available.

(b)    Other Matters

As previously disclosed in the Annual Report on Form 10-K for the year ended October 28, 2018, certain qualification failures related to nondiscrimination testing for the Company’s 401(k) plans consisting of the (1) Volt Technical Services Savings Plan and the (2) Volt Information Sciences, Inc. Savings Plan occurred during plan years prior to 2016.  The Company currently estimates that it will need to contribute approximately $0.9 million to the plans to correct the failures.  The Company does not expect to contribute any amounts to the plans to correct the failures until the Company has obtained the approval of the Internal Revenue Service regarding the method for curing the failures and the amount of the contribution.

NOTE 12: Segment Data

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

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Three Months Ended January 27, 2019
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$253,436	$211,848	$26,266	$8,217	$7,846	$(741)
Cost of services	215,737	181,685	22,138	5,918	6,737	(741)
Gross margin	37,699	30,163	4,128	2,299	1,109	—

Selling, administrative and other operating costs	39,810	26,278	3,742	1,307	8,483	—
Restructuring and severance costs	59	(2)	82	27	(48)	—
Operating income (loss)	(2,170)	3,887	304	965	(7,326)	—
Other income (expense), net	(772)
Income tax provision	273
Net loss	$(3,215)

	Three Months Ended January 28, 2018
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$253,338	$206,235	$29,579	$8,480	$10,247	$(1,203)
Cost of services	217,329	178,358	25,077	6,761	8,336	(1,203)
Gross margin	36,009	27,877	4,502	1,719	1,911	—

Selling, administrative and other operating costs	46,938	28,498	4,372	1,402	12,666	—
Restructuring and severance costs	518	5	228	52	233	—
Operating income (loss)	(11,447)	(626)	(98)	265	(10,988)	—
Other income (expense), net	(607)
Income tax benefit	(1,360)
Net loss	$(10,694)

(1) Revenues are primarily derived from Volt Customer Care Solutions.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions.

NOTE 13: Subsequent Events

On February 15, 2019, the Company amended the DZ Financing Program to modify certain provisions related to the calculation of reserves used to determine the Company’s borrowing capacity from time to time under the DZ Financing Program. Under these new reserve calculations, the Company anticipates additional daily borrowing capacity, which will enhance overall global liquidity for the Company. This amendment took effect retroactively on January 25, 2019 and does not otherwise modify or eliminate any relevant receivables from the terms of the DZ Financing Program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. This MD&A should be read in conjunction with the MD&A included in our Form 10-K for the fiscal year ended October 28, 2018, as filed with the SEC on January 9, 2019 (the “2018 Form 10-K”). References in this document to “Volt,” “Company,” “we,” “us” and “our” mean Volt Information Sciences, Inc. and our consolidated subsidiaries, unless the context requires otherwise. The statements below should also be read in conjunction with the description of the risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of the 2018 Form 10-K.

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

As of January 27, 2019, we employed approximately 19,400 people, including 17,900 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from 85 locations worldwide with approximately 88% of our revenues generated in the United States. Our principal international markets include Europe, Canada and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

Recent Developments

On February 15, 2019, we amended the DZ Financing Program to modify certain provisions related to the calculation of reserves used to determine our borrowing capacity from time to time under the DZ Financing Program. Under these new reserve calculations, we anticipate additional daily borrowing capacity, which will enhance overall global liquidity for the Company. This amendment took effect retroactively on January 25, 2019 and does not otherwise modify or eliminate any relevant receivables from the terms of the DZ Financing Program.

Consolidated Results by Segment

	Three Months Ended January 27, 2019
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$253,436	$211,848	$26,266	$8,217	$7,846	$(741)
Cost of services	215,737	181,685	22,138	5,918	6,737	(741)
Gross margin	37,699	30,163	4,128	2,299	1,109	—

Selling, administrative and other operating costs	39,810	26,278	3,742	1,307	8,483	—
Restructuring and severance costs	59	(2)	82	27	(48)	—
Operating income (loss)	(2,170)	3,887	304	965	(7,326)	—
Other income (expense), net	(772)
Income tax provision	273
Net loss	$(3,215)

	Three Months Ended January 28, 2018
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$253,338	$206,235	$29,579	$8,480	$10,247	$(1,203)
Cost of services	217,329	178,358	25,077	6,761	8,336	(1,203)
Gross margin	36,009	27,877	4,502	1,719	1,911	—

Selling, administrative and other operating costs	46,938	28,498	4,372	1,402	12,666	—
Restructuring and severance costs	518	5	228	52	233	—
Operating income (loss)	(11,447)	(626)	(98)	265	(10,988)	—
Other income (expense), net	(607)
Income tax benefit	(1,360)
Net loss	$(10,694)

(1) Revenues are primarily derived from Volt Customer Care Solutions.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions and our previously owned quality assurance business.

Results of Operations Consolidated (Q1 2019 vs. Q1 2018)

Net revenue in the first quarter of fiscal 2019 increased $0.1 million, to $253.4 million from $253.3 million in the first quarter of fiscal 2018. The revenue increase was primarily due to an increase in our North American Staffing segment of $5.6 million offset by a decrease in the remaining reporting segments of $4.3 million and the negative impact of foreign currency fluctuations of $1.2 million. Excluding the impact of foreign currency fluctuations and $0.5 million in revenue from a business exited, revenue increased $1.8 million, or 0.7%.
Operating loss in the first quarter of fiscal 2019 decreased $9.2 million, to $2.2 million from $11.4 million in the first quarter of fiscal 2018. This decrease in operating loss was primarily the result of improvements in our North American Staffing segment of $4.5 million, North American MSP segment of $0.7 million and International Staffing segment of $0.4 million. In addition, the Corporate and Other category improved $3.6 million primarily as a result of reductions in corporate support costs.

Results of Operations by Segment (Q1 2019 vs. Q1 2018)
Net Revenue
The North American Staffing segment revenue increased $5.6 million, or 2.7%, in the first quarter of fiscal 2019. The year over year increase in revenue improved from a decline of 11.1% in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

This increase was driven by increased demand from customers in our light industrial job category partially offset by decreases from customers in our professional and administrative and office job categories.
International Staffing segment revenue decreased $3.3 million, or 11.2%, in the first quarter of fiscal 2019. Excluding the impact of foreign exchange rate fluctuations of $1.2 million and $0.5 million in revenue from a business exited, revenue declined $1.6 million, or 5.8%, primarily due to lower demand in the United Kingdom offset by growth in Belgium and France.
The North American MSP segment revenue decreased $0.3 million, or 3.1%, due to the loss of several programs in early fiscal 2018 offset by new contracts and program expansions in the latter half of the year.
The Corporate and Other category revenue decrease of $2.4 million was primarily attributable to our customer care solutions revenue decline due to lower demand at our call center.
Cost of Services and Gross Margin
Cost of services in the first quarter of fiscal 2019 decreased $1.6 million, or 0.7%, to $215.7 million from $217.3 million in the first quarter of fiscal 2018. Gross margin as a percent of revenue in the first quarter of fiscal 2019 increased to 14.9% from 14.2% in the first quarter of fiscal 2018. Our North American Staffing segment margins improved as a result of a reduction in California unemployment tax rates, improved workers compensation experience and revisions to contingent worker benefit offerings partially offset by a higher mix of larger price-competitive customers and competitive pricing pressure. In addition, our North American MSP segment margins increased primarily due to a higher mix of managed service revenue. This improvement was partially offset by lower margins from our Volt Customer Care Solutions driven by lower headcount from reduced client demand as well as higher expenses due to upgraded call center equipment.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first quarter of fiscal 2019 decreased $7.1 million, or 15.2%, to $39.8 million from $46.9 million in the first quarter of fiscal 2018. The decrease was primarily due to on-going cost reductions in all areas of the business, including $3.2 million in labor costs due to lower headcount, $0.6 million in travel expenses and $0.6 million in facility related costs. In addition, legal and consulting fees were $1.1 million lower primarily related to corporate and cost-efficiency initiatives in the first quarter of fiscal 2018. As a percent of revenue, these costs were 15.7% and 18.5% in the first quarters of fiscal 2019 and 2018, respectively.
Other Income (Expense), net
Other expense in the first quarter of fiscal 2019 increased $0.2 million, or 27.2%, to $0.8 million from $0.6 million in the first quarter of fiscal 2018, related to decreased non-cash foreign exchange gains primarily on intercompany balances partially offset by lower amortization of deferred financing fees.
Income Tax Provision (Benefit)
The income tax provision of $0.3 million in the first quarter of fiscal 2019 was primarily related to locations outside of the United States. The income tax benefit of $1.4 million in the first quarter of fiscal 2018 was primarily due to the reversal of reserves on uncertain tax provisions that expired during the first quarter of fiscal 2018.

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

Entering fiscal 2019, we have significant tax benefits including federal net operating loss carryforwards of $187.5 million and U.S. state net operating loss carryforwards of $224.1 million as well as federal tax credits of $51.3 million, which are fully reserved with a valuation allowance. Such loss carryforwards and credits are available for utilization against future corporate income tax that may result from our strategic initiatives. We also have capital loss carryforwards of $12.9 million, which we will be able to utilize against potential future capital gains that may arise in the near future.

As previously noted, we continue to add functionality to our underlying information technology systems and to improve our competitiveness in the marketplace. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability. During fiscal 2018, we also took certain restructuring actions that will improve selling, general and administrative costs by approximately $13.5 million in annualized savings. This is due in part from efficiencies gained from our information technology investment, as well as additional headcount reduction and lease termination initiatives taken under our 2018 Plan. Consistent with our ongoing strategic efforts, cost savings will be used to strengthen our operations.

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

At January 27, 2019, the Company had outstanding borrowings under the DZ Financing Program of $55.0 million, borrowing availability, as defined, under the DZ Financing Program of $31.1 million and global liquidity of $54.7 million.

On January 4, 2019, we amended the DZ Financing Program. Key changes to the program were to: (1) extend the term of the program to January 25, 2021; (2) revise an existing financial covenant to maintain Tangible Net Worth (as defined under the DZ Financing Program) of at least $30.0 million through fiscal 2019, which will revert back to $40.0 million in fiscal 2020; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2019; and (4) increase the eligibility threshold for obligors with payment terms in excess of 60 days from 2.5% to 10.0%, which will add flexibility and borrowing capacity for the Company. All other material terms and conditions remain substantially unchanged.

On February 15, 2019, we amended the DZ Financing Program to modify certain provisions related to the calculation of reserves used to determine our borrowing capacity from time to time under the DZ Financing Program. Under these new reserve calculations, we anticipate additional daily borrowing capacity, which will enhance overall global liquidity for the Company. This amendment took effect retroactively on January 25, 2019 and does not otherwise modify or eliminate any relevant receivables from the terms of the DZ Financing Program.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the aforementioned financial covenants. At January 27, 2019, we were in compliance with all debt covenants. We believe, based on our 2019 plan, we will continue to be able to meet our financial covenants.

The following table sets forth our cash and global liquidity levels at the end of our last five quarters and our most recent week ended (in thousands):

Global Liquidity
	January 28, 2018	April 29, 2018	July 29, 2018	October 28, 2018	January 27, 2019
Cash and cash equivalents (a)	$53,868	$34,177	$29,929	$24,763	$32,925

Total outstanding debt	$80,000	$50,000	$50,000	$50,000	$55,000

Cash in banks (b)(c)	$57,262	$26,443	$22,454	$17,685	$23,646
DZ Financing Program (d)	21,528	32,943	30,280	38,302	31,072
Global liquidity	78,790	59,386	52,734	55,987	54,718
Minimum liquidity threshold	15,000	15,000	15,000	15,000	15,000
Available liquidity	$63,790	$44,386	$37,734	$40,987	$39,718

a.	Per financial statements.

b.	Per financial statements. Amount generally includes outstanding checks.

c.
As of January 27, 2019, amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of January 27, 2019, the balance in the USB collections account included in the DZ Financing Program availability was $7.9 million.

d.	The DZ Financing Program excludes accounts receivable from the United Kingdom.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Three Months Ended
	January 27, 2019	January 28, 2018
Net cash provided by operating activities	$1,960	$13,029
Net cash used in investing activities	(1,767)	(253)
Net cash provided by financing activities	4,860	28,673
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(429)	112
Net increase in cash, cash equivalents and restricted cash	$4,624	$41,561

Cash Flows - Operating Activities

The net cash provided by operating activities in the first three months ended January 27, 2019 was $2.0 million, a decrease of $11.0 million from net cash provided by operating activities of $13.0 million in the first three months ended January 28, 2018. This decrease resulted primarily from a lower amount of cash provided by operating assets and liabilities, primarily from accounts receivable and other assets offset by a decrease in net loss.

Cash Flows - Investing Activities

The net cash used in investing activities in the first three months ended January 27, 2019 was $1.8 million, principally for purchases of property, equipment and software of $1.7 million. The net cash used in investing activities in the first three months ended January 28, 2018 was $0.3 million for the purchases of property, equipment and software of $0.3 million.

Cash Flows - Financing Activities

The net cash provided by financing activities in the first three months ended January 27, 2019 was $4.9 million as a result of a $5.0 million net draw down of borrowings under the DZ Financing Program. The net cash provided by financing activities in the first three months ended January 28, 2018 was $28.7 million as a result of entering into the DZ Financing Program and exiting the arrangement with PNC Bank. These transactions included net borrowings of $30.0 million primarily used to temporarily collateralize letters of credit until the letters of credit were established with DZ Bank on January 31, 2018.

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

On January 4, 2019, we amended the DZ Financing Program. Key changes to the program were to: (1) extend the term of the program to January 25, 2021; (2) revise an existing financial covenant to maintain Tangible Net Worth (as defined under the DZ Financing Program) of at least $30.0 million through fiscal 2019, which will revert back to $40.0 million in fiscal 2020; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2019; and (4) increase the eligibility threshold for obligors with payment terms in excess of 60 days from 2.5% to 10.0%, which will add flexibility and borrowing capacity for the Company. All other material terms and conditions remain substantially unchanged.

On February 15, 2019, we amended the DZ Financing Program to modify certain provisions related to the calculation of reserves used to determine our borrowing capacity from time to time under the DZ Financing Program. Under these new reserve calculations, we anticipate additional daily borrowing capacity, which will enhance overall global liquidity for the Company. This amendment took effect retroactively on January 25, 2019 and does not otherwise modify or eliminate any relevant receivables from the terms of the DZ Financing Program.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of January 27, 2019, the letter of credit participation was $24.8 million inclusive of $23.5 million for the Company’s casualty insurance program, $1.1 million for the security deposit required under certain real estate lease agreements and $0.2 million for the Company's corporate credit card program. The Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants, with such covenants being less restrictive than those under the PNC Financing Program.  The agreement also contains customary default, indemnification and termination provisions.

We are subject to certain financial and portfolio performance covenants under our DZ Financing Program. At January 27, 2019, we were in compliance with all debt covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in conjunction with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 28, 2018.
Market risk is the potential economic gain or loss that may result from changes in market rates and prices. In the normal course of business, the Company’s earnings, cash flows and financial position are exposed to market risks relating to the impact of interest rate changes and foreign currency exchange rate fluctuations. We limit these risks through risk management policies and procedures.
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At January 27, 2019, we had cash and cash equivalents on which interest income is earned at variable rates. At January 27, 2019, we had a long-term $115.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.1 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.1 million in the first quarter of fiscal 2019.
Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal period balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar weakened relative to many foreign currencies as of January 27, 2019 compared to October 28, 2018. Consequently, stockholders’ equity increased by $0.2 million as a result of the foreign currency translation as of January 27, 2019.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of January 27, 2019 would result in an approximate $2.1 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of January 27, 2019 would result in an approximate $2.1 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended January 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our 2018 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2018 Form10-K, which could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the 2018 Form10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description

3.1
Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015 filed June 10, 2015; File No. 001-09232)

3.2
Amended and Restated By-Laws of the Company, as amended through September 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2017; File No. 001-9232)

10.1
Amendment No. 3 dated February 15, 2019 to the Receivables Loan and Security Agreement dated as of January 25, 2018, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2019; File No. 001-9232)

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

VOLT INFORMATION SCIENCES, INC.

Date: March 6, 2019	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2019	By:	/s/ Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 6, 2019	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller and Chief Accounting Officer (Principal Accounting Officer)