Form 10-Q
period 2019-04-28
VOLT INFORMATION SCIENCES, INC.
filed 2019-06-05
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-09232

VOLT INFORMATION SCIENCES, INC.
(Exact name of registrant as specified in its charter)

New York	13-5658129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Charles Lindbergh Boulevard, Uniondale, New York	11553
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(516) 228-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10	VISI	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes     ☐   No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒   Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 31, 2019, there were 21,211,828 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018

NET REVENUE	$252,070	$263,219	$505,506	$516,557
Cost of services	215,813	225,918	431,550	443,247
GROSS MARGIN	36,257	37,301	73,956	73,310

EXPENSES
Selling, administrative and other operating costs	38,939	42,916	78,749	89,854
Restructuring and severance costs	724	104	783	622
Impairment charge	347	155	347	155
OPERATING LOSS	(3,753)	(5,874)	(5,923)	(17,321)

OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(699)	(631)	(1,445)	(1,413)
Foreign exchange gain (loss), net	(314)	(497)	(101)	206
Other income (expense), net	(166)	(55)	(405)	(583)
TOTAL OTHER INCOME (EXPENSE), NET	(1,179)	(1,183)	(1,951)	(1,790)

LOSS BEFORE INCOME TAXES	(4,932)	(7,057)	(7,874)	(19,111)
Income tax provision (benefit)	233	630	506	(730)
NET LOSS	$(5,165)	$(7,687)	$(8,380)	$(18,381)

PER SHARE DATA:
Basic:
Net loss	$(0.24)	$(0.37)	$(0.40)	$(0.87)
Weighted average number of shares	21,082	21,032	21,081	21,030
Diluted:
Net loss	$(0.24)	$(0.37)	$(0.40)	$(0.87)
Weighted average number of shares	21,082	21,032	21,081	21,030
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018

NET LOSS	$(5,165)	$(7,687)	$(8,380)	$(18,381)
Other comprehensive income (loss):
Foreign currency translation adjustments net of taxes of $0 and $0, respectively	(179)	(947)	(21)	457
COMPREHENSIVE LOSS	$(5,344)	$(8,634)	$(8,401)	$(17,924)
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	April 28, 2019	October 28, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,689	$24,763
Restricted cash and short-term investments	9,925	14,844
Trade accounts receivable, net of allowances of $104 and $759, respectively	139,213	157,445
Other current assets	5,659	7,444
TOTAL CURRENT ASSETS	194,486	204,496
Other assets, excluding current portion	7,779	7,808
Property, equipment and software, net	24,880	24,392
TOTAL ASSETS	$227,145	$236,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$23,403	$27,120
Accounts payable	26,183	33,498
Accrued taxes other than income taxes	18,316	15,275
Accrued insurance and other	28,217	23,335
Income taxes payable	1,404	1,097
TOTAL CURRENT LIABILITIES	97,523	100,325
Accrued insurance and other, excluding current portion	10,816	13,478
Deferred gain on sale of real estate, excluding current portion	21,244	22,216
Income taxes payable, excluding current portion	608	600
Deferred income taxes	509	510
Long-term debt, excluding current portion, net	54,169	49,068
TOTAL LIABILITIES	184,869	186,197
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 21,211,828 shares and 21,179,068 shares, respectively	2,374	2,374
Paid-in capital	77,931	79,057
(Accumulated deficit) retained earnings	(656)	9,738
Accumulated other comprehensive loss	(7,091)	(7,070)
Treasury stock, at cost; 2,526,175 and 2,558,935 shares, respectively	(30,282)	(33,600)
TOTAL STOCKHOLDERS’ EQUITY	42,276	50,499
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,145	$236,696
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)
(unaudited)

	Six Months Ended April 28, 2019
	Common Stock $0.10 Par Value		Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT OCTOBER 28, 2018	23,738,003	$2,374	$79,057	$9,738	$(7,070)	$(33,600)	$50,499
Net loss	—	—	—	(3,215)	—	—	(3,215)
Share-based compensation	—	—	(113)	—	—	—	(113)
Issuance of common stock	—	—	(35)	(206)	—	241	—
Effect of new accounting principle	—	—	—	426	—	—	426
Other comprehensive income	—	—	—	—	158	—	158
BALANCE AT JANUARY 27, 2019	23,738,003	$2,374	$78,909	$6,743	$(6,912)	$(33,359)	$47,755
Net loss	—	—	—	(5,165)	—	—	(5,165)
Share-based compensation	—	—	(95)	—	—	—	(95)
Issuance of common stock	—	—	(883)	(2,234)	—	3,077	(40)
Other comprehensive loss	—	—	—	—	(179)	—	(179)
BALANCE AT APRIL 28, 2019	23,738,003	$2,374	$77,931	$(656)	$(7,091)	$(30,282)	$42,276

	Six Months Ended April 29, 2018
	Common Stock $0.10 Par Value		Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT OCTOBER 29, 2017	23,738,003	$2,374	$78,645	$45,843	$(5,261)	$(37,607)	$83,994
Net loss	—	—	—	(10,694)	—	—	(10,694)
Share-based compensation	—	—	435	—	—	—	435
Issuance of common stock	—	—	(10)	(40)	—	50	—
Other comprehensive income	—	—	—	—	1,404	—	1,404
BALANCE AT JANUARY 28, 2018	23,738,003	$2,374	$79,070	$35,109	$(3,857)	$(37,557)	$75,139
Net loss	—	—	—	(7,687)	—	—	(7,687)
Share-based compensation	—	—	557	—	—	—	557
Issuance of common stock	—	—	(80)	(119)	—	139	(60)
Other comprehensive loss	—	—	—	—	(947)	—	(947)
BALANCE AT APRIL 29, 2018	23,738,003	$2,374	$79,547	$27,303	$(4,804)	$(37,418)	$67,002

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	April 28, 2019	April 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,380)	$(18,381)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,358	3,726
Release of doubtful accounts and sales allowances	(281)	(220)
Unrealized foreign currency exchange (gain) loss	(109)	386
Impairment charges	347	155
Amortization of gain on sale leaseback of property	(972)	(972)
Loss (gain) on dispositions of property, equipment and software	6	—
Share-based compensation	(208)	992
Change in operating assets and liabilities:
Trade accounts receivable	19,316	7,855
Other assets	1,323	4,980
Accounts payable	(7,310)	3,227
Accrued expenses and other liabilities	1,978	(2,159)
Income taxes	390	889
Net cash provided by operating activities	9,458	478
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	97	460
Purchases of investments	(118)	(297)
Proceeds from sale of property, equipment, and software	—	1
Purchases of property, equipment, and software	(4,058)	(1,298)
Net cash used in investing activities	(4,079)	(1,134)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(15,000)	(109,696)
Draw-down on borrowings	20,000	109,696
Debt issuance costs	(177)	(1,411)
Withholding tax payment on vesting of restricted stock awards	(40)	(60)
Net cash provided by (used in) financing activities	4,783	(1,471)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(249)	(571)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,913	(2,698)
Cash, cash equivalents and restricted cash, beginning of period	36,544	54,097
Cash, cash equivalents and restricted cash, end of period	$46,457	$51,399

Cash paid during the period:
Interest	$1,560	$1,482
Income taxes	$216	$1,132

Reconciliation of cash, cash equivalents, and restricted cash:
Current assets:
Cash and cash equivalents	$39,689	$34,177
Restricted cash included in Restricted cash and short-term investments	6,768	17,222
Cash, cash equivalents and restricted cash, end of period	$46,457	$51,399
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended April 28, 2019 and April 29, 2018
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. (“Volt” or the “Company”) have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended October 28, 2018. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, is based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended October 28, 2018.
Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation.

NOTE 2: Recently Issued Accounting Pronouncements

New Accounting Standards Not Yet Adopted by the Company

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of Accounting Standards Codification (“ASC”) 820. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. ASU 2018-13 is effective for the Company in the first quarter of fiscal 2021. The Company does not anticipate a significant impact upon adoption.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. In April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, was issued to clarify and address certain items related to the amendments in ASU 2016-13. The amendments are effective for fiscal years beginning after December 15, 2019, which for the Company will be the first quarter of fiscal 2021. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a significant impact on its consolidated financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The amendments are effective for fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of fiscal 2020. The Company has preliminarily evaluated the impact of the pending adoption of ASU 2016-02 on its consolidated financial statements on a modified retrospective basis, and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will increase the Company’s total assets and total liabilities that the Company reports relative to such amounts prior to adoption. In addition, the Company’s deferred gain on real estate will be recognized as a cumulative-effect adjustment to equity upon adoption.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted by the Company

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in any interim period. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company early adopted this standard on a prospective basis in the second quarter of fiscal 2019. Adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company adopted this ASU in the first quarter of fiscal 2019, resulting in no significant impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets. This ASU clarifies the scope and application of Subtopic 610-20 on the sale or transfer of non-financial assets and in substance non-financial assets to non-customers, including partial sales. The Company adopted this ASU in the first quarter of fiscal 2019, resulting in no significant impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows and requires the entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this ASU retrospectively in the first quarter of fiscal 2019, resulting in no significant impact on the Company’s consolidated financial statements besides a change in the presentation of restricted cash on the Consolidated Statements of Cash Flows.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. The amendments provide guidance on eight specific cash flow classification issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, corporate and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The Company adopted this ASU in the first quarter of fiscal 2019, resulting in no significant impact on the Company’s consolidated financial statements.
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
All other ASUs that became effective for Volt in the first half of fiscal 2019 were not applicable to the Company at this time and therefore did not have any impact during the period.

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

The cumulative impact of adopting ASC 606 resulted in an increase of $0.4 million to opening retained earnings. The impact is primarily driven by an adjustment to deferred revenue due to a change in the required criteria for defining customer contracts under the new guidance. As of and for the three and six months ended April 28, 2019, the consolidated financial statements were not materially impacted by the implementation of ASC 606.

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

In certain scenarios where a third-party vendor is involved in the Company's revenue transactions with its customers, the Company will evaluate whether it is the principal or the agent in the transaction. When Volt acts as the principal, it controls the performance obligation prior to transfer of the service to the customer and reports the related consideration as gross revenues and the costs as cost of services. When Volt acts as an agent, it does not control the performance obligation prior to transfer of the service to the customer and it reports the related amounts as revenue on a net basis. The Company generally demonstrates control over the service when it is responsible for the fulfillment of services under the contract, responsible for the workers performing the service and when it has latitude in establishing pricing. Volt generally acts as an agent in its transactions within its MSP programs where the Company provides comprehensive management of its customer’s contingent workforce and receive fees based on the volume of services managed within each program. The Company is the agent in these transactions since it does not have the responsibility for the fulfillment of the services by the vendors or contractors (referred to as associate vendors). In these transactions, the Company does not control the third-party providers’ staffing services provided to the customers prior to those services being transferred to the customer.

Revenue Service Types

Staffing Services
Volt’s primary service is providing contingent (temporary) workers to its customers. These services are primarily provided through direct agreements with customers, and Volt provides these services using its employees and, in some cases, by subcontracting with other vendors of contingent workers. Volt’s costs in providing these services consist of the wages and benefits provided to the contingent workers as well as the recruiting costs, payroll department costs and other administrative costs. The Company recognizes revenue for its contingent staffing services over time as services are performed in an amount that reflects the consideration it expects to be entitled to in exchange for its services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The customer simultaneously receives and consumes the benefits of the services as they are provided. The Company applies the practical expedient to recognize revenue for these services over the term of the agreement commensurate to the amount it has the right to invoice the customer.

Direct Placement Services
Direct placement services include providing qualified candidates to the Company's customers to hire on a permanent basis. These services are primarily recognized at a point in time when the qualified candidate is placed and begins permanent employment which is the point when control has transferred to the customer and the Company has the right to payment for the service. Each placement is a single performance obligation under the Company’s contracts and the related consideration is typically based upon a percentage of the candidates' base salary. Direct placement revenue is recognized net of a reserve for permanent placement candidates that do not remain with the customer through the contingency period, which is typically 60 days or less. This contingency is estimated based on historical data and recorded as a refund liability.

Managed Service Programs ("MSP")
The Company's MSP programs provide comprehensive solutions for delivery of contingent labor for assignment to customers, including supplier and worker sourcing, selecting, qualifying, on/off-boarding, time and expense recordation, reporting and approved invoicing and payment processing procedures. Since the individual activities are not distinct, the Company accounts for these activities as a single performance obligation. The Company’s fee for these MSP services is a fixed percentage of the staffing services spend that is managed through the program. The Company recognizes revenue over time for each month of MSP services provided as the customer simultaneously receives and consumes the services it provides. The Company applies the practical expedient to recognize revenue for these services over the term of the agreement commensurate to the amount it has the right to invoice the customer.

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

Disaggregation of Revenues

The following table presents our segment revenues disaggregated by service type (in thousands):

	Three Months Ended April 28, 2019
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$239,406	$206,771	$26,953	$5,776	$174	$(268)
Direct Placement Services	3,601	2,100	1,179	674	—	(352)
Managed Service Programs	3,806	—	677	3,129	—	—
Call Center Services	5,257	—	—	—	5,257	—
	$252,070	$208,871	$28,809	$9,579	$5,431	$(620)

Geographical Markets:
Domestic	$222,146	$208,049	$—	$9,439	$5,257	$(599)
International, principally Europe	29,924	822	28,809	140	174	(21)
	$252,070	$208,871	$28,809	$9,579	$5,431	$(620)

	Six Months Ended April 28, 2019
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$478,139	$416,405	$51,586	$10,385	$346	$(583)
Direct Placement Services	6,954	4,314	2,042	1,376	—	(778)
Managed Service Programs	7,482	—	1,447	6,035	—	—
Call Center Services	12,931	—	—	—	12,931	—
	$505,506	$420,719	$55,075	$17,796	$13,277	$(1,361)

Geographical Markets:
Domestic	$448,300	$419,157	$—	$17,531	$12,931	$(1,319)
International, principally Europe	57,206	1,562	55,075	265	346	(42)
	$505,506	$420,719	$55,075	$17,796	$13,277	$(1,361)

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

Accounts Receivable, Contract Assets and Contract Liabilities

The Company records accounts receivable when its right to consideration becomes unconditional. As required under Topic 606, the Company changed its presentation to show this allowance as a liability, whereas under Topic 605, these accounts receivables were recorded net of an allowance. As of January 27, 2019 and April 28, 2019, the reserve balance was $0.7 million and $0.4 million, respectively. Contract assets primarily relate to the Company's rights to consideration for services provided that are conditional on satisfaction of future performance obligations. The Company records contract liabilities when payments are made or due prior to the related performance obligations being satisfied. The current portion of contract liabilities is included in Accrued insurance and other in our Consolidated Balance Sheets. The Company does not have any material contract assets or long-term contract liabilities as of April 28, 2019 and October 28, 2018.

The Company may incur fulfillment costs after obtaining a contract to generate a resource that will be used to provide the MSP services. These costs are related to the set up and implementation of customer specific MSP programs and are considered incremental and recoverable costs to fulfill the Company's contract with the customer. These costs are deferred and amortized over the expected period of benefit of the MSP services provided to the customer, determined by taking into consideration its customer contracts and other relevant factors. Amortization expense is included in Selling, administrative and other operating costs on the Consolidated Statements of Operations. Deferred fulfillment costs were immaterial as of April 28, 2019.

NOTE 4: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three and six months ended April 28, 2019 were (in thousands):

	Three Months Ended	Six Months Ended
	April 28, 2019
	Foreign Currency Translation
Accumulated other comprehensive loss at beginning of the period	$(6,912)	$(7,070)
Other comprehensive loss	(179)	(21)
Accumulated other comprehensive loss at April 28, 2019	$(7,091)	$(7,091)

There were no reclassifications from accumulated other comprehensive loss for the three and six months ended April 28, 2019 and April 29, 2018.

NOTE 5: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers, for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors is generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts, where contractually required. At April 28, 2019 and October 28, 2018, restricted cash included $6.2 million and $11.3 million, respectively, restricted for payment to associate vendors, and $0.5 million in both periods, respectively, restricted for other collateral accounts.

Short-term investments were $3.2 million and $3.1 million at April 28, 2019 and October 28, 2018, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company’s provision (benefit) for income taxes primarily includes foreign jurisdictions and state taxes. The income tax provision in the second quarter of fiscal 2019 and fiscal 2018 of $0.2 million and $0.6 million, respectively, were primarily related to locations outside of the United States. For the six months ended April 28, 2019, the income tax provision of $0.5 million was primarily related to locations outside of the United States. The income tax benefit in the first six months ended April 29, 2018 of $0.7 million included the reversal of reserves on uncertain tax provisions that expired. The Company’s quarterly provision (benefit) for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (“Tax Act”) into law. The Tax Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35.0% to 21.0%, and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations.

The Tax Act reduced the U.S. statutory tax rate from 35.0% to 21.0% effective January 1, 2018. U.S. tax law required that taxpayers with a fiscal year that begins before and ends after the effective date of a rate change calculate a blended tax rate based on the pro-rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending October 28, 2018, the Company’s statutory income tax rate was 23.4%. The Company's statutory rate is 21.0% for the fiscal year ended November 3, 2019. Other provisions now effective under the Tax Act include limitations on deductibility of executive compensation and interest, as well as a new minimum tax on Global Intangible Low-Taxed Income (“GILTI”). The Company has analyzed these provisions and there will be no material impact due to the Company's net operating loss carry-forward and valuation allowance.

The Company did not record any change to its U.S. net deferred tax balances as of the enactment date since its U.S. net deferred tax assets are fully offset by a full valuation allowance. The Company reduced its net deferred tax assets and corresponding valuation allowance by approximately $26.8 million for the fiscal year ended October 28, 2018.

Under the Tax Act, the Company may be subject to a transition tax on the untaxed foreign earnings of its foreign subsidiaries by deeming those earnings to be repatriated (“Transition Tax”). Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8.0% rate. In calculating the Transition Tax, the Company must calculate the cumulative earnings and profits of each of the non-U.S. subsidiaries back to 1987. The Transition Tax did not have a material impact on the Company.

NOTE 7: Debt

The Company’s primary sources of liquidity are cash flows from operations and proceeds from its financing arrangements. Both operating cash flows and borrowing capacity under the Company’s financing arrangements are directly related to the levels of accounts receivable generated by its businesses. The Company’s operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for the Company’s contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. The Company’s level of borrowing capacity under its financing arrangements increases or decreases in tandem with any change in accounts receivable based on revenue fluctuations.

The Company manages its cash flow and related liquidity on a global basis. The weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $20.0 million. The Company generally targets minimum global liquidity to be approximately 1.5 times its average weekly requirements. The Company also maintains minimum effective cash balances in foreign operations and uses a multi-currency netting and overdraft facility for its European entities to further minimize overseas cash requirements.

On January 25, 2018, the Company entered into a long-term $115.0 million accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral Genossenschafsbank (“DZ Bank”) and exited its financing relationship with PNC Bank (“PNC Financing Program”). The new agreement increases available liquidity and provides greater financial flexibility with less restrictive financial covenants and fewer restrictions on use of proceeds, as well as reduces overall borrowing costs compared to the PNC Financing Program. The size of the DZ Financing Program may be increased with the approval of DZ Bank.

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, the Company may request that DZ Bank make loans from time to time to the Company that are secured by liens on those receivables.

On June 11, 2018, the Company amended its DZ Financing Program to modify a provision in the calculation of any eligible receivable, as defined. This amendment permits the Company to exclude the receivables of a single large, high-quality customer from its threshold limitation, resulting in additional borrowing capacity of approximately $10.0 million.

On January 4, 2019, the Company amended the DZ Financing Program. Key changes of the program were to: (1) extend the term of the DZ Financing Program to January 25, 2021; (2) revise an existing financial covenant to maintain Tangible Net Worth (as defined under the DZ Financing Program) of at least $30.0 million through fiscal 2019, which will revert back to $40.0 million in fiscal 2020; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2019; and (4) increase the eligibility threshold for obligors with payment terms in excess of 60 days from 2.5% to 10.0%, which will add flexibility and borrowing capacity for the Company. All other material terms and conditions remain substantially unchanged. At April 28, 2019, the Company was in compliance with all debt covenants. At April 28, 2019, there was $22.2 million of borrowing availability, as defined under the DZ Financing Program.

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

On June 4, 2019, the Company entered into an amendment with DZ Bank to temporarily exclude the receivables due from a specific customer from the securitization pool under our DZ Financing Program for three subsequent reporting periods as of May 2019 through July 2019. This customer has experienced internal processing issues related to specific Volt purchase orders resulting in significant payment delays, which have negatively impacted the 90-Day Delinquency Rate, as defined in the DZ Financing Program. Although, this change will improve the delinquency rate, it will also temporarily decrease the Company's borrowing availability under the DZ Financing Program by approximately $2.0 - $3.0 million. These payment delays are not credit related and the Company anticipates a resolution and collection of these past due amounts no later than July 26, 2019, at which time the receivables from this customer will be added back to the securitization pool under the original terms of the agreement.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of April 28, 2019, the letter of credit participation was $24.2 million inclusive of $22.8 million for the Company’s casualty insurance program, $1.2 million for the security deposit required under certain real estate lease agreements and $0.2 million for the Company's corporate credit card program. In the first quarter of fiscal 2018, the Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

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

Until the termination date, the PNC Financing Program was secured by receivables from certain staffing services businesses in the United States and Europe that were sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. The bankruptcy-remote subsidiary’s sole business consisted of the purchase of the receivables and subsequent granting of a security interest to PNC under the program, and its assets were available first to satisfy obligations to PNC and were not available to pay creditors of the Company’s other legal entities. Borrowing capacity under the PNC Financing Program was directly impacted by the level of accounts receivable. In addition to customary representations, warranties and affirmative and negative covenants, the PNC Financing Program was subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity or performance covenants, triggering of portfolio ratio limits, or other material adverse events, as defined in the PNC Financing Program.

At April 28, 2019, the Company had outstanding borrowings under the DZ Financing Program of $55.0 million with a weighted average annual interest rate of 4.3% during the second quarter of fiscal 2019 and 4.2% for the first six months of fiscal 2019. At April 29, 2018, the Company had outstanding borrowings under the DZ Financing program of $50.0 million, with a weighted average annual rate of 3.4% during both the second quarter of fiscal 2018 and the first six months of fiscal 2018.

Long-term debt consists of the following (in thousands):

	April 28, 2019	October 28, 2018
Financing programs	$55,000	$50,000
Less:
Deferred financing fees	831	932
Total long-term debt, net	$54,169	$49,068

NOTE 8: Earnings (Loss) Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Numerator
Net loss	$(5,165)	$(7,687)	$(8,380)	$(18,381)

Denominator
Basic weighted average number of shares	21,082	21,032	21,081	21,030
Diluted weighted average number of shares	21,082	21,032	21,081	21,030

Net loss per share:
Basic	$(0.24)	$(0.37)	$(0.40)	$(0.87)
Diluted	$(0.24)	$(0.37)	$(0.40)	$(0.87)

Options to purchase 922,193 and 2,360,174 shares of the Company’s common stock were outstanding at April 28, 2019 and April 29, 2018, respectively. Additionally, there were 383,962 unvested restricted units and 300,928 outstanding at April 28, 2019 and April 29, 2018, respectively, and 176,989 unvested performance share units outstanding at April 28, 2019. These awards were not included in the computation of diluted loss per share in fiscal 2019 and 2018 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

NOTE 9: Share-Based Compensation Plans

For the three and six months ended April 28, 2019, the Company recognized share-based compensation expense of $0.6 million and $0.7 million, respectively. For the three and six months ended April 29, 2018, the Company recognized share-based compensation expense of $0.5 million and $1.0 million, respectively. These expenses are included in Selling, administrative and other operating costs in the Company’s Consolidated Statements of Operations.
Liability Awards
During fiscal 2018, the Company granted performance share units (“PSUs”) and restricted stock units (“RSUs”) that are classified as a liability at fair value, which is computed using a Monte Carlo simulation and re-measured periodically based on the effect that the market condition has on these awards. The liability and corresponding expense are adjusted accordingly until the awards are settled. As of the second quarter ended April 28, 2019, the total fair value of these PSUs and RSUs was approximately $1.0 million and $1.4 million, respectively.
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
In fiscal 2017, the Company granted phantom units in the form of cash-settled RSUs to certain senior management level employees. The total fair value at the grant date was approximately $0.3 million with a weighted average fair value per unit of $4.35. The units vest in equal annual tranches over three years, provided the employees remain employed on each of those vesting dates. These awards are classified as a liability and re-measured at the end of each reporting period based on the change in fair value of one share of the Company’s common stock. As of the second quarter ended April 28, 2019, the total fair value was $0.1 million and 12,022 phantom units were outstanding.

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
Summary of Equity and Liability Awards
The following tables summarize the activities related to the Company’s share-based liability and equity awards for the six months ended April 28, 2019:

Performance Share Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at October 28, 2018	276,396	$3.38
Forfeited	(99,407)	$3.38
Outstanding at April 28, 2019	176,989	$3.38

Restricted Stock Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at October 28, 2018	582,831	$3.53
Forfeited	(146,938)	$3.66
Vested	(15,048)	$5.13
Outstanding at April 28, 2019	420,845	$3.43

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at October 28, 2018	1,600,040	$5.25	7.27	$—
Exercised	(200,000)	$4.35	—	—
Forfeited	(302,792)	$5.54	—	—
Expired	(175,055)	$6.36	—	—
Outstanding at April 28, 2019	922,193	$5.74	7.51	$343

For the six months ended April 28, 2019, there was no issuance of any share-based payment awards. As of April 28, 2019, total unrecognized compensation expense of $1.2 million related to PSUs, stock options, RSUs and phantom units will be recognized over the remaining weighted average vesting period of 1.7 years, of which $0.4 million, $0.6 million, and $0.2 million are expected to be recognized in fiscal 2019, 2020 and 2021, respectively.
NOTE 10: Restructuring and Severance Charges

The Company incurred total restructuring and severance costs of $0.7 million and $0.1 million for the second quarter of fiscal 2019 and 2018, respectively, and $0.8 million and $0.6 million for the six months ended April 28, 2019 and April 29, 2018, respectively.
2018 Restructuring Plan
On October 16, 2018, the Company approved a restructuring plan (the “2018 Plan”) based on an organizational and process redesign intended to optimize the Company’s strategic growth initiatives and overall business performance. In connection with the 2018 Plan, the Company incurred restructuring charges comprised of severance and benefit costs and facility and lease termination costs. The 2018 Plan is expected to be completed by the Company's fiscal year end on November 3, 2019. The Company incurred restructuring and severance costs of $0.5 million for the second quarter 2019. The total costs since inception through the second quarter of fiscal 2019 are approximately $4.8 million, consisting of $1.0 million in North American Staffing, $0.3 million in International Staffing and $3.5 million in Corporate and Other. As of April 28, 2019, the Company anticipates payments of $1.1 million and $0.6 million will be made in fiscal 2019 and 2020, respectively. The remaining $1.3 million related to facility and lease termination costs will be paid through December 2025.

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
Exit of Customer Care Solutions Business
In the third quarter of fiscal 2019, the Company will exit its customer care solutions business, which is currently reported as a part of the Corporate and Other category. This exit will enable the Company to further strengthen its focus on its core staffing business and align its resources to streamline operations, improve cost competitiveness and increase profitability. As a result of this exit, the Company incurred severance costs of $0.2 million during the second quarter of fiscal 2019.

Other Restructuring Costs
During the second quarter of fiscal 2018, there were other restructuring actions taken by the Company as part of its continued efforts to reduce costs and achieve operational efficiency. The Company recorded severance costs of $0.1 million in the second quarter of fiscal 2018 primarily resulting from the elimination of certain positions.
Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Consolidated Balance Sheets. Activity for the first six months of fiscal 2019 is summarized as follows (in thousands):

April 28, 2019
Balance, beginning of year	$5,702
Charged to expense	783
Cash payments	(2,295)
Ending Balance	$4,190
The remaining balance at April 28, 2019 of $4.2 million, primarily related to Corporate and Other, includes $2.5 million related to the cost reduction plan implemented in fiscal 2018 and $1.4 million related to the change in executive management.
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

(b)    Other Matters

As previously disclosed in the Annual Report on Form 10-K for the year ended October 28, 2018, certain qualification failures related to nondiscrimination testing for the Company’s 401(k) plans consisting of the (1) Volt Technical Services Savings Plan and the (2) Volt Information Sciences, Inc. Savings Plan occurred during plan years prior to 2016. The Company currently estimates that it will need to contribute approximately $0.9 million to the plans to correct the failures. The Company has obtained the approval from the Internal Revenue Service regarding the method for curing the failures and anticipates making the contribution in the second half of 2019.

NOTE 12: Segment Data

We report our segment information in accordance with the provisions of ASC 280, Segment Reporting.

During the fourth quarter of fiscal 2018, in accordance with ASC 280, the Company determined that its North American Managed Service Program (“MSP”) met the criteria to be presented as a reportable segment. To provide period over period comparability, the Company has recast the prior period North American MSP segment data to conform to the current presentation in the prior period.

This change did not have any impact on the consolidated financial results for any period presented. Our current reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) North American MSP. The non-reportable businesses are combined and disclosed with corporate services under the category Corporate and Other.

In the third quarter of fiscal 2019, the Company will exit its customer care solutions business, which is currently reported as a part of the Corporate and Other category. This exit will enable the Company to further strengthen its focus on its core staffing business and align its resources to streamline operations, improve cost competitiveness and increase profitability. The Company’s other non-reportable businesses will continue to be combined and disclosed with corporate services under the category Corporate and Other.

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

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Three Months Ended April 28, 2019
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$252,070	$208,871	$28,809	$9,579	$5,431	$(620)
Cost of services	215,813	179,678	24,095	7,186	5,474	(620)
Gross margin	36,257	29,193	4,714	2,393	(43)	—

Selling, administrative and other operating costs	38,939	26,439	3,894	1,252	7,354	—
Restructuring and severance costs	724	210	192	41	281	—
Impairment charge	347	—	—	—	347	—
Operating income (loss)	(3,753)	2,544	628	1,100	(8,025)	—
Other income (expense), net	(1,179)
Income tax provision	233
Net loss	$(5,165)

	Three Months Ended April 29, 2018
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$263,219	$218,090	$31,904	$6,339	$7,817	$(931)
Cost of services	225,918	187,929	27,100	4,498	7,322	(931)
Gross margin	37,301	30,161	4,804	1,841	495	—

Selling, administrative and other operating costs	42,916	28,586	3,915	1,397	9,018	—
Restructuring and severance costs	104	4	71	27	2	—
Impairment charge	155	—	—	—	155	—
Operating income (loss)	(5,874)	1,571	818	417	(8,680)	—
Other income (expense), net	(1,183)
Income tax provision	630
Net loss	$(7,687)

	Six Months Ended April 28, 2019
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$505,506	$420,719	$55,075	$17,796	$13,277	$(1,361)
Cost of services	431,550	361,363	46,233	13,104	12,211	(1,361)
Gross margin	73,956	59,356	8,842	4,692	1,066	—

Selling, administrative and other operating costs	78,749	52,717	7,636	2,559	15,837	—
Restructuring and severance costs	783	208	274	68	233	—
Impairment charge	347	—	—	—	347	—
Operating income (loss)	(5,923)	6,431	932	2,065	(15,351)	—
Other income (expense), net	(1,951)
Income tax provision	506
Net loss	$(8,380)

	Six Months Ended April 29, 2018
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$516,557	$424,325	$61,483	$14,819	$18,064	$(2,134)
Cost of services	443,247	366,287	52,177	11,259	15,658	(2,134)
Gross margin	73,310	58,038	9,306	3,560	2,406	—

Selling, administrative and other operating costs	89,854	57,084	8,287	2,799	21,684	—
Restructuring and severance costs	622	9	299	79	235	—
Impairment charge	155	—	—	—	155	—
Operating income (loss)	(17,321)	945	720	682	(19,668)	—
Other income (expense), net	(1,790)
Income tax benefit	(730)
Net loss	$(18,381)

(1) Revenues are primarily derived from Volt Customer Care Solutions.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions.

NOTE 13: Subsequent Events

On June 4, 2019, the Company entered into an amendment with DZ Bank to temporarily exclude the receivables due from a specific customer from the securitization pool under our DZ Financing Program for three subsequent reporting periods as of May 2019 through July 2019. This customer has experienced internal processing issues related to specific Volt purchase orders resulting in significant payment delays, which have negatively impacted the 90-Day Delinquency Rate, as defined in the DZ Financing Program. Although this change will improve the delinquency rate, it will also temporarily decrease the Company's borrowing availability under the DZ Financing Program by approximately $2.0 - $3.0 million. These payment delays are not credit related and the Company anticipates a resolution and collection of these past due amounts no later than July 26, 2019, at which time the receivables from this customer will be added back to the securitization pool under the original terms of the agreement.

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

During the fourth quarter of fiscal 2018, in accordance with ASC 280, the Company determined that its North American Managed Service Program (“MSP”) met the criteria to be presented as a reportable segment. To provide period over period comparability, the Company has recast the prior period North American MSP segment data to conform to the current presentation in the prior period. This change did not have any impact on the consolidated financial results for any period presented. Our current reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) North American MSP. The non-reportable businesses are combined and disclosed with corporate services under the category Corporate and Other.

In the third quarter of fiscal 2019, the Company will exit its customer care solutions business, which is currently reported as a part of the Corporate and Other category. This exit will enable the Company to further strengthen its focus on its core staffing business and align its resources to streamline operations, improve cost competitiveness and increase profitability. The Company’s other non-reportable businesses will continue to be combined and disclosed with corporate services under the category Corporate and Other.

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

As of April 28, 2019, we employed approximately 17,400 people, including 16,000 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from approximately 85 locations worldwide with approximately 88% of our revenues generated in the United States. Our principal international markets include Europe, Canada and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

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
When a qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a one-step approach (“Step 1”) under Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. In conducting our goodwill impairment testing, we compare the fair value of the reporting unit with goodwill to the carrying value, using various valuation techniques including income (discounted cash flow) and market approaches. The Company believes the blended use of both approaches compensates for the inherent risk associated with using either one on a standalone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation.
For the fiscal 2019 test performed in the second quarter, we elected to bypass the qualitative assessment and prepared a Step 1 analysis. Our Step 1 analysis used significant assumptions including expected revenue and expense growth rates, forecasted capital expenditures, working capital levels and a discount rate of 15%. Under the market-based approach, significant assumptions included relevant comparable company earnings multiples including the determination of whether a premium or discount should be applied to those comparables. During the second quarter of fiscal 2019, it was determined that no adjustment to the carrying value of goodwill of $5.4 million was required as our Step 1 analysis resulted in the fair value of the reporting unit exceeding its carrying value.
Recent Developments

On June 4, 2019, we entered into an amendment with DZ Bank to temporarily exclude the receivables due from a specific customer from the securitization pool under our DZ Financing Program for three subsequent reporting periods as of May 2019 through July 2019. This customer has experienced internal processing issues related to specific Volt purchase orders resulting in significant payment delays, which have negatively impacted the 90-Day Delinquency Rate, as defined in the DZ Financing Program. Although, this change will improve the delinquency rate, it will also temporarily decrease our borrowing availability under the DZ Financing Program by approximately $2.0 - $3.0 million. These payment delays are not credit related and we anticipate a resolution and collection of these past due amounts no later than July 26, 2019, at which time the receivables from this customer will be added back to the securitization pool under the original terms of the agreement.

Consolidated Results by Segment

	Three Months Ended April 28, 2019
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$252,070	$208,871	$28,809	$9,579	$5,431	$(620)
Cost of services	215,813	179,678	24,095	7,186	5,474	(620)
Gross margin	36,257	29,193	4,714	2,393	(43)	—

Selling, administrative and other operating costs	38,939	26,439	3,894	1,252	7,354	—
Restructuring and severance costs	724	210	192	41	281	—
Impairment charge	347	—	—	—	347	—
Operating income (loss)	(3,753)	2,544	628	1,100	(8,025)	—
Other income (expense), net	(1,179)
Income tax provision	233
Net loss	$(5,165)

	Three Months Ended April 29, 2018
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$263,219	$218,090	$31,904	$6,339	$7,817	$(931)
Cost of services	225,918	187,929	27,100	4,498	7,322	(931)
Gross margin	37,301	30,161	4,804	1,841	495	—

Selling, administrative and other operating costs	42,916	28,586	3,915	1,397	9,018	—
Restructuring and severance costs	104	4	71	27	2	—
Impairment charge	155	—	—	—	155	—
Operating income (loss)	(5,874)	1,571	818	417	(8,680)	—
Other income (expense), net	(1,183)
Income tax provision	630
Net loss	$(7,687)

(1) Revenues are primarily derived from Volt Customer Care Solutions.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions.

Results of Operations Consolidated (Q2 2019 vs. Q2 2018)

Net revenue in the second quarter of fiscal 2019 decreased $11.1 million, to $252.1 million from $263.2 million in the second quarter of fiscal 2018. The net revenue decrease was primarily due to a decrease in our North American Staffing segment of $9.2 million, a decrease in the Corporate and Other category of $2.4 million and negative impact of foreign currency fluctuations of $2.2 million, partially offset by an increase in our North American MSP segment of $3.2 million. Excluding the impact of foreign currency fluctuations and $0.2 million in revenue from a business exited during the period, net revenue decreased $8.7 million, or 3.3%.
Operating loss in the second quarter of fiscal 2019 decreased $2.1 million, to $3.8 million from $5.9 million in the second quarter of fiscal 2018. Excluding restructuring and severance costs and impairment charges, operating loss decreased $2.9 million, or 48.0%. This decrease in operating loss of $2.9 million was primarily the result of improvements in our North American Staffing segment of $1.2 million and North American MSP segment of $0.7 million. In addition, the Corporate and Other category improved $1.1 million primarily as a result of reductions in corporate support costs.

Results of Operations by Segment (Q2 2019 vs. Q2 2018)
Net Revenue
The North American Staffing segment revenue decreased $9.2 million, or 4.2%, in the second quarter of fiscal 2019. The year over year decrease in revenue improved from a decline of 6.7% in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. This decrease was driven by decreased demand from customers in our professional and administrative and office job categories.
International Staffing segment revenue decreased $3.1 million, or 9.7%, in the second quarter of fiscal 2019. Excluding the impact of foreign exchange rate fluctuations of $2.2 million and $0.2 million in revenue from a business exited during the period, revenue declined $0.7 million, or 2.3%, primarily due to lower demand in the United Kingdom offset by growth in Belgium and France.
The North American MSP segment revenue increased $3.2 million, or 51.1%, due to increased demand in both payroll services and MSP managed services revenue.
The Corporate and Other category revenue decrease of $2.4 million, or 30.5%, was primarily attributable to our customer care solutions revenue decline due to lower demand at our call center.
Cost of Services and Gross Margin

Cost of services in the second quarter of fiscal 2019 decreased $10.1 million, or 4.5% to $215.8 million from $225.9 million in the second quarter of fiscal 2018. Gross margin as a percent of revenue in the second quarter of fiscal 2019 increased to 14.4% from 14.2% in the second quarter of fiscal 2018. Our North American Staffing segment margin as a percent of revenue improved as a result of lower payroll tax rates primarily from a reduction in California unemployment tax rates, partially offset by higher workers compensation costs. Our North American MSP segment margin increased as a result of the increase in revenue and gross margin percent for both managed service and payroll service business. However, total North American MSP margin as a percent of revenue declined primarily due to a higher mix of payroll service revenue. These gross margin improvements were partially offset by lower margins from our customer care solutions business driven by lower headcount from reduced client demand.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the second quarter of fiscal 2019 decreased $4.0 million, or 9.3%, to $38.9 million from $42.9 million in the second quarter of fiscal 2018. The decrease was primarily due to on-going cost reductions in all areas of the business, including $3.3 million in labor costs due to lower headcount, increase in net capitalized costs of $0.7 million as we continue to add functionality to our underlying information technology systems, $0.8 million in professional fees and $0.6 million in facility related costs. These improvements were offset by $1.3 million in higher medical claims experience in the second quarter of fiscal 2019. As a percent of revenue, selling, administrative and other operating costs were 15.4% and 16.3% in the second quarter of fiscal 2019 and 2018, respectively.
Restructuring and Severance Costs

Restructuring and severance costs in the second quarter of fiscal 2019 increased $0.6 million, to $0.7 million from $0.1 million in the second quarter of fiscal 2018. This increase was primarily due to severance costs accrued in the second quarter of fiscal 2019 in connection with exiting our customer care solutions business in the third quarter of fiscal 2019, as well as additional severance and lease terminations costs under our 2018 Plan.
Impairment Charges

Impairment charges in the second quarter of fiscal 2019 increased $0.1 million, to $0.3 million from $0.2 million in the second quarter of fiscal 2018. In the second quarter of fiscal 2019, there was a $0.3 million impairment of equipment used in our customer care solutions business. In the second quarter of fiscal 2018, we made the decision to forgo future use of a previously purchased software tool, which resulted in an impairment charge of $0.2 million.
Other Income (Expense), net
Other expense in the second quarter of fiscal 2019 remained at $1.2 million, as a slight decrease in non-cash foreign exchange losses primarily on intercompany balances was partially offset by an increase in miscellaneous other expenses.

Income Tax Provision
The income tax provisions of $0.2 million and $0.6 million in the second quarter of fiscal 2019 and fiscal 2018, respectively, were primarily related to locations outside of the United States.
Consolidated Results by Segment

	Six Months Ended April 28, 2019
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$505,506	$420,719	$55,075	$17,796	$13,277	$(1,361)
Cost of services	431,550	361,363	46,233	13,104	12,211	(1,361)
Gross margin	73,956	59,356	8,842	4,692	1,066	—

Selling, administrative and other operating costs	78,749	52,717	7,636	2,559	15,837	—
Restructuring and severance costs	783	208	274	68	233	—
Impairment charge	347	—	—	—	347	—
Operating income (loss)	(5,923)	6,431	932	2,065	(15,351)	—
Other income (expense), net	(1,951)
Income tax provision	506
Net loss	$(8,380)

	Six Months Ended April 29, 2018
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$516,557	$424,325	$61,483	$14,819	$18,064	$(2,134)
Cost of services	443,247	366,287	52,177	11,259	15,658	(2,134)
Gross margin	73,310	58,038	9,306	3,560	2,406	—

Selling, administrative and other operating costs	89,854	57,084	8,287	2,799	21,684	—
Restructuring and severance costs	622	9	299	79	235	—
Impairment charge	155	—	—	—	155	—
Operating income (loss)	(17,321)	945	720	682	(19,668)	—
Other income (expense), net	(1,790)
Income tax benefit	(730)
Net loss	$(18,381)

(1) Revenues are primarily derived from Volt Customer Care Solutions.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions.

Results of Operations Consolidated (Q2 2019 YTD vs. Q2 2018 YTD)

Net revenue in the first six months of fiscal 2019 decreased $11.1 million, to $505.5 million from $516.6 million in the first six months of fiscal 2018. The net revenue decrease was primarily due to decreases in the Corporate and Other category of $4.8 million, North American Staffing segment of $3.6 million, and International Staffing segment of $3.0 million, as well the negative impact of foreign currency fluctuations of $3.4 million. These decreases were partially offset by an increase of $3.0 million in our North American MSP segment. Excluding the impact of foreign currency fluctuations and $0.7 million in revenue from a business exited during the period, net revenue decreased $7.0 million, or 1.4%.
Operating loss in the first six months of fiscal 2019 decreased $11.4 million, to $5.9 million from $17.3 million in the first six months of fiscal 2018. Excluding restructuring and severance costs and impairment charges, operating loss decreased $11.7 million, or 67.0%. This decrease in operating loss of $11.7 million was primarily the result of improvements in our North American Staffing segment of $5.7 million and North American MSP segment of $1.4 million. In addition, the Corporate and Other category improved by $4.5 million primarily as a result of reductions in corporate support costs.

Results of Operations by Segment (Q2 2019 YTD vs. Q2 2018 YTD)
Net Revenue
The North American Staffing segment revenue decreased $3.6 million, or 0.8%, in the first six months of fiscal 2019. The year over year decrease in revenue improved from a decline of 8.9% in the first six months of fiscal 2018 compared to the first six months of fiscal 2017. This decrease was driven by decreases from customers in our professional and administrative and office job categories partially offset by increased demand from customers in our light industrial job category.
International Staffing segment revenue decreased $6.4 million, or 10.4%, in the first six months of fiscal 2019. Excluding the impact of foreign exchange rate fluctuations of $3.4 million and $0.7 million in revenue from a business exited during the period, revenue declined $2.3 million, or 4.0%, primarily due to lower demand in the United Kingdom and Singapore offset by growth in Belgium and France.
The North American MSP segment revenue increased $3.0 million, or 20.1%, due to the loss of several programs in early fiscal 2018 offset by new contracts and program expansions in the latter half of the year.
The Corporate and Other category revenue decrease of $4.8 million, or 26.5%, was primarily attributable to our customer care solutions revenue decline due to lower demand at our call center.
Cost of Services and Gross Margin
Cost of services in the first six months of fiscal 2019 decreased $11.6 million, or 2.6%, to $431.6 million from $443.2 million in the first six months of fiscal 2018. Gross margin as a percent of revenue in the first six months of fiscal 2019 increased to 14.6% from 14.2% in the first six months of fiscal 2018. Our North American Staffing segment margin as a percent of revenue improved as a result of lower payroll tax rates primarily from a reduction in California unemployment tax rates, partially offset by a higher mix of larger price-competitive customers. In addition, our North American MSP segment margin as a percent of revenue increased primarily due to increases in both payroll and managed service businesses. This improvement was partially offset by lower margins from our customer care solutions business driven by lower headcount from reduced client demand.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first six months of fiscal 2019 decreased $11.2 million, or 12.4%, to $78.7 million from $89.9 million in the first six months of fiscal 2018. The decrease was primarily due to on-going cost reductions in all areas of the business, including $6.4 million in labor costs due to lower headcount, increase in net capitalized costs of $1.3 million as we continue to add functionality to our underlying information technology systems, $1.2 million in facility related costs and $0.8 million in travel expenses. In addition, legal and consulting fees were $2.4 million lower primarily related to corporate and cost-efficiency initiatives in the first quarter of fiscal 2018. These improvements were offset by $1.2 million in higher medical claims experience in the first six months of fiscal 2019. As a percent of revenue, these costs were 15.6% and 17.4% in the first six months of fiscal 2019 and 2018, respectively.
Restructuring and Severance Costs

Restructuring and severance costs in the first six months of fiscal 2019 increased $0.2 million to $0.8 million from $0.6 million in the first six months of fiscal 2018. This increase was primarily due to costs accrued in the second quarter of fiscal 2019 in connection with exiting the Company's customer care solutions business in the third quarter of fiscal 2019.
Impairment Charges

Impairment charges in the first six months of fiscal 2019 increased $0.1 million, to $0.3 million from $0.2 million in the first six months of fiscal 2018. In the second quarter of fiscal 2019, we recorded an impairment charge of $0.3 million of equipment used in our customer care solutions business. In the second quarter of fiscal 2018, we made the decision to forgo future use of a previously purchased software tool, which resulted in an impairment charge of $0.2 million.
Other Income (Expense), net
Other expense in the first six months of fiscal 2019 increased $0.2 million, or 9.0%, to $2.0 million from $1.8 million in the first six months of fiscal 2018, primarily as a result of an increase in non-cash foreign exchange losses primarily on intercompany balances partially offset by lower amortization of deferred financing fees.

Income Tax Provision (Benefit)
The income tax provision of $0.5 million in the first six months of fiscal 2019 was primarily related to locations outside of the United States. The income tax benefit of $0.7 million in the first six months of fiscal 2018 was primarily due to a $1.1 million reversal of uncertain tax provisions partially offset by a provision primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from our financing arrangements with DZ Bank AG Deutsche Zentral-Genossenschafsbank (“DZ Bank”) and with PNC Bank, National Association (“PNC Bank”) until the termination of the PNC Financing Program in January 2018. Borrowing capacity under these arrangements is directly impacted by the level of accounts receivable, which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 15 - 45 day credit terms, with few extenuating exceptions, while our payroll and certain taxes are paid weekly.

We manage our cash flow and related liquidity on a global basis. We fund payroll, taxes and other working capital requirements using cash supplemented as needed from our borrowings. Our weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $20.0 million. We generally target minimum global liquidity to be approximately 1.5 times our average weekly requirements. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements. We believe our cash flow from operations and planned liquidity will be sufficient to meet our cash needs for the next twelve months.

Capital Allocation

We have prioritized our capital allocation strategy to strengthen our balance sheet and increase our competitiveness in the marketplace. The timing of these capital allocation priorities is highly dependent upon attaining the profitability objectives outlined in our plan and the generation of positive cash flow. We also see this as an opportunity to demonstrate our ongoing commitment to Volt shareholders as we continue to execute on our plan and return to sustainable profitability. Our capital allocation strategy includes the following elements:

•
Maintaining appropriate levels of working capital. Our business requires a certain level of cash resources to efficiently execute operations. Consistent with similar companies in our industry and operational capabilities, we estimate this amount to be approximately 1.5 times our weekly cash distributions on a global basis and must accommodate seasonality and cyclical trends;

•
Reinvesting in our business. We continue to execute on our company-wide initiative of disciplined reinvestment in our business including new information technology systems, which will support our front-end recruitment and placement capabilities as well as increase efficiencies in our back-office financial suite. We are also investing in our sales and recruiting process and resources, which are critical to drive profitable revenue growth;

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

Entering fiscal 2019, we have significant tax benefits including federal net operating loss carryforwards of $187.5 million and U.S. state net operating loss carryforwards of $224.1 million as well as federal tax credits of $51.3 million, which are fully reserved with a valuation allowance. Such loss carryforwards and credits are available for utilization against future corporate income tax that may result in the future. We also have capital loss carryforwards of $12.9 million, which we will be able to utilize against potential future capital gains that may arise in the near future.

As previously noted, we continue to add functionality to our underlying information technology systems and to improve our competitiveness in the marketplace. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability. During fiscal 2018, we also took certain restructuring actions that will improve selling, general and administrative costs by approximately $13.5 million in annualized savings. This is due in part to efficiencies gained from our information technology investment, as well as additional headcount reduction and lease termination initiatives taken under our 2018 Plan. Consistent with our ongoing strategic efforts, cost savings will be used to strengthen our operations.

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

On June 11, 2018, we amended the DZ Financing Program to modify a provision in the calculation of any eligible receivable, as defined. This amendment permits the Company to exclude the receivables of a single large, high-quality customer from its threshold limitation, resulting in additional borrowing capacity of approximately $10.0 million.

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

On June 4, 2019, we entered into an amendment with DZ Bank to temporarily exclude the receivables due from a specific customer from the securitization pool under our DZ Financing Program for three subsequent reporting periods as of May 2019 through July 2019. This customer has experienced internal processing issues related to specific Volt purchase orders resulting in significant payment delays, which have negatively impacted the 90-Day Delinquency Rate, as defined in the DZ Financing Program. Although, this change will improve the delinquency rate, it will also temporarily decrease our borrowing availability under the DZ Financing Program by approximately $2.0 - $3.0 million. These payment delays are not credit related and we anticipate a resolution and collection of these past due amounts no later than July 26, 2019, at which time the receivables from this customer will be added back to the securitization pool under the original terms of the agreement.

In the third quarter of fiscal 2019, we will exit our customer care solutions business. This business contributed accounts receivable as collateral under the DZ Financing Program and its exit will have a diminishing effect on our borrowing base under the DZ Financing Program during the third quarter. We expect an overall decrease in borrowing capacity and associated liquidity of approximately $9.0 - $10.0 million.

At April 28, 2019, the Company had outstanding borrowings under the DZ Financing Program of $55.0 million, borrowing availability, as defined under the DZ Financing Program of $22.2 million and global liquidity of $52.2 million.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the aforementioned financial covenants. At April 28, 2019, we were in compliance with all debt covenants. We believe, based on our 2019 plan, we will continue to be able to meet our financial covenants.

The following table sets forth our cash and global liquidity levels at the end of our last five quarters (in thousands):

Global Liquidity
	April 29, 2018	July 29, 2018	October 28, 2018	January 27, 2019	April 28, 2019
Cash and cash equivalents (a)	$34,177	$29,929	$24,763	$32,925	$39,689

Total outstanding debt	$50,000	$50,000	$50,000	$55,000	$55,000

Cash in banks (b)(c)	$26,443	$22,454	$17,685	$23,646	$29,946
DZ Financing Program	32,943	30,280	38,302	31,072	22,222
Global liquidity	59,386	52,734	55,987	54,718	52,168
Minimum liquidity threshold	15,000	15,000	15,000	15,000	15,000
Available liquidity	$44,386	$37,734	$40,987	$39,718	$37,168

a.	Per financial statements.

b.	Per financial statements. Amount generally includes outstanding checks.

c.
Amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of April 28, 2019, the balance in the USB collections account included in the DZ Financing Program availability was $4.5 million.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Six Months Ended
	April 28, 2019	April 29, 2018
Net cash provided by operating activities	$9,458	$478
Net cash used in investing activities	(4,079)	(1,134)
Net cash provided by (used in) financing activities	4,783	(1,471)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(249)	(571)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,913	$(2,698)

Cash Flows - Operating Activities

The net cash provided by operating activities in the six months ended April 28, 2019 was $9.5 million, an increase of $9.0 million from net cash provided by operating activities of $0.5 million in the six months ended April 29, 2018. This increase resulted primarily from a decrease in net loss of $10.0 million and a higher amount of cash provided by operating assets and liabilities, primarily from accounts receivable and accrued expenses offset by accounts payable and other assets.

Cash Flows - Investing Activities

The net cash used in investing activities in the six months ended April 28, 2019 was $4.1 million, principally for purchases of property, equipment and software of $4.1 million. The net cash used in investing activities in the six months ended April 29, 2018 was $1.1 million, principally for the purchases of property, equipment and software of $1.3 million.

Cash Flows - Financing Activities

The net cash provided by financing activities in the six months ended April 28, 2019 was $4.8 million as a result of a $5.0 million net draw down of borrowings under the DZ Financing Program. The net cash used in financing activities in the six months ended April 29, 2018 was $1.5 million mainly due to debt issuance costs of $1.4 million.
Financing Program

On January 25, 2018, we entered into the DZ Financing Program, a long-term $115.0 million accounts receivable securitization program with DZ Bank and exited our financing relationship (“PNC Financing Program”) with PNC Bank. The new agreement increases available liquidity and provides greater financial flexibility with less restrictive financial covenants and fewer restrictions on use of proceeds, as well as reduces overall borrowing costs compared to the PNC Financing Program. The size of the DZ Financing Program may be increased with the approval of DZ Bank.

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, we may request that DZ Bank make loans from time to time to the Company that are secured by liens on those receivables.

On June 11, 2018, we amended the DZ Financing Program to modify a provision in the calculation of any eligible receivable, as defined. This amendment permits the Company to exclude the receivables of a single large, high-quality customer from its threshold limitation, resulting in additional borrowing capacity of approximately $10.0 million.

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

On June 4, 2019, we entered into an amendment with DZ Bank to temporarily exclude the receivables due from a specific customer from the securitization pool under our DZ Financing Program for three subsequent reporting periods as of May 2019 through July 2019. This customer has experienced internal processing issues related to specific Volt purchase orders resulting in significant payment delays, which have negatively impacted the 90-Day Delinquency Rate, as defined in the DZ Financing Program. Although, this change will improve the delinquency rate, it will also temporarily decrease our borrowing availability under the DZ Financing Program by approximately $2.0 - $3.0 million. These payment delays are not credit related and we anticipate a resolution and collection of these past due amounts no later than July 26, 2019, at which time the receivables from this customer will be added back to the securitization pool under the original terms of the agreement.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of April 28, 2019, the letter of credit participation was $24.2 million inclusive of $22.8 million for the Company’s casualty insurance program, $1.2 million for the security deposit required under certain real estate lease agreements and $0.2 million for the Company's corporate credit card program. The Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants, with such covenants being less restrictive than those under the PNC Financing Program. The agreement also contains customary default, indemnification and termination provisions.

We are subject to certain financial and portfolio performance covenants under our DZ Financing Program. At April 28, 2019, we were in compliance with all debt covenants.

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

In addition to customary representations, warranties and affirmative and negative covenants, the PNC Financing Program was subject to termination under standard events of default including change of control, failure to pay principal or interest, breach of the liquidity or performance covenants, triggering of portfolio ratio limits, or other material adverse events, as defined in the PNC Financing Program.

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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At April 28, 2019, we had cash and cash equivalents on which interest income is earned at variable rates. At April 28, 2019, we had a long-term $115.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.1 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.1 million in the first six months of fiscal 2019.
Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the fiscal period balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect on the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar strengthened relative to many foreign currencies as of April 28, 2019 compared to October 28, 2018. Consequently, stockholders’ equity decreased slightly as a result of the foreign currency translation as of April 28, 2019.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of April 28, 2019 would result in an approximate $2.1 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of April 28, 2019 would result in an approximate $2.1 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended April 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2018 Form 10-K, which could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the 2018 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION

On June 4, 2019, the Company entered into an amendment to the Receivables Loan and Security Agreement dated as of January 25, 2018 with DZ Bank to temporarily exclude the receivables due from a specific customer from the securitization pool under our DZ Financing Program for three subsequent reporting periods as of May 2019 through July 2019. This customer has experienced internal processing issues related to specific Volt purchase orders resulting in significant payment delays, which have negatively impacted the 90-Day Delinquency Rate, as defined in the DZ Financing Program. Although this change will improve the delinquency rate, it will also temporarily decrease the Company's borrowing availability under the DZ Financing Program by approximately $2.0 - $3.0 million. These payment delays are not credit related and the Company anticipates a resolution and collection of these past due amounts no later than July 26, 2019, at which time the receivables from this customer will be added back to the securitization pool under the original terms of the agreement.

A copy of Amendment No. 4 is attached to this Quarterly Report as Exhibit 10.2, and this summary is qualified in its entirety by reference to such exhibit.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description

3.1
Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015 filed June 10, 2015; File No. 001-09232)

3.2
Amended and Restated By-Laws of the Company, as amended through September 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2017; File No. 001-9232)

10.1
Amendment No. 3 dated February 15, 2019 to the Receivables Loan and Security Agreement dated as of January 25, 2018, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2019; File No. 001-9232)

10.2
Amendment No. 4 dated June 4, 2019 to the Receivables Loan and Security Agreement dated as of January 25, 2018, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers

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

VOLT INFORMATION SCIENCES, INC.

Date: June 5, 2019	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: June 5, 2019	By:	/s/ Paul Tomkins
Paul Tomkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 5, 2019	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller and Chief Accounting Officer (Principal Accounting Officer)