Form 10-Q
period 2019-07-28
VOLT INFORMATION SCIENCES, INC.
filed 2019-09-06
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2019

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

As of August 30, 2019, there were 21,366,111 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

NET REVENUE	$233,176	$257,808	$738,682	$774,365
Cost of services	197,528	221,448	629,078	664,695
GROSS MARGIN	35,648	36,360	109,604	109,670

EXPENSES
Selling, administrative and other operating costs	38,395	42,222	117,144	132,076
Restructuring and severance costs	2,017	3,108	2,800	3,730
Impairment charges	79	—	426	155
OPERATING LOSS	(4,843)	(8,970)	(10,766)	(26,291)

OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(714)	(552)	(2,159)	(1,965)
Foreign exchange gain (loss), net	(151)	(294)	(252)	(88)
Other income (expense), net	(184)	(296)	(589)	(879)
TOTAL OTHER INCOME (EXPENSE), NET	(1,049)	(1,142)	(3,000)	(2,932)

LOSS BEFORE INCOME TAXES	(5,892)	(10,112)	(13,766)	(29,223)
Income tax provision	165	1,306	671	576
NET LOSS	$(6,057)	$(11,418)	$(14,437)	$(29,799)

PER SHARE DATA:
Basic:
Net loss	$(0.29)	$(0.54)	$(0.68)	$(1.42)
Weighted average number of shares	21,157	21,071	21,106	21,044
Diluted:
Net loss	$(0.29)	$(0.54)	$(0.68)	$(1.42)
Weighted average number of shares	21,157	21,071	21,106	21,044
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

NET LOSS	$(6,057)	$(11,418)	$(14,437)	$(29,799)
Other comprehensive income (loss):
Foreign currency translation adjustments net of taxes of $0 and $0, respectively	(565)	(921)	(586)	(464)
COMPREHENSIVE LOSS	$(6,622)	$(12,339)	$(15,023)	$(30,263)
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	July 28, 2019	October 28, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,031	$24,763
Restricted cash and short-term investments	11,000	14,844
Trade accounts receivable, net of allowances of $132 and $759, respectively	135,838	157,445
Other current assets	6,706	7,444
TOTAL CURRENT ASSETS	189,575	204,496
Other assets, excluding current portion	7,579	7,808
Property, equipment and software, net	25,209	24,392
TOTAL ASSETS	$222,363	$236,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$22,675	$27,120
Accounts payable	34,521	33,498
Accrued taxes other than income taxes	13,854	15,275
Accrued insurance and other	27,472	23,335
Income taxes payable	692	1,097
TOTAL CURRENT LIABILITIES	99,214	100,325
Accrued insurance and other, excluding current portion	11,750	13,478
Deferred gain on sale of real estate, excluding current portion	20,758	22,216
Income taxes payable, excluding current portion	612	600
Deferred income taxes	508	510
Long-term debt	53,848	49,068
TOTAL LIABILITIES	186,690	186,197
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 21,366,111 shares and 21,179,068 shares, respectively	2,374	2,374
Paid-in capital	77,283	79,057
(Accumulated deficit) retained earnings	(10,126)	9,738
Accumulated other comprehensive loss	(7,656)	(7,070)
Treasury stock, at cost; 2,371,892 and 2,558,935 shares, respectively	(26,202)	(33,600)
TOTAL STOCKHOLDERS’ EQUITY	35,673	50,499
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,363	$236,696
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)
(unaudited)

	Nine Months Ended July 28, 2019
	Common Stock $0.10 Par Value		Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT OCTOBER 28, 2018	23,738,003	$2,374	$79,057	$9,738	$(7,070)	$(33,600)	$50,499
Net loss	—	—	—	(3,215)	—	—	(3,215)
Share-based compensation	—	—	(113)	—	—	—	(113)
Issuance of common stock	—	—	(35)	(206)	—	241	—
Effect of new accounting principle	—	—	—	426	—	—	426
Other comprehensive income	—	—	—	—	158	—	158
BALANCE AT JANUARY 27, 2019	23,738,003	$2,374	$78,909	$6,743	$(6,912)	$(33,359)	$47,755
Net loss	—	—	—	(5,165)	—	—	(5,165)
Share-based compensation	—	—	(95)	—	—	—	(95)
Issuance of common stock	—	—	(883)	(2,234)	—	3,077	(40)
Other comprehensive loss	—	—	—	—	(179)	—	(179)
BALANCE AT APRIL 28, 2019	23,738,003	$2,374	$77,931	$(656)	$(7,091)	$(30,282)	$42,276
Net loss	—	—	—	(6,057)	—	—	(6,057)
Share-based compensation	—	—	294	—	—	—	294
Issuance of common stock	—	—	(942)	(3,413)	—	4,080	(275)
Other comprehensive loss	—	—	—	—	(565)	—	(565)
BALANCE AT JULY 28, 2019	23,738,003	$2,374	$77,283	$(10,126)	$(7,656)	$(26,202)	$35,673

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)
(unaudited)

	Nine Months Ended July 29, 2018
	Common Stock $0.10 Par Value		Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT OCTOBER 29, 2017	23,738,003	$2,374	$78,645	$45,843	$(5,261)	$(37,607)	$83,994
Net loss	—	—	—	(10,694)	—	—	(10,694)
Share-based compensation	—	—	435	—	—	—	435
Issuance of common stock	—	—	(10)	(40)	—	50	—
Other comprehensive income	—	—	—	—	1,404	—	1,404
BALANCE AT JANUARY 28, 2018	23,738,003	$2,374	$79,070	$35,109	$(3,857)	$(37,557)	$75,139
Net loss	—	—	—	(7,687)	—	—	(7,687)
Share-based compensation	—	—	557	—	—	—	557
Issuance of common stock	—	—	(80)	(119)	—	139	(60)
Other comprehensive loss	—	—	—	—	(947)	—	(947)
BALANCE AT APRIL 29, 2018	23,738,003	$2,374	$79,547	$27,303	$(4,804)	$(37,418)	$67,002
Net loss	—	—	—	(11,418)	—	—	(11,418)
Share-based compensation	—	—	(475)	—	—	—	(475)
Issuance of common stock	—	—	(764)	(3,249)	—	3,804	(209)
Other comprehensive loss	—	—	—	—	(921)	—	(921)
BALANCE AT JULY 29, 2018	23,738,003	$2,374	$78,308	$12,636	$(5,725)	$(33,614)	$53,979

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	July 28, 2019	July 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,437)	$(29,799)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	5,127	5,515
Release of doubtful accounts and sales allowances	(185)	(181)
Unrealized foreign currency exchange (gain) loss	(133)	194
Impairment charges	426	155
Amortization of gain on sale leaseback of property	(1,458)	(1,458)
Loss (gain) on dispositions of property, equipment and software	13	—
Share-based compensation	86	517
Change in operating assets and liabilities:
Trade accounts receivable	22,624	21,218
Other assets	895	3,956
Accounts payable	1,104	(8,330)
Accrued expenses and other liabilities	(3,583)	(3,086)
Income taxes	(318)	1,274
Net cash provided by (used in) operating activities	10,161	(10,025)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	213	608
Purchases of investments	(178)	(375)
Proceeds from sale of property, equipment, and software	43	—
Purchases of property, equipment, and software	(6,305)	(2,332)
Net cash used in investing activities	(6,227)	(2,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(20,000)	(119,696)
Draw-down on borrowings	25,000	119,696
Debt issuance costs	(621)	(1,415)
Withholding tax payment on vesting of stock awards	(316)	(269)
Net cash provided by (used in) financing activities	4,063	(1,684)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(633)	(817)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,364	(14,625)
Cash, cash equivalents and restricted cash, beginning of period	36,544	54,097
Cash, cash equivalents and restricted cash, end of period	$43,908	$39,472

Cash paid during the period:
Interest	$2,367	$2,084
Income taxes	$1,174	$2,483

Reconciliation of cash, cash equivalents, and restricted cash:
Current assets:
Cash and cash equivalents	$36,031	$29,929
Restricted cash included in Restricted cash and short-term investments	7,877	9,543
Cash, cash equivalents and restricted cash, end of period	$43,908	$39,472
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended July 28, 2019 and July 29, 2018
(Unaudited)

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. In April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, was issued to clarify and address certain items related to the amendments in ASU 2016-13. In May 2019, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, was issued to provide entities that have certain instruments within the scope of ASC 326 with an option to irrevocably elect the fair value option under ASC 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. The amendments are effective for fiscal years beginning after December 15, 2019, which for the Company will be the first quarter of fiscal 2021. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a significant impact on its consolidated financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The amendments are effective for fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of fiscal 2020. The Company has preliminarily evaluated the impact of the pending adoption of ASU 2016-02 on its consolidated financial statements on a modified retrospective basis, and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will increase the Company’s total assets and total liabilities that the Company reports relative to such amounts prior to adoption. In addition, the Company’s deferred gain on the sale of real estate in the amount of $22.0 million will be recognized as a cumulative-

effect adjustment to equity upon adoption. This gain is currently being amortized at approximately $0.5 million a quarter as an offset to rent expense in the Condensed Consolidated Statements of Operations and is included as an adjustment to reconcile net loss to cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows and requires the entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this ASU retrospectively in the first quarter of fiscal 2019, resulting in no significant impact on the Company’s consolidated financial statements besides a change in the presentation of restricted cash on the Condensed Consolidated Statements of Cash Flows.
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
All other ASUs that became effective for Volt in the first nine months of fiscal 2019 were not applicable to the Company at this time and therefore, did not have any impact during the period.

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

The cumulative impact of adopting ASC 606 resulted in an increase of $0.4 million to opening retained earnings. The impact is primarily driven by an adjustment to deferred revenue due to a change in the required criteria for defining customer contracts under the new guidance. As of and for the three and nine months ended July 28, 2019, the consolidated financial statements were not materially impacted by the implementation of ASC 606.

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

Disaggregation of Revenues

The following table presents our segment revenues disaggregated by service type (in thousands):

	Three Months Ended July 28, 2019
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$223,754	$191,575	$26,704	$5,664	$194	$(383)
Direct Placement Services	3,679	2,066	1,137	697	—	(221)
Managed Service Programs	4,081	—	887	3,194	—	—
Call Center Services	1,662	—	—	—	1,662	—
	$233,176	$193,641	$28,728	$9,555	$1,856	$(604)

Geographical Markets:
Domestic	$203,266	$192,704	$—	$9,478	$1,662	$(578)
International, principally Europe	29,910	937	28,728	77	194	(26)
	$233,176	$193,641	$28,728	$9,555	$1,856	$(604)

	Nine Months Ended July 28, 2019
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$701,893	$607,980	$78,290	$16,049	$540	$(966)
Direct Placement Services	10,633	6,380	3,179	2,073	—	(999)
Managed Service Programs	11,563	—	2,334	9,229	—	—
Call Center Services	14,593	—	—	—	14,593	—
	$738,682	$614,360	$83,803	$27,351	$15,133	$(1,965)

Geographical Markets:
Domestic	$651,566	$611,861	$—	$27,009	$14,593	$(1,897)
International, principally Europe	87,116	2,499	83,803	342	540	(68)
	$738,682	$614,360	$83,803	$27,351	$15,133	$(1,965)

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

Accounts Receivable, Contract Assets and Contract Liabilities

The Company records accounts receivable when its right to consideration becomes unconditional. As required under Topic 606, the Company changed its presentation to show this allowance as a liability, whereas under Topic 605, these accounts receivables were recorded net of an allowance. As of July 28, 2019, April 28, 2019, and January 27, 2019, the reserve balance was $0.4 million, $0.4 million, and $0.7 million respectively. Contract assets primarily relate to the Company's rights to consideration for services provided that are conditional on satisfaction of future performance obligations. The Company records contract liabilities when payments are made or due prior to the related performance obligations being satisfied. The current portion of contract liabilities is included in Accrued insurance and other in our Consolidated Balance Sheets. The Company does not have any material contract assets or long-term contract liabilities as of July 28, 2019 and October 28, 2018.

The Company may incur fulfillment costs after obtaining a contract to generate a resource that will be used to provide the MSP services. These costs are related to the set up and implementation of customer specific MSP programs and are considered incremental and recoverable costs to fulfill the Company's contract with the customer. These costs are deferred and amortized over the expected period of benefit of the MSP services provided to the customer, determined by taking into consideration its customer contracts and other relevant factors. Amortization expense is included in Selling, administrative and other operating costs on the Consolidated Statements of Operations. Deferred fulfillment costs were immaterial as of July 28, 2019.

NOTE 4: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three and nine months ended July 28, 2019 were (in thousands):

	Three Months Ended	Nine Months Ended
	July 28, 2019
	Foreign Currency Translation
Accumulated other comprehensive loss at beginning of the period	$(7,091)	$(7,070)
Other comprehensive loss	(565)	(586)
Accumulated other comprehensive loss at July 28, 2019	$(7,656)	$(7,656)

There were no reclassifications from accumulated other comprehensive loss for the three and nine months ended July 28, 2019 and July 29, 2018.

NOTE 5: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers, for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors is generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts, where contractually required. At July 28, 2019 and October 28, 2018, restricted cash included $7.4 million and $11.3 million, respectively, restricted for payment to associate vendors, and $0.5 million in both periods, respectively, restricted for other collateral accounts.

Short-term investments were $3.1 million at both July 28, 2019 and October 28, 2018. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

NOTE 6: Income Taxes

The income tax provision reflects the geographic mix of earnings in various federal, state and foreign tax jurisdictions and their applicable rates resulting in a composite effective tax rate. The Company’s cumulative results for substantially all United States ("U.S.") and certain non-U.S. jurisdictions for the most recent three-year period is a loss. Accordingly, a valuation allowance has been established for substantially all loss carryforwards and other net deferred tax assets for these jurisdictions, resulting in an effective tax rate that is significantly different than the statutory rate.

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

The Company’s provision (benefit) for income taxes primarily includes foreign jurisdictions and state taxes. The income tax provision in the third quarter of fiscal 2019 and 2018 of $0.2 million and $1.3 million, respectively, were primarily related to locations outside of the United States. For the nine months ended July 28, 2019 and July 29, 2018, the income tax provision of $0.7 million and $0.6 million, respectively, were primarily related to locations outside of the United States. In addition, the income tax provision in the first nine months ended July 29, 2018 included the reversal of reserves on uncertain tax provisions that expired. The Company’s quarterly provision (benefit) for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

On July 19, 2019, the Company amended and restated its long-term $115.0 million accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral Genossenschafsbank (“DZ Bank”), which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from originators in the United Kingdom, which adds an additional $5.0 - $7.0 million in borrowing availability. All other material terms and conditions of the original agreement remain substantially unchanged.

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, that subsidiary may request that DZ Bank make loans from time-to-time to that subsidiary which are secured by liens on those receivables.

On June 4, 2019, the Company entered into an amendment with DZ Bank to temporarily exclude the receivables due from a specific customer from the securitization pool under our DZ Financing Program for three subsequent reporting periods as of May 2019 through July 2019. This customer experienced internal processing issues related to specific Volt purchase orders resulting in significant payment delays, which negatively impacted the 90-Day Delinquency Rate, as defined in the DZ Financing Program. Although this change improved the delinquency rate, it temporarily decreased the Company's borrowing availability under the DZ Financing Program by approximately $2.0 - $3.0 million. These payment delays were not credit related and the Company collected a significant portion of the past due amounts in late June 2019. The issue was resolved and the receivables from this customer were added back to the securitization pool under the original terms of the agreement, as permitted under a provision in the amendment.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of July 28, 2019, the letter of credit participation was $24.2 million inclusive of $22.8 million for the Company’s casualty insurance program, $1.2 million for the security deposit required under certain real estate lease agreements and $0.2 million for the Company's corporate credit card program. In the first quarter of fiscal 2018, the Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

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

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum Tangible Net Worth (as defined under the DZ Financing Program) of at least $30.0 million through fiscal 2019, which will increase to $40.0 million in fiscal 2020; (2) positive net income in any fiscal year ending after 2019; (3) maximum debt to tangible net worth ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets (as defined under the DZ Financing Program). At July 28, 2019, the Company was in compliance with all debt covenants. At July 28, 2019, there was $16.4 million of borrowing availability, as defined under the DZ Financing Program.

The Company had entered into the original agreement with DZ Bank when it exited its financing relationship with PNC Bank (“PNC Financing Program”). The Company used funds made available by the DZ Financing Program to repay all amounts outstanding under the PNC Financing Program, which terminated in accordance with its terms. The Company uses the availability from the DZ Financing Program from time-to-time for working capital and other general corporate purposes.

At July 28, 2019, the Company had outstanding borrowings under the DZ Financing Program of $55.0 million with a weighted average annual interest rate of 4.2% during both the third quarter and the first nine months of fiscal 2019. At July 29, 2018, the Company had outstanding borrowings under the DZ Financing program of $50.0 million, with a weighted average annual rate of 3.6% during the third quarter of fiscal 2018 and 3.5% in the first nine months of fiscal 2018.

Long-term debt consists of the following (in thousands):

	July 28, 2019	October 28, 2018
Financing programs	$55,000	$50,000
Less:
Deferred financing fees	1,152	932
Total long-term debt, net	$53,848	$49,068

NOTE 8: Earnings (Loss) Per Share

Basic and diluted net loss per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Numerator
Net loss	$(6,057)	$(11,418)	$(14,437)	$(29,799)

Denominator
Basic weighted average number of shares	21,157	21,071	21,106	21,044
Diluted weighted average number of shares	21,157	21,071	21,106	21,044

Net loss per share:
Basic	$(0.29)	$(0.54)	$(0.68)	$(1.42)
Diluted	$(0.29)	$(0.54)	$(0.68)	$(1.42)

Options to purchase 636,664 and 1,608,492 shares of the Company’s common stock were outstanding at July 28, 2019 and July 29, 2018, respectively. Additionally, there were 632,240 unvested restricted units and 466,929 outstanding at July 28, 2019 and July 29,

2018, respectively, and 355,318 and 276,396 unvested performance share units outstanding at July 28, 2019 and July 29, 2018, respectively. These awards were not included in the computation of diluted loss per share in fiscal 2019 and 2018 because the effect of their inclusion would have been anti-dilutive as a result of the Company’s net loss position in those periods.

NOTE 9: Share-Based Compensation Plans

For the three and nine months ended July 28, 2019, the Company recognized share-based compensation expense of $0.6 million and $1.3 million, respectively. For the three and nine months ended July 29, 2018, the Company recognized share-based compensation expense of $(0.3) million and $0.7 million, respectively. These expenses are included in Selling, administrative and other operating costs in the Company’s Consolidated Statements of Operations.
2019 Equity Incentive Plan
On May 1, 2019, the stockholders of the Company approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan permits the granting of (1) stock options, including incentive stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) performance awards, and (6) other awards valued in whole or in part by reference to or otherwise based on our common stock (as defined in the 2019 Plan, “other stock-based awards”). Subject to adjustment as provided in the 2019 Plan, up to an aggregate of 2,500,000 shares of the Company’s common stock will be available for awards under the 2019 Plan, plus any shares granted under the Company’s 2015 Equity Incentive Plan that become available for awards under such plan.
Equity Awards
During the third quarter of fiscal 2019, the Company granted long-term incentive awards in the aggregate of 237,325 performance stock units (“PSUs”) to executive management and 338,710 restricted stock units (“RSUs”) to certain employees including executive management. Additionally, an annual equity grant totaling 86,405 RSUs was made to the Board of Directors of the Company (“Board of Directors”).
The PSUs are eligible to vest in three equal tranches at the end of each performance period. Vesting of the PSUs is dependent on the achievement of the adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) margin percentage goals based on adjusted revenues at the end of each fiscal year end of the one-year, two-year and three-year performance periods and provided that the employees remain employed with the Company on each of those vesting dates. The payout percentages can range from 0% to 150%. The RSUs for the employees vest in equal annual tranches over three years, provided the employees remain employed with the Company on each of those vesting dates. The RSUs for the Board of Directors vest in one year from the grant date provided that the director provides continued service through the vesting date. The grant date fair value for the PSUs and RSUs is measured using the closing stock price on the grant date. The total fair value of the PSUs and RSUs granted during the third quarter of fiscal 2019 was approximately $1.0 million and $1.9 million, respectively.
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
Liability Awards
During fiscal 2018, the Company granted PSUs and RSUs that are classified as a liability at fair value, which is computed using a Monte Carlo simulation and re-measured periodically based on the effect that the market condition has on these awards. The liability and corresponding expense is adjusted accordingly until the awards are settled. As of the third quarter ended July 28, 2019, the total fair value of the remaining PSUs and RSUs was approximately $0.6 million and $0.9 million, respectively.
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
Upon vesting, the PSUs and RSUs may be settled in either cash or stock at the Company’s election, with any stock settlement being subject to the Company having a sufficient number of shares then available under its equity incentive plan to satisfy such awards. Any awards settled in cash will be capped at two times the Company’s closing stock price on the grant date, multiplied by the number of awards vesting. During the third quarter of fiscal 2019, the first tranches of the PSUs and RSUs that vested were settled in stock.
In fiscal 2017, the Company granted phantom units in the form of cash-settled RSUs to certain senior management level employees. The total fair value at the grant date was approximately $0.3 million with a weighted average fair value per unit of $4.35. The units vest in equal annual tranches over three years, provided the employees remain employed on each of those vesting dates. These awards are classified as a liability and re-measured at the end of each reporting period based on the change in fair value of one share of the

Company’s common stock. As of the third quarter ended July 28, 2019, the total fair value was less than $0.1 million and 6,012 phantom units were outstanding.
Summary of Equity and Liability Awards
The following tables summarize the activities related to the Company’s share-based equity and liability awards for the nine months ended July 28, 2019:

Performance Share Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at October 28, 2018	276,396	$3.38
Granted (a)	275,591	$4.25
Forfeited	(99,407)	$3.38
Vested	(97,262)	$3.82
Outstanding at July 28, 2019	355,318	$4.01
(a) Includes the incremental issuance of shares related to the Fiscal 2018 PSU grant.

Restricted Stock Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at October 28, 2018	582,831	$3.53
Granted	425,115	$4.32
Forfeited	(146,938)	$3.66
Vested	(157,321)	$3.56
Deferred	21,368	$3.20
Outstanding at July 28, 2019	725,055	$3.97

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at October 28, 2018	1,600,040	$5.25	7.27	$—
Exercised	(200,000)	$4.35	—	—
Forfeited	(302,792)	$5.54	—	—
Expired	(460,584)	$5.36	—	—
Outstanding at July 28, 2019	636,664	$6.18	7.12	$108

As of July 28, 2019, total unrecognized compensation expense of $3.5 million related to PSUs, stock options, RSUs and phantom units will be recognized over the remaining weighted average vesting period of 2.2 years, of which $0.6 million, $2.0 million, $0.7 million and $0.2 million are expected to be recognized in fiscal 2019, 2020, 2021 and 2022, respectively.
NOTE 10: Restructuring and Severance Charges

The Company incurred total restructuring and severance costs of $2.0 million and $3.1 million in the third quarter of fiscal 2019 and 2018, respectively, and $2.8 million and $3.7 million for the nine months ended July 28, 2019 and July 29, 2018, respectively.
2018 Restructuring Plan
On October 16, 2018, the Company approved a restructuring plan (the “2018 Plan”) based on an organizational and process redesign intended to optimize the Company’s strategic growth initiatives and overall business performance. In connection with the 2018 Plan, the Company incurred restructuring charges comprised of severance and benefit costs and facility and lease termination costs. The 2018 Plan is expected to be completed by the Company's fiscal year end on November 3, 2019. The Company incurred restructuring and severance costs of $0.5 million for the third quarter 2019. The total costs since inception through the third quarter of fiscal 2019 are approximately $5.3 million, consisting of $1.1 million in North American Staffing, $0.4 million in International Staffing and $3.8 million in Corporate and Other. As of July 28, 2019, the Company anticipates payments of $0.9 million and $0.6 million will be made in fiscal 2019 and 2020, respectively. The remaining $1.3 million related to facility and lease termination costs will be paid through December 2025.

Change in Executive Management
Effective June 6, 2018, Michael Dean departed from his role as President and Chief Executive Officer of the Company and is no longer a member of the Board of Directors. The Company and Mr. Dean subsequently executed a separation agreement, effective June 29, 2018 (the "Dean Separation Agreement"). The Company incurred related severance costs of $2.6 million in the third quarter of fiscal 2018, which is payable over a period of 24 months.
Exit of Customer Care Solutions Business
In the third quarter of fiscal 2019, the Company exited its customer care solutions business, which is currently reported as a part of the Corporate and Other category. This exit will enable the Company to further strengthen its focus on its core staffing business and align its resources to streamline operations, improve cost competitiveness and increase profitability. As a result of this exit, the Company incurred restructuring and severance costs of $1.4 million and $1.7 million during the third quarter and the first nine months of fiscal 2019, respectively.

Other Restructuring Costs
During fiscal 2019 and 2018, there were other restructuring actions taken by the Company as part of its continued efforts to reduce costs and achieve operational efficiency. The Company recorded severance costs of $0.1 million and $0.5 million in the third quarter of fiscal 2019 and 2018, respectively, primarily resulting from the elimination of certain positions.
Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Consolidated Balance Sheets. Activity for the first nine months of fiscal 2019 is summarized as follows (in thousands):

July 28, 2019
Balance, beginning of year	$5,702
Charged to expense	2,800
Cash payments	(4,326)
Ending Balance	$4,176
The remaining balance at July 28, 2019 of $4.2 million, primarily related to Corporate and Other, includes $2.3 million related to the cost reduction plan implemented in fiscal 2018, $1.1 million related to the change in executive management and $0.8 million related to the exit of the customer care solutions business.
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

(b)    Other Matters

As previously disclosed in the Annual Report on Form 10-K for the year ended October 28, 2018, certain qualification failures related to nondiscrimination testing for the Company’s 401(k) plans consisting of the (1) Volt Technical Services Savings Plan and the (2) Volt Information Sciences, Inc. Savings Plan occurred during plan years prior to 2016. The Company has obtained the approval from the Internal Revenue Service regarding the method for curing the failures and made a contribution of $0.8 million in early fourth quarter of 2019.

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

In the third quarter of fiscal 2019, the Company exited its customer care solutions business, which is currently reported as a part of the Corporate and Other category. This exit will enable the Company to further strengthen its focus on its core staffing business and align its resources to streamline operations, improve cost competitiveness and increase profitability. The Company’s other non-reportable businesses will continue to be combined and disclosed with corporate services under the category Corporate and Other.

Segment operating income (loss) is comprised of segment net revenue less cost of services, selling, administrative and other operating costs, restructuring and severance costs, and impairment charges. The Company allocates to the segments all operating costs except for costs not directly related to the operating activities such as corporate-wide general and administrative costs. These costs are not allocated because doing so would not enhance the understanding of segment operating performance and are not used by management to measure segment performance.

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Three Months Ended July 28, 2019
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$233,176	$193,641	$28,728	$9,555	$1,856	$(604)
Cost of services	197,528	164,809	24,181	7,053	2,089	(604)
Gross margin	35,648	28,832	4,547	2,502	(233)	—

Selling, administrative and other operating costs	38,395	24,346	4,023	1,382	8,644	—
Restructuring and severance costs	2,017	121	182	—	1,714	—
Impairment charge	79	—	—	—	79	—
Operating income (loss)	(4,843)	4,365	342	1,120	(10,670)	—
Other income (expense), net	(1,049)
Income tax provision	165
Net loss	$(6,057)

	Three Months Ended July 29, 2018
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$257,808	$215,679	$28,579	$6,959	$7,456	$(865)
Cost of services	221,448	184,724	23,917	5,400	8,272	(865)
Gross margin	36,360	30,955	4,662	1,559	(816)	—

Selling, administrative and other operating costs	42,222	27,971	3,944	1,414	8,893	—
Restructuring and severance costs	3,108	23	41	38	3,006	—
Operating income (loss)	(8,970)	2,961	677	107	(12,715)	—
Other income (expense), net	(1,142)
Income tax provision	1,306
Net loss	$(11,418)

	Nine Months Ended July 28, 2019
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$738,682	$614,360	$83,803	$27,351	$15,133	$(1,965)
Cost of services	629,078	526,172	70,414	20,157	14,300	(1,965)
Gross margin	109,604	88,188	13,389	7,194	833	—

Selling, administrative and other operating costs	117,144	77,063	11,659	3,941	24,481	—
Restructuring and severance costs	2,800	329	456	68	1,947	—
Impairment charge	426	—	—	—	426	—
Operating income (loss)	(10,766)	10,796	1,274	3,185	(26,021)	—
Other income (expense), net	(3,000)
Income tax provision	671
Net loss	$(14,437)

	Nine Months Ended July 29, 2018
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$774,365	$640,004	$90,062	$21,778	$25,520	$(2,999)
Cost of services	664,695	551,011	76,094	16,659	23,930	(2,999)
Gross margin	109,670	88,993	13,968	5,119	1,590	—

Selling, administrative and other operating costs	132,076	85,055	12,231	4,213	30,577	—
Restructuring and severance costs	3,730	32	340	117	3,241	—
Impairment charge	155	—	—	—	155	—
Operating income (loss)	(26,291)	3,906	1,397	789	(32,383)	—
Other income (expense), net	(2,932)
Income tax provision	576
Net loss	$(29,799)

(1) Revenues are primarily derived from Volt Customer Care Solutions through June 7, 2019.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions.

NOTE 13: Subsequent Events

On August 12, 2019, Paul Tomkins stepped down from his role as Senior Vice President and Chief Financial Officer of the Company effective August 23, 2019. In connection with Mr. Tomkins’ departure, the Board of Directors appointed Herbert M. Mueller as Senior Vice President and Chief Financial Officer of the Company, effective August 24, 2019.

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

Note Regarding the Use of Non-GAAP Financial Measures

We have provided certain Non-GAAP financial information, which includes adjustments for special items and certain line items on a constant currency basis, as additional information for segment revenue, our consolidated net income (loss) and segment operating income (loss). These measures are not in accordance with, or an alternative for, measures prepared in accordance with generally accepted accounting principles (“GAAP”) and may be different from Non-GAAP measures reported by other companies. We believe that the presentation of Non-GAAP measures on a constant currency basis and eliminating special items provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations because they permit evaluation of the results of our operations without the effect of currency fluctuations or special items that management believes make it more difficult to understand and evaluate our results of operations. Special items generally include impairments, restructuring and severance costs, as well as certain income or expenses which the Company does not consider indicative of the current and future period performance.

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

In the third quarter of fiscal 2019, the Company exited its customer care solutions business, which is currently reported as a part of the Corporate and Other category. This exit will enable the Company to further strengthen its focus on its core staffing business and align its resources to streamline operations, improve cost competitiveness and increase profitability. The Company’s other non-reportable businesses will continue to be combined and disclosed with corporate services under the category Corporate and Other.

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

As of July 28, 2019, we employed approximately 17,300 people, including 16,100 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate from approximately 85 locations worldwide with approximately 88% of our revenues generated in the United States. Our principal international markets include Europe, Canada and several Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

Recent Developments

On August 12, 2019, Paul Tomkins stepped down from his role as Senior Vice President and Chief Financial Officer of the Company effective August 23, 2019. In connection with Mr. Tomkins’ departure, the Board of Directors appointed Herbert M. Mueller as Senior Vice President and Chief Financial Officer of the Company, effective August 24, 2019.

Consolidated Results by Segment

	Three Months Ended July 28, 2019
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$233,176	$193,641	$28,728	$9,555	$1,856	$(604)
Cost of services	197,528	164,809	24,181	7,053	2,089	(604)
Gross margin	35,648	28,832	4,547	2,502	(233)	—

Selling, administrative and other operating costs	38,395	24,346	4,023	1,382	8,644	—
Restructuring and severance costs	2,017	121	182	—	1,714	—
Impairment charge	79	—	—	—	79	—
Operating income (loss)	(4,843)	4,365	342	1,120	(10,670)	—
Other income (expense), net	(1,049)
Income tax provision	165
Net loss	$(6,057)

	Three Months Ended July 29, 2018
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$257,808	$215,679	$28,579	$6,959	$7,456	$(865)
Cost of services	221,448	184,724	23,917	5,400	8,272	(865)
Gross margin	36,360	30,955	4,662	1,559	(816)	—

Selling, administrative and other operating costs	42,222	27,971	3,944	1,414	8,893	—
Restructuring and severance costs	3,108	23	41	38	3,006	—
Operating income (loss)	(8,970)	2,961	677	107	(12,715)	—
Other income (expense), net	(1,142)
Income tax provision	1,306
Net loss	$(11,418)

(1) Revenues are primarily derived from Volt Customer Care Solutions through June 7, 2019.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions.

Results of Operations Consolidated (Q3 2019 vs. Q3 2018)

Net revenue in the third quarter of fiscal 2019 decreased $24.6 million, to $233.2 million from $257.8 million in the third quarter of fiscal 2018. The net revenue decrease was primarily due to a decrease in our North American Staffing segment of $22.1 million and a decrease in the Corporate and Other category of $5.6 million (related to the exit from our customer care solutions business in June 2019), partially offset by an increase in our North American MSP segment of $2.6 million. Excluding the negative impact of foreign currency fluctuations of $1.3 million and a $5.6 million revenue decline from a business exited during the period, net revenue decreased $17.7 million, or 7.1%.
Operating loss in the third quarter of fiscal 2019 decreased $4.2 million, to $4.8 million from $9.0 million in the third quarter of fiscal 2018. Excluding a business exited during the period as well as restructuring and severance costs and impairment charges, operating loss decreased $2.3 million, or 45.4%. This decrease in operating loss of $2.3 million was primarily the result of improvements in our North American Staffing segment of $1.5 million and North American MSP segment of $1.0 million.

Results of Operations by Segment (Q3 2019 vs. Q3 2018)
Net Revenue
The North American Staffing segment revenue decreased $22.1 million, or 10.2%, in the third quarter of fiscal 2019. The segment's revenue was impacted by lower demand from certain large customers and changes in other customers' staffing models, partially offset by growth from new and existing customers. This decrease was primarily driven by lower demand from customers in our light industrial as well as administrative and office job categories.
International Staffing segment revenue increased $0.1 million, or 0.5%, in the third quarter of fiscal 2019. However, excluding the negative impact of foreign exchange rate fluctuations of $1.3 million, revenue increased $1.4 million, or 5.4%, primarily due to growth in demand in Belgium and France.
The North American MSP segment revenue increased $2.6 million, or 37.3%, as a result of increased demand in both payroll service and managed service businesses.
The Corporate and Other category revenue decreased $5.6 million, or 75.1%, primarily as a result of our exit from the customer care solutions business in the beginning of June 2019.
Cost of Services and Gross Margin

Cost of services in the third quarter of fiscal 2019 decreased $23.9 million, or 10.8% to $197.5 million from $221.4 million in the third quarter of fiscal 2018. Gross margin as a percent of revenue in the third quarter of fiscal 2019 increased to 15.3% from 14.1% in the third quarter of fiscal 2018. Our North American Staffing segment margin as a percent of revenue improved as a result of lower payroll tax rates primarily from a reduction in California unemployment tax rates, partially offset by a decline in higher-margin direct hire and administrative fee revenue. Our North American MSP segment margin increased as a result of the increase in revenue for both managed service and payroll service businesses as well as improved margin as a percent of revenue in this segments' managed service revenue. In addition, gross margin was impacted by our customer care solutions business which we exited in June 2019. Excluding this business, gross margin in the third quarter of fiscal 2019 increased to 15.5% from 14.9% in the third quarter of fiscal 2018.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the third quarter of fiscal 2019 decreased $3.8 million, or 9.1%, to $38.4 million from $42.2 million in the third quarter of fiscal 2018. The decrease was primarily due to on-going cost reductions in all areas of the business, including $3.3 million in labor and related costs due to lower headcount and revised incentive plans as well as $0.7 million in facility related costs. As a percent of revenue, selling, administrative and other operating costs were 16.5% and 16.4% in the third quarter of fiscal 2019 and 2018, respectively.
Restructuring and Severance Costs

Restructuring and severance costs in the third quarter of fiscal 2019 decreased $1.1 million, to $2.0 million from $3.1 million in the third quarter of fiscal 2018. The costs in the third quarter of fiscal 2019 were primarily due to lease termination costs in connection with exiting our customer care solutions business in the third quarter of fiscal 2019. In the third quarter of fiscal 2018, costs were incurred in accordance with the Dean Separation Agreement.
Other Income (Expense), net
Other expense in the third quarter of fiscal 2019 decreased $0.1 million, to $1.0 million from $1.1 million in the third quarter of fiscal 2018 due to a decrease in non-cash foreign exchange losses primarily on intercompany balances and lower amortization of deferred financing fees. These improvements were partially offset by increased interest expense as a result of higher rates and an increase in borrowings under our financing program.
Income Tax Provision
The income tax provisions of $0.2 million and $1.3 million in the third quarter of fiscal 2019 and 2018, respectively, were primarily related to locations outside of the United States.

Consolidated Results by Segment

	Nine Months Ended July 28, 2019
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$738,682	$614,360	$83,803	$27,351	$15,133	$(1,965)
Cost of services	629,078	526,172	70,414	20,157	14,300	(1,965)
Gross margin	109,604	88,188	13,389	7,194	833	—

Selling, administrative and other operating costs	117,144	77,063	11,659	3,941	24,481	—
Restructuring and severance costs	2,800	329	456	68	1,947	—
Impairment charge	426	—	—	—	426	—
Operating income (loss)	(10,766)	10,796	1,274	3,185	(26,021)	—
Other income (expense), net	(3,000)
Income tax provision	671
Net loss	$(14,437)

	Nine Months Ended July 29, 2018
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$774,365	$640,004	$90,062	$21,778	$25,520	$(2,999)
Cost of services	664,695	551,011	76,094	16,659	23,930	(2,999)
Gross margin	109,670	88,993	13,968	5,119	1,590	—

Selling, administrative and other operating costs	132,076	85,055	12,231	4,213	30,577	—
Restructuring and severance costs	3,730	32	340	117	3,241	—
Impairment charge	155	—	—	—	155	—
Operating income (loss)	(26,291)	3,906	1,397	789	(32,383)	—
Other income (expense), net	(2,932)
Income tax provision	576
Net loss	$(29,799)

(1) Revenues are primarily derived from Volt Customer Care Solutions through June 7, 2019.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions.

Results of Operations Consolidated (Q3 2019 YTD vs. Q3 2018 YTD)

Net revenue in the first nine months of fiscal 2019 decreased $35.7 million, to $738.7 million from $774.4 million in the first nine months of fiscal 2018. The net revenue decrease was primarily due to decreases in our North American Staffing segment of $25.6 million, the Corporate and Other category of $10.4 million and our International Staffing segment of $0.8 million, as well as the negative impact of foreign currency fluctuations of $4.8 million. These decreases were partially offset by an increase of $5.6 million in our North American MSP segment. Excluding the impact of foreign currency fluctuations and $11.0 million in revenue from businesses exited during the period, net revenue decreased $19.9 million, or 2.7%.
Operating loss in the first nine months of fiscal 2019 decreased $15.5 million, to $10.8 million from $26.3 million in the first nine months of fiscal 2018. Excluding businesses exited during the period as well as restructuring and severance costs and impairment charges, operating loss decreased $14.9 million, or 62.4%. This decrease in operating loss of $14.9 million was primarily the result of improvements in our North American Staffing segment of $7.2 million and North American MSP segment of $2.3 million. In addition, the Corporate and Other category improved by $5.4 million primarily as a result of reductions in corporate support costs.

Results of Operations by Segment (Q3 2019 YTD vs. Q3 2018 YTD)
Net Revenue
The North American Staffing segment revenue decreased $25.6 million, or 4.0%, in the first nine months of fiscal 2019. The year over year decrease in revenue improved from a decline of 7.9% in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. This decrease was driven by decreases from customers in our professional and administrative and office job categories partially offset by increased demand from customers in our light industrial job category.
International Staffing segment revenue decreased $6.3 million, or 6.9%, in the first nine months of fiscal 2019. Excluding the negative impact of foreign exchange rate fluctuations of $4.8 million and $0.7 million in revenue from a business exited during the period, revenue declined $0.8 million, or 1.0%, primarily due to lower demand in the United Kingdom offset by growth in Belgium and France.
The North American MSP segment revenue increased $5.6 million, or 25.6%, as a result of growth in both payroll service and managed service businesses. The loss of several programs in early fiscal 2018 was offset by new contracts and program expansions in the latter half of the year.
The Corporate and Other category revenue decreased $10.4 million, or 40.7%, primarily as a result of our exit from the customer care solutions business in the beginning of June 2019. This business experienced lower headcount from reduced client demand earlier in the year.
Cost of Services and Gross Margin
Cost of services in the first nine months of fiscal 2019 decreased $35.6 million, or 5.4%, to $629.1 million from $664.7 million in the first nine months of fiscal 2018. Gross margin as a percent of revenue in the first nine months of fiscal 2019 increased to 14.8% from 14.2% in the first nine months of fiscal 2018. Our North American Staffing segment margin as a percent of revenue improved as a result of lower payroll tax rates primarily from a reduction in California unemployment tax rates, partially offset by a higher mix of larger price-competitive customers. In addition, our North American MSP segment margin as a percent of revenue increased due to increases in both payroll and managed service businesses. This improvement was partially offset by lower margins from our customer care solutions business which we exited in June 2019 and experienced lower headcount from reduced client demand earlier in the year. Excluding this business, gross margin increased to 15.1% in the first nine months of fiscal 2019 from 14.5% in the first nine months of fiscal 2018.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first nine months of fiscal 2019 decreased $15.0 million, or 11.3%, to $117.1 million from $132.1 million in the first nine months of fiscal 2018. The decrease was primarily due to on-going cost reductions in all areas of the business, including $9.9 million in labor and related costs due to lower headcount and revised incentive plans, $1.9 million in facility related costs and $0.7 million in travel expenses. In addition, legal and consulting fees were $3.2 million lower primarily related to corporate and cost-efficiency initiatives in the first quarter of fiscal 2018. These improvements were offset by $1.4 million in higher medical claims experience in the first nine months of fiscal 2019. As a percent of revenue, these costs were 15.9% and 17.1% in the first nine months of fiscal 2019 and 2018, respectively.
Restructuring and Severance Costs

Restructuring and severance costs in the first nine months of fiscal 2019 decreased $0.9 million to $2.8 million from $3.7 million in the first nine months of fiscal 2018. The costs in the first nine months of fiscal 2019 are primarily due to severance and lease termination costs in connection with exiting our customer care solutions business. In the first nine months of fiscal 2018, costs were incurred in accordance with the Dean Separation Agreement.
Impairment Charges

Impairment charges in the first nine months of fiscal 2019 increased $0.2 million, to $0.4 million from $0.2 million in the first nine months of fiscal 2018. In the first nine months of fiscal 2019, we recorded an impairment charge of $0.3 million on equipment used in our customer care solutions business. In the first nine months of fiscal 2018, we made the decision to forgo future use of a previously purchased software tool, which resulted in an impairment charge of $0.2 million.

Other Income (Expense), net
Other expense in the first nine months of fiscal 2019 increased $0.1 million, or 2.3%, to $3.0 million from $2.9 million in the first nine months of fiscal 2018, primarily as a result of increased interest expense as a result of higher rates and an increase in borrowings under our financing program as well as an increase in non-cash foreign exchange losses primarily on intercompany balances. These increases were partially offset by lower amortization of deferred financing fees.
Income Tax Provision (Benefit)
The income tax provision of $0.7 million in the first nine months of fiscal 2019 was primarily related to locations outside of the United States. The income tax provision of $0.6 million in the first nine months of fiscal 2018 was offset by a $1.1 million reversal of uncertain tax provisions partially offset by a provision primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from our financing arrangements with DZ Bank AG Deutsche Zentral Genossenschafsbank (“DZ Bank”) and with PNC Bank, National Association (“PNC Bank”) until the termination of the PNC Financing Program in January 2018. Borrowing capacity under these arrangements is directly impacted by the level of accounts receivable, which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 15 - 45 day credit terms, with few extenuating exceptions, while our payroll and certain taxes are paid weekly.

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

On July 19, 2019, we amended and restated our long-term $115.0 million accounts receivable securitization program with DZ Bank, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from originators in the United Kingdom, which adds an additional $5.0 - $7.0 million in borrowing availability. This will improve available liquidity allowing us to continue to advance our capital allocation plan and will provide us with additional resources to execute our business strategy.

Entering fiscal 2019, we have significant tax benefits including federal net operating loss carryforwards of $187.5 million and U.S. state net operating loss carryforwards of $224.1 million as well as federal tax credits of $51.3 million, which are fully reserved with a valuation allowance. Such loss carryforwards and credits are available for utilization against corporate income tax that may result in the future. We also have capital loss carryforwards of $12.9 million, which we will be able to utilize against potential future capital gains that may arise in the near future.

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

On June 4, 2019, we entered into an amendment with DZ Bank to temporarily exclude the receivables due from a specific customer from the securitization pool under our DZ Financing Program for three subsequent reporting periods as of May 2019 through July 2019. This customer experienced internal processing issues related to specific Volt purchase orders resulting in significant payment delays, which negatively impacted the 90-Day Delinquency Rate, as defined in the DZ Financing Program. Although, this change improved the delinquency rate, it also temporarily decreased our borrowing availability under the DZ Financing Program by approximately $2.0 - $3.0 million. These payment delays were not credit related and the Company collected a significant portion of the past due amounts in late June 2019. The issue was resolved and the receivables from this customer were added back to the securitization pool under the original terms of the agreement, as permitted under a provision in the amendment.

In the third quarter of fiscal 2019, we exited our customer care solutions business. This business previously contributed accounts receivable as collateral under the DZ Financing Program and its exit had a diminishing effect on our borrowing base under the DZ Financing Program.

At July 28, 2019, the Company had outstanding borrowings under the DZ Financing Program of $55.0 million. Borrowing availability, as defined under the DZ Financing Program, was $16.4 million and global liquidity was $40.6 million at July 28, 2019.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the financial covenants. At July 28, 2019, we were in compliance with all debt covenants. We believe, based on our current outlook, we will continue to be able to meet our financial covenants.

The following table sets forth our cash and global liquidity levels at the end of our last five quarters (in thousands):

Global Liquidity
	July 29, 2018	October 28, 2018	January 27, 2019	April 28, 2019	July 28, 2019
Cash and cash equivalents (a)	$29,929	$24,763	$32,925	$39,689	$36,031

Total outstanding debt	$50,000	$50,000	$55,000	$55,000	$55,000

Cash in banks (b)(c)	$22,454	$17,685	$23,646	$29,946	$24,224
DZ Financing Program (d)	30,280	38,302	31,072	22,222	16,416
Global liquidity	52,734	55,987	54,718	52,168	40,640
Minimum liquidity threshold	15,000	15,000	15,000	15,000	15,000
Available liquidity	$37,734	$40,987	$39,718	$37,168	$25,640

a.	Per financial statements.

b.	Amount generally includes outstanding checks.

c.
Amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of July 28, 2019, the balance in the USB collections account included in the DZ Financing Program availability was $6.8 million.

d.	The borrowing base included the receivables from the United Kingdom effective July 19, 2019 and excluded the receivables from the customer care solutions business which we exited in June 2019.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Nine Months Ended
	July 28, 2019	July 29, 2018
Net cash provided by (used in) operating activities	$10,161	$(10,025)
Net cash used in investing activities	(6,227)	(2,099)
Net cash provided by (used in) financing activities	4,063	(1,684)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(633)	(817)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,364	$(14,625)

Cash Flows - Operating Activities

The net cash provided by operating activities in the nine months ended July 28, 2019 was $10.2 million, an increase of $20.2 million from net cash used in operating activities of $10.0 million in the nine months ended July 29, 2018. This increase resulted primarily from a decrease in net loss of $15.4 million and a higher amount of cash provided by operating assets and liabilities, primarily from accounts payable and accounts receivable offset by other assets and income taxes.

Cash Flows - Investing Activities

The net cash used in investing activities in the nine months ended July 28, 2019 was $6.2 million, principally for purchases of property, equipment and software of $6.3 million. The net cash used in investing activities in the nine months ended July 29, 2018 was $2.1 million, principally for the purchases of property, equipment and software of $2.3 million.

Cash Flows - Financing Activities

The net cash provided by financing activities in the nine months ended July 28, 2019 was $4.1 million as a result of a $5.0 million net draw down of borrowings under the DZ Financing Program partially offset by debt issuance costs of $0.6 million. The net cash used in financing activities in the nine months ended July 29, 2018 was $1.7 million mainly due to debt issuance costs of $1.4 million.
Financing Program

On July 19, 2019, we amended and restated our DZ Financing Program, a long-term $115.0 million accounts receivable securitization program with DZ Bank which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from originators in the United Kingdom, which adds an additional $5.0 - $7.0 million in borrowing availability. All other material terms and conditions of the original agreement remain substantially unchanged.

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, that subsidiary may request that DZ Bank make loans from time-to-time to that subsidiary which are secured by liens on those receivables.

On June 4, 2019, we entered into an amendment with DZ Bank to temporarily exclude the receivables due from a specific customer from the securitization pool under our DZ Financing Program for three subsequent reporting periods as of May 2019 through July 2019. This customer experienced internal processing issues related to specific Volt purchase orders resulting in significant payment delays, which negatively impacted the 90-Day Delinquency Rate, as defined in the DZ Financing Program. Although this change improved the delinquency rate, it temporarily decreased our borrowing availability under the DZ Financing Program by approximately $2.0 - $3.0 million. These payment delays were not credit related and the Company collected a significant portion of the past due amounts in late June 2019. The issue was resolved and the receivables from this customer were added back to the securitization pool under the original terms of the agreement, as permitted under a provision in the amendment.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of July 28, 2019, the letter of credit participation was $24.2 million inclusive of $22.8 million for the Company’s casualty insurance program, $1.2 million for the security deposit required under certain real estate lease agreements and $0.2 million for the Company's corporate credit card program. The Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

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

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum Tangible Net Worth (as defined under the DZ Financing Program) of at least $30.0 million through fiscal 2019, which will increase to $40.0 million in fiscal 2020; (2) positive net income in any fiscal year ending after 2019; (3) maximum debt to tangible net worth ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets (as defined under the DZ Financing Program). At July 28, 2019, the Company was in compliance with all debt covenants. At July 28, 2019, there was $16.4 million of borrowing availability, as defined under the DZ Financing Program.

We had entered into the original agreement with DZ Bank when it exited its financing relationship with PNC Bank (“PNC Financing Program”). We used funds made available by the DZ Financing Program to repay all amounts outstanding under the PNC Financing Program, which terminated in accordance with its terms. We use the availability from the DZ Financing Program from time-to-time for working capital and other general corporate purposes.

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

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At July 28, 2019, we had cash and cash equivalents on which interest income is earned at variable rates. At July 28, 2019, we had a long-term $115.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.1 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.1 million in the first nine months of fiscal 2019.
Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the fiscal period balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect on the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar strengthened relative to many foreign currencies as of July 28, 2019 compared to October 28, 2018. Consequently, stockholders’ equity decreased $0.6 million as a result of the foreign currency translation as of July 28, 2019.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of July 28, 2019 would result in an approximate $1.1 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of July 28, 2019 would result in an approximate $1.1 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.
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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended July 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.1	2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed February 22, 2019; File No. 001-9232)

10.2	Volt Information Sciences, Inc. Form of Performance Stock Unit Award Agreement

10.3	Volt Information Sciences, Inc. Form of Restricted Stock Unit Award Agreement

10.4	Volt Information Sciences, Inc. Form of Director Restricted Stock Unit Award Agreement

10.5	Volt Information Sciences, Inc. Form of Director Deferred Restricted Stock Unit Award Agreement

10.6
Amended and Restated Employment Agreement by and between Volt Information Sciences, Inc. and Lori M. Schultz, dated as of June 25, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2019; File No. 001-9232)

Exhibits	Description
10.7
Amended and Restated Receivables Loan and Security Agreement, dated as of July 19, 2019, by and among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-9232)

10.8
Amended and Restated Receivables Purchase and Sale Agreement, dated as of July 19, 2019, among Volt Management Corp. and P/S Partner Solutions, Ltd., as originators, Volt Information Sciences, Inc. and Volt Funding II, LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-9232)

10.9
Receivables Purchase and Sale Agreement, dated as of July 19, 2019, among Volt Consulting Group Limited and Volt Europe Limited, as originators, Volt Information Sciences, Inc. and Volt Funding II, LLC, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-9232)

10.10
Amended and Restated Limited Guaranty, dated as of July 19, 2019, by Volt Information Sciences, Inc. in favor of DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-9232)

10.11
Employment Agreement by and between Volt Information Sciences, Inc. and Herbert M. Mueller, effective as of August 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 14, 2019; File No. 001-9232)

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

VOLT INFORMATION SCIENCES, INC.

Date: September 5, 2019	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: September 5, 2019	By:	/s/ Herbert M. Mueller
Herbert M. Mueller
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 5, 2019	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller and Chief Accounting Officer (Principal Accounting Officer)