Form 10-K
period 2019-11-03
VOLT INFORMATION SCIENCES, INC.
filed 2020-01-16
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 3, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-09232
VOLT INFORMATION SCIENCES, INC.
(Exact name of registrant as specified in its charter)

New York	13-5658129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Charles Lindbergh Boulevard, Uniondale, New York	11553
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(516) 228-6700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.10 Par Value	VOLT	NYSE AMERICAN
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 28, 2019, there were 21,211,828 shares of common stock outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates as of April 28, 2019 was $61,647,969, calculated by using the closing price of the common stock on such date on the NYSE AMERICAN market of $4.92.
As of January 10, 2020, there were 21,408,659 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent stated herein.

VOLT INFORMATION SCIENCES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 3, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are “forward-looking” statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events of our business and industry in general. The terms “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the following:

•	competition within the staffing industry which has few significant barriers to entry;

•	weak economic and uncertain business conditions;

•	failure to comply with financial covenants;

•	inability to renew our credit facility or obtain a suitable replacement financing arrangement;

•	inability to execute successfully on our business strategies or achieve the intended results;

•	cyber-attacks or the improper disclosure of sensitive or confidential employee or customer data;

•	employment-related claims, indemnification claims and other claims from clients and third parties;

•	litigation costs;

•	the loss of major customers;

•	inability to maintain effective internal controls over financial reporting;

•	new or increased government regulation, employment costs and taxes;

•	foreign currency fluctuations and other global business risks;

•	fluctuations in interest rates and turmoil in the financial markets;

•	contracts with no minimum purchase requirements, or cancellable during the term or both;

•	failure to keep pace with rapid changes in technology;

•	vulnerability of information technology systems to damage and/or interruption;

•	inability to attract and retain high quality personnel and members of management;

•	changes in sentiment toward the staffing industry that could affect the marketplace for our services;

•	inability to retain acceptable insurance coverage limits at a commercially reasonable cost and terms;

•	unexpected changes in workers' compensation and other insurance plans;

•	impairment charges relating to our goodwill and long-lived assets;

•	volatility of stock price and related ability of investors to resell their shares at or above the purchase price;

•	significant percentage of common stock owned by a limited number of shareholders and their ability to exercise significant influence over the Company;

•	potential proxy contest for the election of directors at our annual meeting; and

•	New York State law and our Articles of Incorporation and By-laws contain provisions that could make a takeover of the Company more difficult.

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
Volt Information Sciences, Inc. (the “Company” or “Volt”) is a global provider of staffing services (traditional time and materials-based as well as project-based). Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily administrative and light industrial (commercial) as well as technical, information technology and engineering (professional) positions. Our managed service programs (“MSP”) involve managing the procurement and on-boarding of contingent workers from multiple providers. Through June 2019, when we exited this business, our customer care solutions business specialized in serving as an extension of our customers’ consumer relationships and processes including collaborating with customers, from help desk inquiries to advanced technical support. We also provided quality assurance services through the date of sale of this business in October 2017. In addition, through the date of the sale of Maintech in March 2017, we provided information technology infrastructure services which included server, storage, network and desktop IT hardware maintenance, data center and network monitoring and operations.
The Company was incorporated in New York in 1957. Unless the context otherwise requires, throughout this report, the words “Volt,” “the Company,” “we,” “us” and “our” refer to Volt Information Sciences, Inc. and its consolidated subsidiaries.
Geographic Regions and Segments
Volt operates in approximately 70 of its own locations and has an on-site presence in over 50 customer locations. Approximately 88% of our revenue is generated in the United States where we have employees in nearly all 50 states. Our principal non-U.S. markets include Europe, Canada and Asia Pacific locations. Our global footprint enables us to deliver consistent quality to our large strategic customers that require an established international presence.

Our reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) North American MSP. All other business activities that do not meet the criteria to be reportable segments are aggregated with corporate services under the category Corporate and Other. Our reportable segments have been determined in accordance with our internal management structure, which is based on operating activities. We evaluate business performance based upon several metrics, primarily using revenue and segment operating income as the relevant financial measures. We believe segment operating income provides management and investors a measure to analyze operating performance of each business segment against historical and competitors’ data, although historical results, including operating income, may not be indicative of future results as operating income is highly contingent on many factors including the state of the economy, competitive conditions and customer preferences.

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

We report our segment information in accordance with the provisions of the Financial Accounting Standards Board Accounting Standards Codification 280, Segment Reporting (“ASC 280”). See Note 18, “Segment Disclosures” for further information.

In June 2019, the Company exited its customer care solutions business, which is currently reported as a part of the Corporate and Other category. This exit allows the Company to further strengthen its focus on its core staffing business and align its resources to streamline operations, improve cost competitiveness and increase profitability. The Company’s other non-reportable businesses will continue to be combined and disclosed with corporate services under the category Corporate and Other.
Description of the Reportable Segments and Corporate and Other Category
North American and International Staffing Segments
Our two staffing services segments provide workforce management expertise through locations in North America, Europe and Asia Pacific locations. We deliver a broad spectrum of contingent staffing, direct placement, staffing management, and other employment services. Our contingent workers are placed on assignment with our customers in a broad range of occupations including manufacturing, assembly, warehousing, industrial, information technology, engineering, pharmaceutical, administrative, call center, accounting and finance.

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
Within our staffing services segments, we refer to customers that require multi-location, coordinated account management and service delivery in multiple skill sets as strategic customers, and to customers that are primarily in a single location with sales and delivery handled primarily from a geographically local team and with relatively few headcount on assignment in one or two skill sets as retail customers. We provide traditional staffing services for which we are paid predominantly on a time and materials basis. The contingent staff that we provide often work under the supervision of our customers.
Volt’s contingent staffing services enable customers to easily scale their workforce to meet changing business conditions, complete a specific project, secure the services of a specialist on an as-needed basis, substitute for regular employees during vacation or other temporary absences, staff high turnover positions, or meet seasonal peaks in workforce needs. When requested, we also provide Volt personnel at the customer’s location to coordinate and manage the administration of contingent workers. Many customers rely on Volt’s staffing services as a strategic element of their overall workforce, allowing them to more efficiently meet their fluctuating staffing requirements.
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
Corporate and Other Category
Our Corporate and Other category consists of our corporate services and remote hire services business in India, as well as our customer care solutions business through June 2019 and our quality assurance services and information technology infrastructure services businesses in fiscal 2017. We sold our information technology infrastructure business during the second quarter of fiscal 2017 and the quality assurance business during the fourth quarter of fiscal 2017.
Our corporate services provide entity-wide general and administrative functions that support all of our segments.
Our remote hire services business in India provides skilled resources, technical infrastructure, and management for various areas including software development, engineering, web design, technical support, call center operations, sales and marketing, customer service, research, and back-office accounting and administration.
Through the date of sale in October 2017, our quality assurance services business assisted in ensuring our customers’ products perform as designed. These services extended to game, hardware, software, consumer product as well as mobile product and service offerings. We also provided business intelligence and analytics services by assisting our customers in making informed business decisions through implementing quality assurance methodologies, which when combined with visibility of our customers’ data allowed us to reduce inefficiencies and optimize our customers’ business.

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

Business Strategy
Strengthened the Foundation
Beginning in 2016, the Company focused on strengthening our foundation by simplifying our corporate structure, streamlining operational focus, strengthening our balance sheet and improving financial flexibility. We successfully monetized non-strategic company-owned real estate in fiscal 2016 and sold our non-core businesses including our quality assurance and our information technology infrastructure businesses in fiscal 2017 and exited our customer care solutions business in fiscal 2019. These divestitures enabled us to strengthen our liquidity position, simplify our corporate structure and streamline operational focus on opportunities within our core staffing services business.
In fiscal 2017, we deployed a new information technology system which encompassed our front and back-office financial suite that is critical to our success and offered more functionality at a lower cost to the Company. We continue to add functionality to our underlying information technology systems and to improve our competitiveness in the marketplace. Through our strategy of improving efficiency in all aspects of our operations, we believe we can continue to realize organic growth opportunities, reduce costs, and increase profitability.
In addition, during fiscal 2017, we significantly reduced our outstanding debt by $47.1 million, or 48%, as compared to debt outstanding at the end of fiscal 2016. On January 25, 2018, we entered into a two-year $115.0 million accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschafsbank (“DZ Bank”) which improved our debt maturity profile and provided additional runway to execute our strategic plan. During fiscal 2019, we amended and restated the agreement to allow for the inclusion of certain accounts receivable from an originator in the United Kingdom further expanding our borrowing availability.

Current Strategic Priorities
In fiscal 2018 and 2019, we hired prominent staffing industry veterans to strengthen our sales leadership team with a focus on our new sales strategy to enhance financial performance and build a foundation for sustainable growth. This strategy includes the following priorities:

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

Capital Allocation

We have prioritized our capital allocation strategy to strengthen our balance sheet and increase our competitiveness in the marketplace. The timing of these capital allocation priorities is highly dependent upon attaining the profitability objectives outlined in our plan and generating positive cash flows. We also see this as an opportunity to demonstrate our ongoing commitment to Volt shareholders as we continue to execute on our plan and return to sustainable profitability. Our capital allocation strategy includes the following elements:

•
Maintaining appropriate levels of working capital. Our business requires a certain level of cash resources to efficiently execute operations. Consistent with similar companies in our industry and operational capabilities, we estimate this amount to be 1.5 times our weekly cash distributions on a global basis and must accommodate seasonality and cyclical trends;

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
Customers
The Company serves multinational, national and local customers, providing staffing services (traditional time and materials-based as well as project-based) and managed service programs (as well as customer care solutions through June 2019 and quality assurance services and information technology infrastructure services in fiscal 2017). The Company had no single customer that accounted for more than 10% of consolidated net revenue in fiscal 2019, 2018 or 2017. Our top 10 customers, which are not the same in each year, represented approximately 39%, 36% and 30% of revenue in fiscal 2019, 2018 and 2017, respectively. The loss of one or more of these customers, unless the business is replaced, could have an adverse effect on our results of operations or cash flows.
In fiscal 2019, the International Staffing segment’s revenue included three customers which accounted for approximately 15%, 13% and 11% of the total revenue of that segment. The North American MSP segment’s revenue included two customers which accounted for approximately 24% and 11% of the total revenue of that segment.
In fiscal 2018, the International Staffing segment’s revenue included three customers which accounted for approximately 13%, 12% and 11% of the total revenue of that segment. The North American MSP segment’s revenue included one customer which accounted for approximately 12% of the total revenue of that segment.
In fiscal 2017, the North American MSP segment’s revenue included one customer which accounted for approximately 34% of the total revenue of that segment.
For fiscal 2019, 2018 and 2017, 88%, 88% and 87% of our total revenue, respectively, was from customers in the United States.
Competition
In most areas, no single company has a dominant share of the employment services market. The largest companies in the industry collectively represent less than half of all staffing services revenues, and there are many smaller companies competing in varying degrees at local levels or in particular market sectors. Dominant leaders in the industry include Adecco, Allegis, Kelly Services, Inc., Manpower Group and Randstad.
In addition, there are numerous smaller local companies in the various geographic markets in which we operate. Companies in our industries primarily compete on price, service quality, new capabilities and technologies, marketing methods and speed of fulfilling assignments.
Intellectual Property

VOLT is the principal registered trademark for our brand in the United States. ARCTERN, REMOTEHIRE and VOLTSOURCE are other registered trademarks in the United States. The Company also owns and uses common law trademarks and service marks.

We also own copyrights and license technology from many providers. We rely on a combination of intellectual property rights in the United States and abroad to protect our brand and proprietary information.

Seasonality
Our staffing services revenue and operating income are typically lowest in our first fiscal quarter due to the holiday season and are affected by customer facility closures during the holidays (in some cases for up to two weeks), and closures caused by severe weather conditions. The demand for our staffing services typically increases during our third and fourth fiscal quarters when customers increase the use of our administrative and industrial labor during the summer vacation period. The first few months of the calendar year typically have the lowest margins as employer payroll tax contributions restart each year in January. Margins typically increase in subsequent fiscal quarters as annual payroll tax contribution maximums are met, particularly for higher salaried employees.
Employees
As of November 3, 2019, Volt employed approximately 17,100 people, including approximately 15,900 who were on contingent staffing assignments, with the remainder as full-time employees. The workers on contingent staffing assignments are on our payroll for the length of their assignment.
We are focused on developing a team that has both strong and deep experience and the leadership skills that are required to support our growth. Our strategy is to be a leader in the markets we serve, which we plan to achieve by developing new workforce capabilities and a committed, diverse world-class management team.
We believe that our relations with our employees are satisfactory. While claims and legal actions related to staffing matters arise on a routine basis, we believe they are inherent in maintaining a large workforce.
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
Access to Our Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. These and other SEC reports filed by us are available to the public free of charge at the SEC’s website at www.sec.gov and in the Investors section on our website at www.volt.com, as soon as reasonably practicable after filing with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.
Copies of our Code of Conduct and Ethics and other significant corporate documents (our Corporate Governance Guidelines, Nominating/Corporate Governance Committee Charter, Audit Committee Charter, Human Resources and Compensation Committee Charter, Code of Business Conduct and Ethics, Whistleblower Policy, Foreign Corrupt Practices Act Policy, Equal Employment Opportunity Policy, Privacy Policy and Insider Trading Policy) are also available in the Corporate Governance section at our website. Copies are also available without charge upon request to Volt Information Sciences, Inc., 50 Charles Lindbergh Boulevard, Suite 206, Uniondale, NY 11553, Attention: Shareholder Relations, or by calling us at 817-778-8424.

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
Our credit facility contains financial covenants that may limit our ability to take certain actions
We remain dependent upon our financing agreement which includes certain financial covenants. These covenants could constrain the execution of our business strategy and growth plans. Our ability to continue to meet these financial covenants is not assured. If we default under any of these requirements, our lenders could restrict our ability to access funds in our customer collections account, declare all outstanding borrowings, accrued interest and fees due and payable, or significantly increase the cost of the facility. Under such circumstances, there could be no assurance that we would have sufficient liquidity to repay or refinance the indebtedness at favorable rates or at all. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. As of November 3, 2019, we were in compliance with all covenant requirements.
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

We could incur liabilities or our reputation could be damaged from a cyber-attack or improper disclosure or loss of sensitive or confidential company, employee, associate, candidate or client data, including personal data
Our business involves the use, storage and transfer of certain information about our full-time and contingent employees, customers and other individuals. We rely upon multiple information technology systems and networks, some of which are web-based or managed by third parties, to process, transmit and store electronic information and to manage or support a variety of critical business processes and activities. This information contains sensitive or confidential employee and customer data, including personally identifiable information. The secure and consistent operation of these systems, networks and processes is critical to our business operations. Our systems and networks have been, and will continue to be, the target of cyber-attacks, computer viruses, worms, phishing attacks, malicious software programs, and other cyber-security incidents that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of our customers’ or employees’ sensitive and personal data. Successful cyber-attacks or other data breaches, as well as risks associated with compliance with applicable data privacy laws, could harm our reputation, divert management attention and resources, increase our operating expenses due to the employment of consultants and third-party experts and the purchase of additional infrastructure, and/or subject us to legal liability, resulting in increased costs and loss of revenue.
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

The loss of major customers could adversely impact our business
We experience revenue concentration with large customers within certain operating segments, as well as concentrations of interrelated customers. Although we have no customer that represents over 10% of our consolidated revenue, there are customers that exceed 10% of revenues within both the International Staffing and North American MSP segments. The deterioration of the financial condition or significant change to the business or staffing model of these customers or multiple customers in a similar industry, or similar customers that are interdependent could have a material adverse effect on our business, financial condition and results of operations.
Additionally, any reductions, delays or cancellation of contracts with any of our key customers, or the loss of one or more key customers, could materially reduce our revenue and operating income. There can be no assurance that our current customers will continue to do business with us or that contracts with existing customers will continue at current or historical levels.
Failure to maintain adequate financial and management processes and internal controls could lead to errors in our financial reporting
The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, resource challenges and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements in a timely fashion, be unable to properly report on our business and our results of operations, or be required to restate our financial statements. These circumstances could lead to a significant decrease in the trading price of our shares, or the delisting of our shares from the NYSE AMERICAN, which would harm our shareholders.
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
Our operational results could be negatively impacted by currency fluctuations and other global business risks and regulations
Our global operations subject us to risks relating to our international business activities, including global economic conditions, fluctuations in currency exchange rates and numerous legal and regulatory requirements placed upon the Company’s international clients.
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
We are additionally subject to numerous legal and regulatory requirements that prohibit bribery and corrupt acts. These include the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as similar legislation in many of the countries and territories in which we operate. While we have training programs and appropriate internal controls in place, there can be no assurances that these will be effective to prevent and detect all potential business practices that are prohibited by our policies and these laws and regulations.
The United Kingdom’s (“U.K.”) referendum to exit from the European Union (“E.U.”) will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition
On June 23, 2016, the U.K. voted to exit from the E.U. (commonly referred to as “Brexit”). The terms of Brexit and the resulting U.K./E.U. relationship continue to be uncertain for companies doing business both in the U.K. and the overall global economy. The U.K. vote has impacted global markets, including various currencies, and resulted in volatility in the value of the British Pound as compared to the U.S. dollar and other major currencies. The fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions. Volatility in the securities markets and in currency exchange rates may continue as the U.K. negotiates its exit from the E.U. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.
Fluctuations in interest rates and turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations
While we have access to global credit markets, credit markets may experience significant disruption or deterioration, which could make future financing difficult or more expensive to secure. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, trade negotiations and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Increases in interest rates would increase our borrowing costs over time and could negatively impact our results of operations.
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
Our results of operations and ability to grow may be negatively affected if we are not able to keep pace with rapid changes in technology
The Company’s success depends on our ability to keep pace with rapid technological changes in the development, implementation and operation of our services and solutions. We must innovate and evolve our services and products to satisfy customer requirements, attract talent and remain competitive. There can be no assurance that in the future we will be able to foresee changes needed to identify, develop and commercialize innovative and competitive services and products in a timely and cost-effective manner to achieve customer acceptance in markets characterized by rapidly changing technology and frequent new product and service introductions.
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
Changes in sentiment toward the staffing industry could affect the marketplace for our services
From time to time, the staffing industry has come under criticism from unions, works councils, regulatory agencies and other constituents that maintain that labor and employment protections, such as wage and benefits regulations, are subverted when customers use contingent staffing services. Our business is dependent on the continued acceptance of contingent staffing arrangements as a source of flexible labor for our customers. If attitudes or business practices in some locations change due to pressure from organized labor, political groups or regulatory agencies, it could have a material adverse effect on our business, results of operations and financial condition.
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
Unexpected changes in workers’ compensation and other insurance plans may negatively impact our financial condition

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
The stock market has experienced, and is likely to in the future experience, volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations, as well as our relatively low daily trading volume, may also adversely affect the market price of our common stock.
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
None.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in approximately 11,000 square feet at 50 Charles Lindbergh Boulevard, Uniondale, New York 11553. A summary of our principal owned and leased properties (those exceeding 20,000 square feet) that are currently in use is set forth below:

Location	Business Segment/Category	Own/Lease	Lease Expiration	Approximate Square Feet
Orange County, California	North American Staffing North American MSP Corporate & Other	Lease	2031	200,000
We lease space in approximately 70 other facilities, excluding month-to-month leases, each of which consists of less than 20,000 square feet. The Company’s leases expire at various times from 2020 until 2031.
At times, we lease space to others in the buildings that we occupy if we do not require the space for our own business. We believe that our facilities are adequate for our presently anticipated uses, and we are not dependent upon any individual leased premises.
For additional information pertaining to lease commitments, see our Note 16 (a) on Commitments and Contingencies in our Consolidated Financial Statements.

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

Market for Common Stock

As the Company is a “smaller reporting company,” for the annual period ending November 3, 2019, it is not required to provide the performance graph under Item 201(e) of Regulation S-K.
Our common stock is traded on the NYSE AMERICAN under the symbol “VOLT”. Prior to September 9, 2019, our common stock was traded on the NYSE AMERICAN under the symbol “VISI”. The following table sets forth, for the periods indicated, the high and low sales prices or the high and low bid quotations for our common stock for the fiscal years ended November 3, 2019 and October 28, 2018. The over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Period		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	High	$3.70	$5.00	$4.84	$4.64
	Low	$2.15	$3.67	$4.15	$2.76
2018	High	$4.70	$4.45	$4.00	$3.85
	Low	$3.60	$2.60	$2.65	$2.70
On January 10, 2020, there were 232 holders of record of our common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.
Dividends

Cash dividends have not been declared or paid for the two years ended November 3, 2019 and through the date of this report.
Issuer Purchases of Equity Securities

There were no shares purchased in the fourth quarter of fiscal 2019.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended November 3, 2019, October 28, 2018, and October 29, 2017. The data below should be read in conjunction with, and is qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and notes thereto. The financial information presented may not be indicative of our future performance.
Volt Information Sciences, Inc. and Subsidiaries
Selected Financial Data

For the year ended, (in thousands, except per share data)	November 3, 2019	October 28, 2018	October 29, 2017 (a)
	53 weeks	52 weeks	52 weeks
STATEMENT OF OPERATIONS DATA
Net revenue	$997,090	$1,039,170	$1,194,436
Operating income (loss)	$(9,833)	$(28,407)	$39,163
Income (loss) from continuing operations, net of income taxes	$(15,186)	$(32,685)	$28,825
Loss from discontinued operations, net of income taxes	$—	$—	$(1,693)
Net income (loss)	$(15,186)	$(32,685)	$27,132
PER SHARE DATA:
Basic:
Income (loss) from continuing operations	$(0.72)	$(1.55)	$1.38
Loss from discontinued operations	—	—	(0.08)
Net income (loss)	$(0.72)	$(1.55)	$1.30
Weighted average number of shares	21,119	21,051	20,942
Diluted:
Income (loss) from continuing operations	$(0.72)	$(1.55)	$1.37
Loss from discontinued operations	—	—	(0.08)
Net income (loss)	$(0.72)	$(1.55)	$1.29
Weighted average number of shares	21,119	21,051	21,017

(in thousands)	November 3, 2019	October 28, 2018	October 29, 2017 (a)

BALANCE SHEET DATA
Cash and cash equivalents	$28,672	$24,763	$37,077
Working capital	$89,352	$104,171	$81,881
Total assets	$218,004	$236,696	$284,809
Short-term borrowings, including current portion of long-term debt	$—	$—	$50,000
Long-term debt, excluding current portion	$55,000	$50,000	$—
Total stockholders’ equity	$36,189	$50,499	$83,994
Note - Cash dividends were not declared or paid during the above periods.

(a) Fiscal 2017 included a $48.0 million gain from the sale of our quality assurance business and a $3.9 million gain from the sale of our information technology business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Note Regarding the Use of Non-GAAP Financial Measures

We have provided certain Non-GAAP financial information, which includes adjustments for special items and certain line items on a constant currency basis, as additional information for segment revenue, our consolidated net income (loss) and segment operating income (loss). These measures are not in accordance with, or an alternative for, measures prepared in accordance with generally accepted accounting principles (“GAAP”) and may be different from Non-GAAP measures reported by other companies. We believe that the presentation of Non-GAAP measures on a constant currency basis and the elimination of special items provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations because they permit evaluation of the results of our operations without the effect of currency fluctuations or special items that management believes make it more difficult to understand and evaluate our results of operations. Special items generally include impairments, restructuring and severance costs, as well as certain income or expenses that the Company does not consider to be indicative of the current and future period performance.

Segments

Our reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) North American MSP. All other business activities that do not meet the criteria to be reportable segments are aggregated with corporate services under the category Corporate and Other. Our reportable segments have been determined in accordance with our internal management structure, which is based on operating activities. We evaluate business performance based upon several metrics, primarily using revenue and segment operating income as the relevant financial measures. We believe segment operating income provides management and investors a measure to analyze operating performance of each business segment against historical and competitors’ data, although historical results, including operating income, may not be indicative of future results as operating income is highly contingent on many factors including the state of the economy, competitive conditions and customer preferences.

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

In June 2019, the Company exited its customer care solutions business, which was reported as a part of the Corporate and Other category. This exit allows the Company to further strengthen its focus on its core staffing business and align its resources to streamline operations, improve cost competitiveness and increase profitability. The Company’s other non-reportable businesses will continue to be combined and disclosed with corporate services under the category Corporate and Other.

Overview

We are a global provider of staffing services (traditional time and materials-based as well as project-based). Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily administrative and light industrial (commercial) as well as technical, information technology and engineering (professional) positions. Our managed service programs (“MSP”) involves managing the procurement and on-boarding of contingent workers from multiple providers. Through June 2019, when we exited this business, our customer care solutions business specialized in serving as an extension of our customers’ consumer relationships and processes including collaborating with customers, from help desk inquiries to advanced technical support.

As of November 3, 2019, we employed approximately 17,100 people, including 15,900 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate in approximately 70 of our own locations and have an on-site presence in over 50 customer locations. Approximately 88% of our revenue is generated in the United States. Our principal international markets include Europe, Canada and Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

Recent Developments

On January 14, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined, from January 25, 2021 to January 25, 2023, and extend the Facility Maturity Date, as defined, from July 25, 2021 to July 25, 2023; and (2) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020. All other terms and conditions remain unchanged.

In the first quarter of fiscal 2020, the Company approved a restructuring plan (the “Plan”) as part of its strategic initiative to optimize the Company’s cost infrastructure. Included in this initiative is the Company’s plan to leverage the global capabilities of our staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location. The plan will affect approximately 125 employees. The Company expects to incur a total estimated pre-tax restructuring charge of approximately $1.2 million of severance and benefit costs in the first half of its fiscal year ending November 1, 2020.  As a result of this offshoring plan, along with executing on additional organizational cost savings initiatives during fiscal 2020, the Company estimates it will realize annualized net savings of approximately $10.0 million.

Consolidated Results of Continuing Operations and Financial Highlights (Fiscal 2019 vs. Fiscal 2018)
Results of Continuing Operations by Segment (Fiscal 2019 (53 weeks) vs. Fiscal 2018 (52 weeks))

	Year Ended November 3, 2019
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Elimination (2)
Net revenue	$997,090	$830,947	$114,377	$39,010	$15,320	$(2,564)
Cost of services	844,527	708,824	95,552	28,324	14,391	(2,564)
Gross margin	152,563	122,123	18,825	10,686	929	—

Selling, administrative and other operating costs	157,052	103,437	15,422	5,595	32,598	—
Restructuring and severance costs	4,656	719	510	68	3,359	—
Impairment charges	688	4	—	—	684	—
Operating income (loss)	(9,833)	17,963	2,893	5,023	(35,712)	—
Other income (expense), net	(4,375)
Income tax provision	978
Net loss	$(15,186)

	Year Ended October 28, 2018
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Elimination (2)
Net revenue	$1,039,170	$860,544	$117,351	$29,986	$35,228	$(3,939)
Cost of services	885,492	735,050	98,640	22,637	33,104	(3,939)
Gross margin	153,678	125,494	18,711	7,349	2,124	—

Selling, administrative and other operating costs	173,337	112,459	15,986	5,571	39,321	—
Restructuring and severance costs	8,242	932	328	145	6,837	—
Impairment charges	506	—	—	—	506	—
Operating income (loss)	(28,407)	12,103	2,397	1,633	(44,540)	—
Other income (expense), net	(3,320)
Income tax provision	958
Net loss	$(32,685)

(1) Revenues are primarily derived from Volt Customer Care Solutions business through June 2019.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions business.

Results of Operations Consolidated (Fiscal 2019 vs. Fiscal 2018)
Net revenue in fiscal 2019 decreased $42.1 million, or 4.0%, to $997.1 million from $1,039.2 million in fiscal 2018, including the impact of fiscal 2019 consisting of 53 weeks while fiscal 2018 consisted of 52 weeks. The revenue decline was primarily due to decreases in our North American Staffing segment of $29.6 million, the Corporate and Other category of $19.9 million and the negative impact of foreign currency fluctuations of $6.0 million. These decreases were partially offset by an increase of $9.0 million in our North American MSP segment and $3.0 million in our International Staffing segment on a constant currency basis. Excluding the impact on net revenue of the 53rd week in fiscal 2019 of approximately $18.9 million, foreign currency fluctuations and $20.5 million in revenue from businesses exited during the periods, net revenue decreased $34.4 million, or 3.5%.
Operating loss in fiscal 2019 decreased $18.6 million, or 65.4%, to $9.8 million from $28.4 million in fiscal 2018. Excluding the businesses exited during the periods, as well as restructuring and severance costs and impairment charges, operating loss in fiscal 2019 decreased $14.6 million, or 67.2%. This decrease in operating loss of $14.6 million was primarily the result of improvements in our North American Staffing segment of $4.9 million and North American MSP segment of $3.1 million. In addition, the Corporate and Other category improved by $6.2 million primarily as a result of reductions in corporate support costs.

Results of Continuing Operations by Segments (Fiscal 2019 vs. Fiscal 2018)
Net Revenue
The North American Staffing segment revenue decreased $29.6 million, or 3.4% in fiscal 2019. Excluding the impact of the 53rd week in fiscal 2019 of approximately $15.8 million partially offset by revenue from our customer care solutions business, which we exited in June 2019, of $1.2 million, revenue decreased $44.2 million or 5.1% in fiscal 2019. The segment's revenue was impacted by lower demand from certain large customers and changes in other customers' staffing models, partially offset by growth from new and existing customers. This was primarily driven by decreases from our customers in our administrative and office job category and to a lesser extent in our professional job category. The year over year decrease in revenue improved from a decline of 6.4% in fiscal 2018 compared to fiscal 2017.
The International Staffing segment revenue decreased $3.0 million, or 2.5%. Excluding the negative impact of foreign currency fluctuations of $6.0 million and $0.7 million of revenue from a business exited in fiscal 2018, partially offset by the 53rd week in fiscal 2019 of approximately $2.2 million, International Staffing revenue increased by $1.5 million, or 1.3%, primarily due to growth in direct hire and managed service business.
The North American MSP segment revenue increase of $9.0 million, or 30.1%, was primarily due to growth in both payroll service and managed service businesses. Excluding the 53rd week in fiscal 2019 of approximately $0.9 million, revenue increased $8.1 million, or 27.1%. The loss of several programs in early fiscal 2018 was offset by new contracts and program expansions in the latter half of the year.
The Corporate and Other category revenue decreased $19.9 million, or 56.5%, primarily as a result of our exit from the customer care solutions business in the beginning of June 2019.
Cost of Services and Gross Margin
Cost of services in fiscal 2019 decreased $41.0 million, or 4.6%, to $844.5 million from $885.5 million in fiscal 2018. Excluding the impact on cost of services of the 53rd week in fiscal 2019 of approximately $15.6 million, cost of services in fiscal 2019 decreased $56.5 million, or 6.4%, to $829.0 million. Gross margin as a percent of revenue in fiscal 2019 increased to 15.3% from 14.8% in fiscal 2018. Our North American Staffing segment margin as a percent of revenue improved as a result of lower payroll tax rates, partially offset by a higher mix of larger price-competitive customers and a decline in higher-margin direct hire revenue. In addition, our North American MSP segment margin as a percent of revenue increased due to increases in both payroll and managed service businesses. This improvement was partially offset by lower margins from our customer care solutions business which we exited in June 2019 and lower headcount from reduced client demand earlier in the year. Excluding this business, gross margin increased to 15.5% and 15.1% in fiscal years 2019 and 2018, respectively.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in fiscal 2019 decreased $16.2 million, or 9.4%, to $157.1 million from $173.3 million in fiscal 2018. Excluding the impact on selling, administrative and other operating costs of the 53rd week in fiscal 2019 of approximately $2.6 million, selling, administrative and other operating costs in fiscal 2019 decreased $18.8 million, or 10.9%, to $154.5 million. This decrease was primarily due to on-going cost reductions in all areas of the business including $13.1 million in labor costs due to lower headcount and revised incentive plans, $2.4 million in facility related costs and $1.0 million in travel expenses. In addition, legal and consulting fees were $3.0 million lower primarily related to corporate and cost-efficiency initiatives in the first quarter of 2018. These improvements were offset by $1.9 million in higher medical claims experience in fiscal 2019. As a percent of revenue, these costs were 15.8% and 16.7% in fiscal years 2019 and 2018, respectively.
Restructuring and Severance Costs
On October 16, 2018, the Company approved a restructuring plan (the “2018 Plan”) based on an organizational and process redesign intended to optimize the Company's strategic growth initiatives and overall business performance. Restructuring and severance costs in fiscal 2019 decreased $3.5 million to $4.7 million from $8.2 million in fiscal 2018. The costs in fiscal 2019 primarily included $2.1 million of severance and lease termination costs in connection with exiting our customer care solutions business, $1.0 million incurred under the 2018 Plan and $0.9 million incurred in accordance with the separation agreement with the former Chief Financial Officer. The remaining $0.7 million of restructuring and severance costs were from other restructuring actions taken by the Company as part of its continued efforts to reduce costs and achieve operational efficiency.
In fiscal 2018, costs primarily included $4.4 million incurred under the 2018 Plan and $2.6 million incurred in accordance with the separation agreement with the Company's former President and Chief Executive officer. The remaining $1.2 million of restructuring and severance costs are from other restructuring actions taken by the Company as part of its continued efforts to reduce costs and achieve operational efficiency.
Impairment Charges
Impairment charges in fiscal 2019 increased $0.2 million to $0.7 million from $0.5 million in fiscal 2018. In fiscal 2019, we recorded an impairment charge of $0.3 million on equipment used in our customer care solutions business, $0.3 million on software no longer in use and $0.1 million on equipment in closed facilities. In fiscal 2018, we made the decision to forgo future use of a previously purchased software tool, which resulted in an impairment charge of $0.5 million.
Other Income (Expense), net
Other expense in fiscal 2019 increased $1.1 million, or 31.8%, to $4.4 million from $3.3 million in fiscal 2018 primarily as a result of non-cash net foreign exchange loss on intercompany balances as well as increased interest expense as a result of higher weighted-average rates and an increase in borrowings under our financing program. These increases were partially offset by lower amortization of deferred financing fees.
Income Tax Provision
Income tax provision in fiscal 2019 amounted to $1.0 million and was primarily related to locations outside of the United States. The income tax provision of $1.0 million in fiscal 2018 was primarily related to locations outside the United States, which was partially offset by a $1.1 million reversal of uncertain tax provisions in early 2018.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and proceeds from our financing arrangements with DZ Bank and with PNC Bank, National Association (“PNC Bank”) until the termination of the PNC Financing Program (as defined below) in January 2018. Borrowing capacity under these arrangements is directly impacted by the level of accounts receivable, which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 15 - 45 day credit terms, with few extenuating exceptions, while our payroll and certain taxes are paid weekly.

We manage our cash flow and related liquidity on a global basis. We fund payroll, taxes and other working capital requirements using cash supplemented as needed from our borrowings. Our weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $20.0 million. We generally target minimum global liquidity to be 1.5 times our average weekly requirements taking into account seasonality and cyclical trends. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements. We believe our cash flow from operations will be sufficient to meet our cash needs for the next twelve months.

Capital Allocation

We have prioritized our capital allocation strategy to strengthen our balance sheet and increase our competitiveness in the marketplace. The timing of these initiatives is highly dependent upon attaining the profitability objectives outlined in our plan. We also see this as an opportunity to demonstrate our ongoing commitment to Volt shareholders as we continue to execute on our plan and return to sustainable profitability. Our capital allocation strategy includes the following elements:

•
Maintaining appropriate levels of working capital. Our business requires a certain level of cash resources to efficiently execute operations. Consistent with similar companies in our industry and operational capabilities, we estimate this amount to be 1.5 times our weekly cash distributions on a global basis and must accommodate seasonality and cyclical trends;

•
Reinvesting in our business. We continue to execute on our company-wide initiative of disciplined reinvestment in our business including new information technology systems, which will support our front-end recruitment and placement capabilities as well as increase efficiencies in our back-office financial suite. We are also investing in our sales and recruiting process and resources, which are critical to drive profitable growth;

•	Deleveraging our balance sheet. By lowering our debt level, we will strengthen our balance sheet, reduce interest costs and reduce risk going forward.

Initiatives to Improve Operating Income, Cash Flows and Liquidity

We continue to make progress on several initiatives undertaken to enhance our liquidity position and shareholder value.

On July 19, 2019, we amended and restated our long-term $115.0 million accounts receivable securitization program with DZ Bank, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from an originator in the United Kingdom, which added an additional $5.0 - $7.0 million in borrowing availability. This will improve available liquidity allowing us to continue to advance our capital allocation plan and will provide us with additional resources to execute our business strategy.

On January 14, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined, from January 25, 2021 to January 25, 2023, and extend the Facility Maturity Date, as defined, from July 25, 2021 to July 25, 2023; and (2) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020. All other terms and conditions remain unchanged.

Entering fiscal 2020, we have significant tax benefits including federal net operating loss carryforwards of $207.2 million, U.S. state NOL carryforwards of $239.3 million, international NOL carryforwards of $9.3 million and federal tax credits of $53.5 million, which are fully reserved with a valuation allowance which we will be able to utilize against future profits. We also have capital loss carryforwards of $12.9 million, which we will be able to utilize against future capital gains that may arise in the near future. As of November 3, 2019, the U.S. federal NOL carryforwards will expire at various dates between 2031 and 2038 (with some indefinite), the U.S. state NOL carryforwards expire at various dates between 2020 and 2038, the international NOL carryforwards expire at various dates beginning in 2020 (with some indefinite), capital loss carryforwards expire between 2020 and 2022 and federal tax credits expire between 2020 and 2037.

As previously discussed, we continue to add functionality to our underlying information technology systems and to improve our competitiveness in the marketplace. Through our strategy of improving efficiency in all aspects of our operations, we believe we can realize organic growth opportunities, reduce costs and increase profitability. During fiscal 2019 and 2018, we also took certain restructuring actions that will improve selling, general and administrative costs. This is due in part from efficiencies gained from our information technology investment, as well as additional headcount reduction and lease termination initiatives taken under our 2018 Plan. Consistent with our ongoing strategic efforts, cost savings will be used to strengthen our operations as needed.

Liquidity Outlook and Further Considerations

As previously noted, our primary sources of liquidity are cash flows from operations and proceeds from our financing arrangement. Both operating cash flows and borrowing capacity under our financing arrangement is directly related to the levels of accounts receivable generated by our businesses. Our level of borrowing capacity under the DZ Financing Program increases or decreases in tandem with any increases or decreases in accounts receivable based on revenue fluctuations.

On June 4, 2019, we entered into an amendment with DZ Bank to temporarily exclude the receivables due from a specific customer from the securitization pool under our DZ Financing Program for three subsequent reporting periods as of May 2019 through July 2019. This customer experienced internal processing issues related to specific Volt purchase orders resulting in significant payment delays, which negatively impacted the 90-Day Delinquency Rate, as defined in the DZ Financing Program. Although this change improved the delinquency rate, it also temporarily decreased our borrowing availability under the DZ Financing Program by approximately $2.0 - $3.0 million. These payment delays were not credit related and the Company collected the past due amounts. The issue was resolved and the receivables from this customer were added back to the securitization pool under the original terms of the agreement, as permitted under a provision in the amendment.

In June 2019, we exited our customer care solutions business. This business previously contributed accounts receivable as collateral under the DZ Financing Program and its exit had a diminishing effect on our borrowing base under the DZ Financing Program.

At November 3, 2019, the Company had outstanding borrowings under the DZ Financing Program of $55.0 million, borrowing availability, as defined, under the DZ Financing Program, of $22.3 million and global liquidity of $42.2 million.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the aforementioned financial covenants. At November 3, 2019, we were in compliance with all debt covenants. We believe, based on our 2020 plan, we will continue to be able to meet our financial covenants under the amended DZ Financing Program.

The following table sets forth our cash and global liquidity levels at the end of our last fiscal five quarters:

Global Liquidity
	October 28, 2018	January 27, 2019	April 28, 2019	July 28, 2019	November 3, 2019
Cash and cash equivalents (a)	$24,763	$32,925	$39,689	$36,031	$28,672

Total outstanding debt	$50,000	$55,000	$55,000	$55,000	$55,000

Cash in banks (b) (c)	$17,685	$23,646	$29,946	$24,224	$19,945
DZ Financing Program (d)	38,302	31,072	22,222	16,416	22,271
Global liquidity	55,987	54,718	52,168	40,640	42,216
Minimum liquidity threshold	15,000	15,000	15,000	15,000	15,000
Available liquidity	$40,987	$39,718	$37,168	$25,640	$27,216

a.	Per financial statements.

b.	Amount generally includes outstanding checks.

c.
Amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of November 3, 2019, the balance in the USB collections account included in the DZ Financing Program availability was $7.5 million.

d.	The borrowing base included the receivables from the United Kingdom effective July 19, 2019 and excluded the receivables from the customer care solutions business which we exited in June 2019.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	For the Year Ended
(in thousands)	November 3, 2019	October 28, 2018
Net cash provided by (used in) operating activities	$7,368	$(10,735)
Net cash used in investing activities	(8,842)	(3,234)
Net cash provided by (used in) financing activities	3,899	(1,740)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(525)	(1,844)
Net increase (decrease) in cash and cash equivalents	$1,900	$(17,553)
Fiscal Year Ended November 3, 2019 compared to the Fiscal Year Ended October 28, 2018
Cash Flows – Operating Activities

The net cash provided by operating activities in fiscal 2019 was $7.4 million, an increase of $18.1 million from fiscal 2018. This increase resulted primarily from the $17.5 million decrease in net loss in fiscal 2019 and a $1.4 million change in operating assets and liabilities.
Cash Flows – Investing Activities

The net cash used in investing activities in fiscal 2019 was $8.8 million, principally from the purchases of property, equipment and software of $9.1 million primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools. The net cash used in investing activities in fiscal 2018 was $3.2 million, principally from purchases of property, equipment and software of $3.6 million primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools.

Cash Flows – Financing Activities

The net cash provided by financing activities in fiscal 2019 was $3.9 million principally from a $5.0 million increase in net borrowing under the DZ Financing Program, partially offset by the payment of debt issuance costs of $0.8 million related to the DZ Financing Program. The net cash used in financing activities in fiscal 2018 was $1.7 million principally from the payment of debt issuance costs of $1.5 million related to the DZ Financing Program.
Financing Program

On July 19, 2019, the Company amended and restated the DZ Financing Program, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from an originator in the United Kingdom, which added an additional $5.0 - $7.0 million in borrowing availability. All other material terms and conditions of the original agreement remained substantially unchanged.

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, we may request that DZ Bank make loans from time to time to the Company that are secured by liens on those receivables.

On June 4, 2019, the Company entered into an amendment with DZ Bank to temporarily exclude the receivables due from a specific customer from the securitization pool under the DZ Financing Program for three subsequent reporting periods as of May 2019 through July 2019. This customer experienced internal processing issues related to specific Volt purchase orders resulting in significant payment delays, which negatively impacted the 90-Day Delinquency Rate, as defined in the DZ Financing Program. Although this change improved the delinquency rate, it temporarily decreased the Company’s borrowing availability under the DZ Financing Program by approximately $2.0 - $3.0 million. These payment delays were not credit related and the Company collected the past due amounts. The issue was resolved and the receivables from this customer were added back to the securitization pool under the original terms of the agreement, as permitted under a provision in the amendment.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of November 3, 2019, the letter of credit participation was $24.2 million inclusive of $22.8 million for the Company’s casualty insurance program, $1.2 million for the security deposit required under certain real estate lease agreements and $0.2 million for the Company’s corporate credit card program. The Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants, with such covenants being less restrictive than those under the PNC Financing Program (as defined below). The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum Tangible Net Worth (as defined under the DZ Financing Program) of at least $30.0 million through fiscal 2019, which will increase to $40.0 million in fiscal 2020; (2) positive net income in any fiscal year ending after 2019; (3) maximum debt to tangible net worth ratio of 3:1 and (4) a minimum of $15.0 million in liquid assets (as defined under the DZ Financing Program). At November 3, 2019, there was $22.3 million of borrowing availability, as defined, under the DZ Financing program and the Company was in compliance with all debt covenants.

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

Off-Balance Sheet Arrangements

As of November 3, 2019, we issued letters of credit against our DZ Financing Program totaling $24.2 million including $22.8 million for the Company’s casualty insurance program, $1.2 million for the security deposit required under certain lease agreements and $0.2 million for the Company’s corporate credit card program.

As of October 28, 2018, we issued letters of credit against our DZ Financing Program totaling $25.4 million including $23.5 million for the Company’s casualty insurance program, $1.1 million for the security deposit required under certain lease agreements and $0.8 million for the Company’s corporate credit card program.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial position and results of operations are based upon our Consolidated Financial Statements, which are included in Item 8, Financial Statements and Supplementary Data of this report and have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments, assumptions and valuations that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. While management believes that its estimates, judgments and assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect our future results. Management believes the critical accounting policies and areas that require the most significant estimates, judgments, assumptions or valuations used in the preparation of our financial statements are those summarized below.
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

When a qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a one-step approach (“Step 1”) as we have early adopted Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. In conducting our goodwill impairment testing, we compare the fair value of the reporting unit with goodwill to the carrying value, using various valuation techniques including income (discounted cash flow) and market approaches. The Company believes the blended use of both approaches compensates for the inherent risk associated with using either one on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation.

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
Casualty Insurance Program
We purchase workers’ compensation insurance through mandated participation in certain state funds, and the experience-rated premiums in these state plans relieve us of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a paid loss deductible casualty insurance program for losses exceeding specified deductible levels and we are financially responsible for losses below the specified deductible limits. The casualty program is secured by a letter of credit against the Company’s DZ Financing Program of $22.8 million as of November 3, 2019.
We recognize expenses and establish accruals for amounts estimated to be incurred up to the policy deductible, both reported and not yet reported, policy premiums and related legal and other claims administration costs. We develop estimates for claims as well as claims incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Depending on the policy year, adjustments to final expected paid amounts are determined as of five years after the end of the respective policy year or through the ultimate life of the claim.
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
Accounts Receivable
We make ongoing estimates relating to the collectability of our trade accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance for uncollectible accounts receivable, we make judgments on a customer-by-customer basis based on the customer’s current financial situation, such as bankruptcies, and other difficulties collecting amounts billed. Losses from uncollectible accounts have not exceeded our allowance historically. As we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to Selling, administrative and other operating costs in the period in which we made such a determination.
New Accounting Standards
For additional information regarding new accounting guidance see Note 1 - Summary of Business and Significant Accounting Policies in our Consolidated Financial Statements.

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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At November 3, 2019, we had cash and cash equivalents on which interest income is earned at variable rates. At November 3, 2019, we had a long-term $115.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.2 million or a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.2 million in fiscal 2019.

Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar, Singapore Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar strengthened relative to many foreign currencies as of November 3, 2019 compared to October 28, 2018. Consequently, stockholders’ equity increased by $0.3 million as a result of the foreign currency translation as of November 3, 2019.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of November 3, 2019 would result in an approximate $0.7 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of November 3, 2019 would result in an approximately $0.7 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the pages following this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of November 3, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of November 3, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Annual Report on Form 10-K does not include an audit report on internal control over financial reporting by the Company’s registered public accounting firm. The Company’s internal control over financial reporting was not subject to audit by the Company’s registered public accounting firm pursuant to the SEC’s Exchange Act Rule 12b-2 that permits the Company to provide only management’s assessment report for the year ended November 3, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting which occurred during the fiscal quarter ended November 3, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Amendment No. 1 to Amended and Restated Receivables Loan and Security Agreement

On January 14, 2020, the Company executed Amendment No. 1 to the Amended and Restated Receivables Loan and Security Agreement. The modifications to the agreement were to (1) extend the Amortization Date, as defined, from January 25, 2021 to January 25, 2023, and extend the Facility Maturity Date, as defined, from July 25, 2021 to July 25, 2023; and (2) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020. All other terms and conditions remain unchanged.

A copy of Amendment No. 1 is attached to this Annual Report as Exhibit 10.39, and this summary is qualified in its entirety by reference to such exhibit.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous - Available Information” in the Company’s Proxy Statement for our 2020 Annual Meeting of Shareholders (the “Proxy Statement”) or in an amendment to this Annual Report, which information is incorporated herein by reference.

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

10.3*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 13, 2009; File No. 001-09232)

10.4
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2005 filed September 9, 2005; File No. 001-09232)

10.5*
Employment Agreement, dated March 23, 2015, by and between the Company and Paul Tomkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2015; File No. 001-9232)

10.6*
Employment Agreement, dated October 19, 2015, between the Company and Michael Dean (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2015; File No. 001-9232)

10.7*	2015 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed February 29, 2016; File No. 001-9232)

10.8
Lease Agreement, dated February 25, 2016, by and between Glassell Grand Avenue Partners, LLC and Volt Information Sciences, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2016; File No. 001-9232)

10.9*
Volt Information Sciences, Inc. Deferred Compensation and Supplemental Savings Plan, amended and restated effective June 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2016 filed June 9, 2016; File No. 001-9232)

10.10*
Volt Information Sciences, Inc. Annual Incentive Plan, effective September 7, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016 filed September 9, 2016; File No. 001-9232)

10.11*
First Amendment, dated January 27, 2017, to the Employment Agreement between the Company and Michael D. Dean dated October 19, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2017; File No. 001-09232)

10.12*
Amended and Restated Employment Agreement by and between the Company and Jerome Shaw, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2017; File No. 001-09232)

10.13*
Employment Agreement, dated as of June 12, 2017, between the Company and Leonard Naujokas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2017; File No. 001-09232)

10.14
Receivables Loan and Security Agreement, dated as of January 25, 2018, by and among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2018; File No. 001-9232)

10.15
Receivables Purchase and Sale Agreement, dated as of January 25, 2018, among Volt Management Corp. and P/S Partner Solutions, Ltd., as originators, Volt Information Sciences, Inc. and Volt Funding II, LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2018; File No. 001-9232)

10.16
Limited Guaranty, dated as of January 25, 2018, by Volt Information Sciences, Inc. in favor of DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2018; File No. 001-9232)

10.17
Amendment No. 1, dated June 8, 2018, to the Receivables Loan and Security Agreement, dated as of January 25, 2018, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, Autobahn Funding Company LLC, as conduit lender, the other lenders party thereto, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2018 filed September 7, 2018; File No. 001-09232)

10.18*
Separation Agreement by and between Volt Information Sciences, Inc. and Michael D. Dean, dated as of June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2018; File No. 001-9232)

10.19*
Volt Information Sciences, Inc. Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2018; File No. 001-9232)

10.20*
Volt Information Sciences, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 19, 2018; File No. 001-9232)

10.21*
Employment Agreement, dated December 4, 2018, between the Company and Linda Perneau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 6, 2018; File No. 001-9232)

10.22*
Separation Agreement by and between Volt Information Sciences, Inc. and Ann R. Hollins, dated as of October 12, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 6, 2018; File No. 001-9232)

10.23
Amendment No. 2, dated January 4, 2019, to the Receivables Loan and Security Agreement, dated as of January 25, 2018, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, Autobahn Funding Company LLC, as conduit lender, the other lenders party thereto, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018 filed January 9, 2019; File No. 001-9232)

10.24
Amendment No. 3 dated February 15, 2019 to the Receivables Loan and Security Agreement dated as of January 25, 2018, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2019; File No. 001-9232)

10.25*	2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed February 22, 2019; File No. 001-9232)

10.26
Amendment No. 4 dated June 4, 2019 to the Receivables Loan and Security Agreement dated as of January 25, 2018, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed June 5, 2019; File No. 001-9232)

10.27*
Amended and Restated Employment Agreement by and between Volt Information Sciences, Inc. and Lori M. Schultz, dated as of June 25, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2019; File No. 001-9232)

10.28
Amended and Restated Receivables Loan and Security Agreement, dated as of July 19, 2019, by and among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-9232)

10.29
Amended and Restated Receivables Purchase and Sale Agreement, dated as of July 19, 2019, among Volt Management Corp. and P/S Partner Solutions, Ltd., as originators, Volt Information Sciences, Inc. and Volt Funding II, LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-9232)

10.30
Receivables Purchase and Sale Agreement, dated as of July 19, 2019, among Volt Consulting Group Limited and Volt Europe Limited, as originators, Volt Information Sciences, Inc. and Volt Funding II, LLC, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-9232)

10.31
Amended and Restated Limited Guaranty, dated as of July 19, 2019, by Volt Information Sciences, Inc. in favor of DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-9232)

10.32*
Employment Agreement by and between Volt Information Sciences, Inc. and Herbert M. Mueller, effective as of August 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 14, 2019; File No. 001-9232)

10.33*
Volt Information Sciences, Inc. Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2019; File No. 001-9232)

10.34*
Volt Information Sciences, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2019; File No. 001-9232)

10.35*
Volt Information Sciences, Inc. Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2019; File No. 001-9232)

10.36*
Volt Information Sciences, Inc. Form of Director Deferred Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2019; File No. 001-9232)

10.37*	Amendment to Employment Agreement, dated November 4, 2019, between Nancy Avedissian and Volt Informations Sciences, Inc.

10.38*	Amendment to Employment Agreement, dated December 30, 2019, between Linda Perneau and Volt Informations Sciences, Inc.

10.39
Amendment No. 1, dated January 14, 2020, to the Amended and Restated Receivables Loan and Security Agreement. dated July 19, 2019 by and among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers

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

VOLT INFORMATION SCIENCES, INC.

Date: January 15, 2020	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: January 15, 2020	By:	/s/ Herbert M. Mueller
Herbert M. Mueller
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 15, 2020	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller and Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 15, 2020	By:	/s/ William J. Grubbs
William J. Grubbs
Chairman of the Board

Date: January 15, 2020	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: January 15, 2020	By:	/s/ Celia R. Brown
Celia R. Brown
Director

Date: January 15, 2020	By:	/s/ Nick S. Cyprus
Nick S. Cyprus
Director

Date: January 15, 2020	By:	/s/ Bruce G. Goodman
Bruce G. Goodman
Director

Date: January 15, 2020	By:	/s/ Arnold Ursaner
Arnold Ursaner
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Volt Information Sciences, Inc. and subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries (the Company) as of November 3, 2019 and October 28, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 3, 2019 and October 28, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
January 15, 2020

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended
	November 3, 2019	October 28, 2018
NET REVENUE	$997,090	$1,039,170
Cost of services	844,527	885,492
GROSS MARGIN	152,563	153,678

Selling, administrative and other operating costs	157,052	173,337
Restructuring and severance costs	4,656	8,242
Impairment charges	688	506
OPERATING LOSS	(9,833)	(28,407)

OTHER INCOME (EXPENSE), NET
Interest income	274	173
Interest expense	(3,156)	(2,765)
Foreign exchange gain (loss), net	(612)	403
Other income (expense), net	(881)	(1,131)
TOTAL OTHER INCOME (EXPENSE), NET	(4,375)	(3,320)

LOSS BEFORE INCOME TAXES	(14,208)	(31,727)
Income tax provision	978	958
NET LOSS	$(15,186)	$(32,685)

PER SHARE DATA:
Basic:
Net loss	$(0.72)	$(1.55)
Weighted average number of shares	21,119	21,051
Diluted:
Net loss	$(0.72)	$(1.55)
Weighted average number of shares	21,119	21,051
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended
	November 3, 2019	October 28, 2018
NET LOSS	$(15,186)	$(32,685)
Other comprehensive income (loss):
Foreign currency translation adjustments net of taxes of $0 and $0, respectively	269	(1,809)
COMPREHENSIVE LOSS	$(14,917)	$(34,494)
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share amounts)

	November 3, 2019	October 28, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,672	$24,763
Restricted cash	9,772	11,781
Short-term investments	3,022	3,063
Trade accounts receivable, net of allowances of $117 and $759, respectively	135,950	157,445
Other current assets	7,252	7,444
TOTAL CURRENT ASSETS	184,668	204,496
Other assets, excluding current portion	7,446	7,808
Property, equipment and software, net	25,890	24,392
TOTAL ASSETS	$218,004	$236,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$21,507	$27,120
Accounts payable	36,341	33,498
Accrued taxes other than income taxes	11,244	15,275
Accrued insurance and other	24,654	23,335
Income taxes payable	1,570	1,097
TOTAL CURRENT LIABILITIES	95,316	100,325
Accrued insurance and other, excluding current portion	12,029	13,478
Deferred gain on sale of real estate, excluding current portion	20,270	22,216
Income taxes payable, excluding current portion	289	600
Deferred income taxes	17	510
Long-term debt, net	53,894	49,068
TOTAL LIABILITIES	181,815	186,197
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003; Outstanding - 21,367,821 and 21,179,068, respectively	2,374	2,374
Paid-in capital	77,688	79,057
Retained earnings	(10,917)	9,738
Accumulated other comprehensive loss	(6,801)	(7,070)
Treasury stock, at cost; 2,370,182 and 2,558,935 shares, respectively	(26,155)	(33,600)
TOTAL STOCKHOLDERS’ EQUITY	36,189	50,499
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,004	$236,696
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)

	Common Stock $0.10 Par Value		Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT OCTOBER 29, 2017	23,738,003	$2,374	$78,645	$45,843	$(5,261)	$(37,607)	$83,994
Net loss	—	—	—	(32,685)	—	—	(32,685)
Share-based compensation	—	—	1,270	—	—	—	1,270
Issuance of common stock	—	—	(858)	(3,420)	—	4,007	(271)
Other comprehensive loss	—	—	—	—	(1,809)	—	(1,809)
BALANCE AT OCTOBER 28, 2018	23,738,003	$2,374	$79,057	$9,738	$(7,070)	$(33,600)	$50,499
Net loss	—	—	—	(15,186)	—	—	(15,186)
Share-based compensation	—	—	499	—	—	—	499
Issuance of common stock	—	—	(1,868)	(5,895)	—	7,445	(318)
Effect of new accounting principle	—	—	—	426	—	—	426
Other comprehensive income	—	—	—	—	269	—	269
BALANCE AT NOVEMBER 3, 2019	23,738,003	$2,374	$77,688	$(10,917)	$(6,801)	$(26,155)	$36,189
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	November 3, 2019	October 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,186)	$(32,685)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	6,955	7,209
Release of doubtful accounts and sales allowances	(245)	(198)
Unrealized foreign currency exchange loss	510	27
Impairment charges	688	506
Loss on dispositions of property, equipment, and software	14	266
Amortization of gain on sale leaseback of property	(1,944)	(1,944)
Deferred income tax (benefit) provision	(88)	24
Share-based compensation expense	499	1,270
Change in operating assets and liabilities:
Trade accounts receivable	22,472	16,735
Other assets	432	5,111
Accounts payable	2,839	(3,723)
Accrued expenses and other liabilities	(9,712)	(4,107)
Income taxes	134	774
Net cash provided by (used in) operating activities	7,368	(10,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	391	755
Purchases of investments	(221)	(443)
Proceeds from sales of property, equipment and software	41	19
Purchases of property, equipment, and software	(9,053)	(3,565)
Net cash used in investing activities	(8,842)	(3,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(20,000)	(124,696)
Draw-down on borrowings	25,000	124,696
Debt issuance costs	(783)	(1,469)
Withholding tax payment on vesting of restricted stock awards	(318)	(271)
Net cash provided by (used in) financing activities	3,899	(1,740)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(525)	(1,844)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,900	(17,553)

Cash, cash equivalents and restricted cash, beginning of year	36,544	54,097
Cash, cash equivalents, and restricted cash, end of year	$38,444	$36,544

Cash paid during the year:
Interest	$3,156	$2,765
Income taxes	$1,194	$3,341

Reconciliation of cash, cash equivalents, and restricted cash
Current assets:
Cash and cash equivalents	$28,672	$24,763
Restricted cash	9,772	11,781
Cash, cash equivalents, and restricted cash, end of the period	$38,444	$36,544
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

NOTE 1: Summary of Business and Significant Accounting Policies

We are a global provider of staffing services (traditional time and materials-based as well as project-based). Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily administrative and light industrial (“commercial”) as well as technical, information technology and engineering (“professional”) positions. Our managed service programs (“MSP”) involves managing the procurement and on-boarding of contingent workers from multiple providers. Through the time of our exit from the customer care solutions business in June 2019, we served as an extension of our customers’ consumer relationships and processes including collaborating with customers, from help desk inquiries to advanced technical support.

Our complementary businesses offer customized talent and supplier management solutions to a diverse client base. Volt services global industries including aerospace, automotive, banking and finance, consumer electronics, information technology, insurance, life sciences, manufacturing, media and entertainment, pharmaceutical, software, telecommunications, transportation, and utilities. The Company was incorporated in New York in 1957. The Company’s stock was traded on the NYSE AMERICAN under the symbol “VISI” until September 6, 2019. As of September 9, 2019, the Company’s stock was traded on the NYSE AMERICAN under the symbol "VOLT".

(a)	Fiscal Year
The Company’s fiscal year ends on the Sunday nearest October 31st. The fiscal year 2019 consisted of 53 weeks and fiscal 2018 consisted of 52 weeks.

(b)	Consolidation
The consolidated financial statements include the accounts of the Company and all subsidiaries over which the Company exercises control. All intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, assumptions and judgments, including those related to revenue recognition, allowance for doubtful accounts, casualty reserves, valuation of goodwill, intangible assets and other long-lived assets, share-based compensation, employee benefit plans, restructuring and severance accruals, income taxes and related valuation allowances and loss contingencies. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known.

(d)	Revenue Recognition

Revenue is recognized when control of the promised services is transferred to the Company's customers at an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The majority of customer contracts have performance obligations that the Company satisfies over time and revenue is recognized by consistently applying a method of measuring progress toward satisfaction of that performance obligation. The Company will generally utilize an input measure of time (e.g., hours, weeks, months) of service provided, which depicts the progress toward completion of each performance obligation.

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

In scenarios where a third-party vendor is involved in the Company's revenue transactions with its customers, the Company will evaluate whether it is the principal or the agent in the transaction. When Volt acts as the principal, it controls the performance obligation prior to transfer of the service to the customer and reports the related consideration as gross revenues and the costs as cost of services. When Volt acts as an agent, it does not control the performance obligation prior to transfer of the service to the customer and it reports the related amounts as revenue on a net basis.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

Refer to Note 2, Revenue Recognition for the revenue policies related to each specific transaction type.

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
Gross margin is calculated as revenue less direct costs for staffing services.
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
Property and equipment are stated at cost and depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Costs for both on-premise and cloud computing software that will be used for internal purposes and incurred during the application development stage are capitalized and amortized to expense over the estimated useful life of the underlying software. Training and maintenance costs are expensed as incurred.

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
As of November 3, 2019

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
The Company accounts for share-based awards as either equity or liability awards based upon the characteristics of each instrument. The compensation cost is measured based on the grant date fair value of the award. The fair value of liability awards is re-measured periodically based on the effect that the market condition has on these awards. The share-based compensation expense for all awards is recognized over the requisite service or performance periods as a cost in Selling, administrative and other operating costs in the Company’s Consolidated Statement of Operations. The Company has elected to account for forfeitures as they occur. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost.

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
As of November 3, 2019

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
As of November 3, 2019

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

(t)	New Accounting Pronouncements
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The FASB subsequently issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses to clarify and address certain items related to the amendments in ASU 2016-13. ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, was issued to provide entities that have certain instruments within the scope of ASC 326 with an option to irrevocably elect the fair value option under ASC 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842) amends the mandatory effective date for ASU 2016-13. The amendments are effective for fiscal years beginning after December 15, 2022 for entities that are eligible to be defined by the SEC as a smaller reporting company, which for the Company will be the first quarter of fiscal 2023. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a significant impact on its consolidated financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The amendments are effective for fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of fiscal 2020. Although the Company has made significant progress toward completing its evaluation of the impact of the pending adoption of ASU 2016-02 on its consolidated financial statements, our preliminary assessments are subject to change. The transition will be applied on a modified retrospective basis and the package of three practical expedients has been elected to be used for transitional implementation. Accordingly, we will not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; or 3) initial direct costs for any existing leases. The Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will increase the Company’s total assets and total liabilities by approximately $50 - $60 million to such amounts prior to adoption. In addition, the Company’s deferred gain on the sale of real estate in the amount of $22.2 million will be recognized as a cumulative-effect adjustment to equity upon adoption. This gain is currently being amortized at approximately $0.5 million a quarter as an offset to rent expense in the Consolidated Statements of Operations and is included as an adjustment to reconcile net loss to cash provided by operating activities in the Consolidated Statements of Cash Flows.
Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted by the Company

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in any interim period. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company early adopted this standard on a prospective basis in the second quarter of fiscal 2019. Adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows and requires the entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this ASU retrospectively in the first quarter of fiscal 2019, resulting in no significant impact on the Company’s consolidated financial statements other than a change in the presentation of restricted cash on the Consolidated Statements of Cash Flows.
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
As of November 3, 2019

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The FASB issued subsequent amendments to improve and clarify the implementation guidance of Topic 606. This standard was adopted by the Company in the first quarter of fiscal 2019. Please refer to Note 2, Revenue Recognition for additional disclosures.
All other ASUs that became effective for Volt in fiscal 2019 were not applicable to the Company at this time and therefore, did not have any impact during the period.

NOTE 2: Revenue Recognition

Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

As of October 29, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of October 29, 2018. Results for reporting periods beginning on October 29, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance.

The cumulative impact of adopting ASC 606 resulted in an increase of $0.4 million to opening retained earnings. The impact is primarily driven by an adjustment to deferred revenue due to a change in the required criteria for defining customer contracts under the new guidance. As of and for the period ended November 3, 2019, the consolidated financial statements were not materially impacted by the implementation of ASC 606.

Revenue Recognition

All of the Company’s revenue and trade receivables are generated from contracts with customers. Revenue is recognized when control of the promised services is transferred to the Company’s customers at an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company’s revenue is recorded net of any sales or other similar taxes collected from its customers.

A performance obligation is a promise in a contract to transfer a distinct service to the customer. The majority of the Company’s contracts contain single performance obligations. For performance obligations that the Company satisfies over time, revenue is recognized by consistently applying a method of measuring progress toward satisfaction of that performance obligation. The Company will generally utilize an input measure of time (e.g., hours, weeks, months) of service provided, which depicts the progress toward completion of each performance obligation.

Volt generally determines the standalone selling prices based on the prices included in the customer contracts. The price as specified in its customer contracts is typically considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar customer. Certain customer contracts have variable consideration, including rebates, guarantees, credits, or other similar items that reduce the transaction price. The Company will generally estimate the variable consideration using the expected value method to predict the amount of consideration to which it will become entitled, based on the circumstances of each customer contract and historical evidence. Revenue is recognized net of variable consideration to the extent that it is probable that a significant future reversal will not occur. The Company’s estimated amounts of variable consideration are not material and it does not believe that there will be significant changes to its estimates.

In certain scenarios where a third-party vendor is involved in the Company’s revenue transactions with its customers, the Company will evaluate whether it is the principal or the agent in the transaction. When Volt acts as the principal, it controls the performance obligation prior to transfer of the service to the customer and reports the related consideration as gross revenues and the costs as cost of services. When Volt acts as an agent, it does not control the performance obligation prior to transfer of the service to the customer and it reports the related amounts as revenue on a net basis. The Company generally demonstrates control over the service when it is responsible for the fulfillment of services under the contract, responsible for the workers

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

performing the service and when it has latitude in establishing pricing. Volt generally acts as an agent in its transactions within its MSP programs where the Company provides comprehensive management of its customer’s contingent workforce and receive fees based on the volume of services managed within each program. The Company is the agent in these transactions since it does not have the responsibility for the fulfillment of the services by the vendors or contractors (referred to as associate vendors). In these transactions, the Company does not control the third-party providers’ staffing services provided to the customers prior to those services being transferred to the customer.

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

Direct Placement Services
Direct placement services include providing qualified candidates to the Company’s customers to hire on a permanent basis. These services are primarily recognized at a point in time when the qualified candidate is placed and begins permanent employment which is the point when control has transferred to the customer and the Company has the right to payment for the service. Each placement is a single performance obligation under the Company’s contracts and the related consideration is typically based upon a percentage of the candidates’ base salary. Direct placement revenue is recognized net of a reserve for permanent placement candidates that do not remain with the customer through the contingency period, which is typically 60 days or less. This contingency is estimated based on historical data and recorded as a refund liability.

Managed Service Programs (“MSP”)
The Company’s MSP programs provide comprehensive solutions for delivery of contingent labor for assignment to customers, including supplier and worker sourcing, selecting, qualifying, on/off-boarding, time and expense recordation, reporting and approved invoicing and payment processing procedures. Since the individual activities are not distinct, the Company accounts for these activities as a single performance obligation. The Company’s fee for these MSP services is a fixed percentage of the staffing services spend that is managed through the program. The Company recognizes revenue over time for each month of MSP services provided as the customer simultaneously receives and consumes the services the Company provides. The Company applies the practical expedient to recognize revenue for these services over the term of the agreement commensurate to the amount it has the right to invoice the customer.

Call Center Services
The customer care solutions business specializes in serving as an extension of its customers’ relationships and processes, from help desk inquiries to advanced technical support. The Company earns a fee based upon the type, volume and level of services provided as part of the call center operations. Since the individual activities are not distinct, the Company accounts for them as a single performance obligation. The Company recognizes revenue over time as the customer simultaneously receives and consumes the services the Company provides. The Company applies the practical expedient to recognize revenue for these services over the term of the agreement commensurate to the amount it has the right to invoice the customer.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

Disaggregation of Revenues

The following table presents our segment revenues disaggregated by service type (in thousands):

	Fiscal Year Ended November 3, 2019
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$950,595	$822,550	$105,815	$22,987	$728	$(1,485)
Direct Placement Services	14,880	8,397	4,600	2,962	—	(1,079)
Managed Service Programs	17,023	—	3,962	13,061	—	—
Call Center Services	14,592	—	—	—	14,592	—
	$997,090	$830,947	$114,377	$39,010	$15,320	$(2,564)

Geographical Markets:
Domestic	$878,095	$827,641	$—	$38,337	$14,592	$(2,475)
International, principally Europe	118,995	3,306	114,377	673	728	(89)
	$997,090	$830,947	$114,377	$39,010	$15,320	$(2,564)

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

Accounts Receivable, Contract Assets and Contract Liabilities

The Company records accounts receivable when its right to consideration becomes unconditional. The Company maintains a sales allowance for any potential billing errors and service-related adjustments to the customer. The amount of the sales allowance is determined based on a historical transaction analysis and additions to the sales allowance are recorded as a reduction to net revenue.

As required under Topic 606, the Company changed its presentation to show this allowance as a liability, whereas under Topic 605, these accounts receivables were recorded net of an allowance. As of November 3, 2019, the change in the reserve balance from adoption was $0.4 million. Contract assets primarily relate to the Company’s rights to consideration for services provided that are conditional on satisfaction of future performance obligations. The Company records contract liabilities when payments are made or due prior to the related performance obligations being satisfied. The current portion of contract liabilities is included in Accrued insurance and other in the Consolidated Balance Sheets. The Company does not have any material contract assets or long-term contract liabilities as of November 3, 2019 and October 28, 2018.

The Company may incur fulfillment costs after obtaining a contract to generate a resource that will be used to provide the MSP services. These costs are related to the set up and implementation of customer specific MSP programs and are considered incremental and recoverable costs to fulfill the Company’s contract with the customer. These costs are deferred and amortized over the expected period of benefit of the MSP services provided to the customer, determined by taking into consideration its customer contracts and other relevant factors. Amortization expense is included in Selling, administrative and other operating costs on the Consolidated Statements of Operations. Deferred fulfillment costs were immaterial as of November 3, 2019.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

NOTE 3: Restricted Cash and Short-Term Investments
Restricted cash primarily includes amounts related to requirements under certain contracts with MSP customers, for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts, where contractually required. At November 3, 2019 and October 28, 2018 restricted cash included $9.3 million and $11.3 million, respectively, restricted for payment to associate vendors and $0.5 million and $0.5 million, respectively, restricted for other collaterized accounts.

At November 3, 2019 and October 28, 2018, short-term investments were $3.0 million and $3.1 million, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

NOTE 4: Fair Value of Financial Instruments

The following table presents assets and liabilities measured at fair value (in thousands):

	November 3, 2019	October 28, 2018	Fair Value Hierarchy
Short-term investments	$3,022	$3,063	Level 1
Total financial assets	$3,022	$3,063
Deferred compensation plan liabilities	$3,022	$3,063	Level 1
Total financial liabilities	$3,022	$3,063
The fair value of the deferred compensation plan liabilities is based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. The deferred compensation plan liability is recorded in Accrued compensation in the Consolidated Balance Sheets.

There have been no changes in the methodology used to fair value the financial instruments as well as no transfers between levels during the fiscal years ended November 3, 2019 and October 28, 2018.

NOTE 5: Trade Accounts Receivable
Trade accounts receivable includes both billed and unbilled amounts due from customers. Billed trade receivables generally do not bear interest. Unbilled receivables represent accrued revenue earned and recognized on contracts for which billings have not yet been presented to the customer. At November 3, 2019 and October 28, 2018, trade accounts receivable included unbilled receivables of $7.7 million and $7.9 million, respectively.
The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions, customers’ financial condition, and current receivable aging and payment patterns. Additions to the allowance for doubtful accounts are recorded to Selling, administrative and other operating costs in the Consolidated Statement of Operations. The Company also maintains a sales allowance for specific customers related to billing disputes. The amount of the sales allowance is determined based on discount estimates and historical credits issued and additions to the sales allowance are recorded as a reduction to net revenue. Account balances are written off against the allowances when the Company believes it is probable the amount will not be received. As required under ASC 606, the Company changed its presentation to show this sales allowance as a liability, which is included in Accrued insurance and other in the Consolidated Balance Sheet.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

For the years ended November 3, 2019 and October 28, 2018, the activity in the allowance accounts were as follows (in thousands):

	Balance at beginning of year	Adoption of Topic 606	Provision / (Release)	Deductions	Balance at end of year
Year Ended November 3, 2019
Sales allowance	$705	$(705)	$—	$—	$—
Allowance for doubtful accounts	54	—	150	(87)	117
Total included in Trade Accounts Receivable	$759	$(705)	$150	$(87)	$117

Accrued Sales Reserve included in Accrued insurance and other	$—	$705	$(395)	$—	$310

	Balance at beginning of year	Provision / (Release)	Deductions	Balance at end of year
Year Ended October 28, 2018
Sales allowance	$895	$(190)	$—	$705
Allowance for doubtful accounts	354	(8)	(292)	54
Total included in Trade Accounts Receivable	$1,249	$(198)	$(292)	$759

NOTE 6: Property, Equipment and Software

Property, equipment and software consisted of (in thousands):

	November 3, 2019	October 28, 2018
Land and buildings	$375	$363
Machinery and equipment	30,215	31,856
Leasehold improvements	3,398	4,322
Less: Accumulated depreciation and amortization	(29,757)	(31,751)
Property and equipment	4,231	4,790
Software	101,903	94,527
Less: Accumulated amortization	(80,244)	(74,925)
Property, equipment, and software, net	$25,890	$24,392

Depreciation and amortization expense totaled $7.0 million and $7.2 million for the fiscal years ended 2019 and 2018, respectively. Depreciation and amortization is included in Cost of services and Selling, administrative and other operating costs in the Consolidated Statements of Operations.

NOTE 7: Impairment Charges

Impairment of Property, Equipment and Software

In fiscal 2019, there was a $0.3 million impairment of equipment used in the customer care solutions business, which was exited in June 2019. In addition, the Company recorded a $0.3 million impairment charge for previously purchased software that will no longer be used, as well as a $0.1 million impairment charge on equipment from closed facilities. In fiscal 2018, the Company recorded an impairment charge of $0.5 million for previously purchased software no longer in use.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

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
The following represents the change in the carrying amount of goodwill during each fiscal year (in thousands):

	International Staffing
	October 28, 2018	Foreign Currency Translation Adjustment	November 3, 2019
Aggregate goodwill acquired	$10,483	$—	$10,483
Accumulated impairment losses	(3,733)	—	(3,733)
Foreign currency translation adjustment	(1,399)	46	(1,353)
Goodwill, net of impairment losses	$5,351	$46	$5,397

NOTE 8: Restructuring and Severance Charges

The Company incurred total restructuring and severance costs of $4.7 million and $8.2 million for fiscal 2019 and 2018, respectively.
2018 Restructuring Plan
On October 16, 2018, the Company approved a restructuring plan (the “2018 Plan”) based on an organizational and process redesign intended to optimize the Company’s strategic growth initiatives and overall business performance. In connection with the 2018 Plan, the Company incurred restructuring charges comprised of severance and benefit costs and facility and lease termination costs. The 2018 Plan was completed by the end of fiscal 2019. The total costs since inception through November 3, 2019 were approximately $5.4 million, consisting of $1.1 million in North American Staffing, $0.4 million in International Staffing and $3.9 million in Corporate and Other. As of November 3, 2019, the Company anticipates payments of $0.9 million will be made in fiscal 2020. The remaining $1.3 million related to facility and lease termination costs will be paid through December 2025.
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
Effective August 23, 2019, Paul Tomkins stepped down from his role as Senior Vice President and Chief Financial Officer of the Company. The Company and Mr. Tomkins subsequently executed a separation agreement, effective September 11, 2019. The Company incurred related severance costs of $0.9 million in the fourth quarter of fiscal 2019, which is payable over a period of 12 months beginning November 2019.
Exit of Customer Care Solutions Business
In June 2019, the Company exited its customer care solutions business, which is currently reported as a part of the Corporate and Other category. This exit will enable the Company to further strengthen its focus on its core staffing business, align its resources to streamline operations, improve cost competitiveness and increase profitability. As a result of this exit, the Company incurred restructuring and severance costs of $2.1 million during fiscal 2019.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

Other Restructuring Costs
During fiscal 2019 and 2018, there were other restructuring actions taken by the Company as part of its continued efforts to reduce costs and achieve operational efficiency. The Company recorded severance costs of $0.7 million and $1.3 million, respectively, primarily resulting from the elimination of certain positions.
The following tables present the restructuring and severance and benefit costs for the twelve months ended November 3, 2019 and October 28, 2018 (in thousands):

	Year Ended November 3, 2019
	Total	North American Staffing	International Staffing	North American MSP	Corporate & Other
Severance and benefit costs	$803	$200	$404	$—	$199
Other	260	37	33	14	176
2018 Plan	1,063	237	437	14	375

Severance and benefit costs	212	—	—	—	212
Other	1,849	—	—	—	1,849
Exit of Customer Care Solutions Business	2,061	—	—	—	2,061

Severance and benefit costs	493	390	48	—	55
Other	171	92	25	54	—
Other	664	482	73	54	55

Change in Executive Management	868	—	—	—	868
Total	$4,656	$719	$510	$68	$3,359

	Year Ended October 28, 2018
	Total	North American Staffing	International Staffing	North American MSP	Corporate & Other
Severance and benefit costs	$1,526	$401	$—	$—	$1,125
Other	2,826	428	—	—	2,398
2018 Plan	4,352	829	—	—	3,523

Severance and benefit costs	1,009	103	210	37	659
Other	246	—	118	108	20
Other	1,255	103	328	145	679

Change in Executive Management	2,635	—	—	—	2,635
Total	$8,242	$932	$328	$145	$6,837

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Consolidated Balance Sheets. Activity for the fiscal years ended November 3, 2019 and October 28, 2018 are summarized as follows (in thousands):

	November 3, 2019	October 28, 2018
Balance, beginning of year	$5,702	$297
Charged to expense	4,656	8,242
Cash payments	(6,513)	(2,837)
Ending Balance	$3,845	$5,702
The remaining balance at November 3, 2019 of $3.8 million, primarily related to Corporate and Other, includes $1.6 million related to the cost reduction plan implemented in fiscal 2018, $1.5 million related to change in executive management, $0.6 million related to the exit of the customer care solutions business and $0.1 million of other restructuring and severance charges.
NOTE 9: Accrued Insurance
(a)Casualty Insurance Program
Workers’ compensation insurance is purchased through mandated participation in certain state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability (collectively “casualty liability”) is insured under a paid loss deductible casualty insurance program for losses exceeding specified deductible levels. The Company is financially responsible for losses below the specified policy deductible limits while losses incurred above the deductible limit are absorbed by the insurer. The casualty program is secured by a letter of credit against the Company’s DZ Financing Program of $22.8 million as of November 3, 2019.
The Company recognizes expense and establishes accruals for amounts estimated to be incurred up to the policy deductible, both reported and not yet reported, policy premiums and related legal and other claims administration costs. The Company develops estimates for claims, as well as claims incurred but not yet reported, using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Depending on the policy year, adjustments to final expected paid amounts are determined as of five years after the end of the respective policy year or through the ultimate life of the claim. Expense recognized by the Company under its casualty insurance program amounted to $9.6 million and $10.2 million in fiscal 2019 and 2018, respectively.

(b)	Medical Insurance Programs
The Company is self-insured for a portion of its medical benefit programs for its employees. Eligible contingent staff on assignment with customers are offered medical benefits through a fully insured program administered by a third-party. Employees contribute a portion of the cost of these medical benefit programs.
The liability for the self-insured medical benefits is limited on a per claimant basis through the purchase of stop-loss insurance. The Company’s retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected claims based on statistical analysis of historical data. The Company records the expense associated with the expected losses, net of employee contributions, primarily in Selling, administrative and other operating costs in the Consolidated Statement of Operations, depending on the employee’s role. Expense recognized by the Company under its self-insured medical benefit programs amounted to $5.4 million and $4.3 million in fiscal 2019 and 2018, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

NOTE 10: Income Taxes

Loss before income taxes is derived from (in thousands):

	Year Ended
	November 3, 2019	October 28, 2018
U.S. Domestic	$(17,529)	$(36,077)
International	3,321	4,350
Loss before income tax	$(14,208)	$(31,727)

Income tax provision (benefit) by taxing jurisdiction consists of (in thousands):

	Year Ended
	November 3, 2019	October 28, 2018
Current:
U.S. Federal	$—	$(1,423)
U.S. State and local	6	188
International	1,060	2,169
Total current	$1,066	$934
Deferred:
U.S. State and local	$4	$(2)
International	(92)	26
Total deferred	(88)	24
Income tax provision	$978	$958

The difference between the income tax provision on income (loss) and the amount computed at the U.S. federal statutory rate is due to (in thousands):

	Year Ended
	November 3, 2019	October 28, 2018
U.S. Federal statutory rate	$(2,984)	$(7,424)
U.S. State income tax, net of U.S. Federal tax benefits	142	212
International permanent differences	95	(161)
International tax rate differentials	145	1,282
U.S. tax on international income	471	(1,136)
General business credits	(1,718)	(2,400)
Non-deductible expenses	358	64
Other, net	—	(1,108)
Change in valuation allowance for rate change	—	26,798
Change in valuation allowance for deferred tax assets	4,469	(15,169)
Income tax provision	$978	$958

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	November 3, 2019	October 28, 2018
Deferred tax assets:
Net operating loss carryforwards	$60,706	$55,522
Capital loss carryforwards	3,357	3,403
U.S. federal tax credit carryforwards	53,462	51,288
Deferred income	6,045	6,366
Compensation accruals	3,199	4,305
Other, net	5,744	5,365
Total deferred tax assets	132,513	126,249
Less valuation allowance	(123,266)	(118,559)
Deferred tax assets, net	9,247	7,690

Deferred tax liabilities:
Unremitted earnings from foreign subsidiaries	2,017	2,010
Software development costs	6,767	4,884
Other, net	466	959
Total deferred tax liabilities	9,250	7,853
Net deferred tax liability	$(3)	$(163)

Balance sheet classification
Non-current assets	$14	$347
Non-current liabilities	(17)	(510)
Net deferred tax asset (liability)	$(3)	$(163)
At November 3, 2019, the Company has available unused U.S. federal net operating loss (“NOL”) carryforwards of $207.2 million, U.S. state NOL carryforwards of $239.3 million, international NOL carryforwards of $9.3 million, capital loss carryforwards of $12.9 million and federal tax credits of $53.5 million. As of November 3, 2019, the U.S. federal NOL carryforwards expire at various dates between 2031 and 2038 (with some indefinite), the U.S. state NOL carryforwards expire at various dates between 2020 and 2038, the international NOL carryforwards expire at various dates beginning in 2020 (with some indefinite), capital loss carryforwards expire between 2020 and 2022 and federal tax credits expire between 2020 and 2037. At November 3, 2019, the undistributed earnings of the Company’s non-U.S. subsidiaries are not intended to be permanently invested outside of the U.S. and therefore U.S. deferred taxes have been provided.
A valuation allowance has been recognized due to the uncertainty of realization of the loss carryforwards and other deferred tax assets. Beginning in fiscal 2010, the Company’s cumulative U.S. domestic and certain non-U.S. results for each three-year period were a loss. Accordingly, the Company recorded a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets as a non-cash charge to income tax expense. The three-year cumulative loss continued in fiscal 2019 so the Company maintained a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets resulting in a total valuation allowance of $123.3 million and $118.6 million for fiscal 2019 and 2018, respectively. In reaching this conclusion, the Company considered the U.S. domestic demand and recent operating losses causing the Company to be in a three-year cumulative loss position. Management believes that the remaining deferred tax assets are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction-by-jurisdiction basis.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination based on the technical merits of the positions. The following table sets forth the change in the accrual for uncertain

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

tax positions, excluding interest and penalties (in thousands):

	November 3, 2019	October 28, 2018
Balance, beginning of year	$491	$1,495
Decreases relating to tax positions taken in a prior period	(21)	(10)
Settlements	(146)	—
Lapse of statute of limitations	(41)	(994)
Total	$283	$491
Of the total unrecognized tax benefits at November 3, 2019 and October 28, 2018, approximately $0.3 million and $0.5 million, respectively, would affect the Company’s effective income tax rate, if and when recognized in future years. The amount accrued for related potential interest and penalties at October 28, 2018 was $0.1 million. The income tax provision for the fiscal years ended November 3, 2019 and October 28, 2018 included a reversal of reserves on uncertain tax provisions of $0.2 million and $1.1 million, respectively.
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

Other provisions under the Tax Act which are effective for the Company in fiscal 2019, includes limitations on deductibility of executive compensation and interest, as well as a new minimum tax on Global Intangible Low-Taxed Income (“GILTI”), both of which did not have a material impact on the Company's financial statements.

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The measurement period ended on December 22, 2018. There was no significant impact.

NOTE 11: Real Estate Transactions

Orange, CA
In March 2016, Volt Orangeca Real Estate Corp., an indirect wholly-owned subsidiary of the Company, completed the sale of real property comprised of land and buildings with office space of approximately 200,000 square feet in Orange, California for a purchase price of $35.9 million. The Company concurrently entered into a Purchase and Sale Agreement (the “PSA”) and a Lease Agreement (the “Lease”) with Glassell Grand Avenue Partners, LLC (the “Buyer”), a limited liability company formed by Hines, a real estate investment and management firm, and funds managed by Oaktree Capital Management L.P., an investment management firm. The Buyer assigned the PSA and the Lease to Glassell Acquisitions Partners LLC, an affiliate of the Buyer, prior to the closing.
The transaction was accounted for as a sale-leaseback transaction and as an operating lease. The initial lease term is 15 years plus renewal options for two terms of five years, each based on the greater of fair market value at the time of the renewal or the base annual rent payable during the last month of the then-current term immediately preceding the extended period. The annual base rent was $2.9 million for the first year of the initial term and subsequently increases on each adjustment date by 3.0% of the then-current annual base rent. A security deposit of $2.1 million was required for the first year of the lease term which is secured by a letter of credit under the Company’s existing financing program, which was reduced to $1.4 million in the second

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

quarter of fiscal 2017 and further reduced to $0.7 million in the second quarter of fiscal 2018. The security deposit will subsequently be reduced if certain conditions are met. Accordingly, the gain on sale of $29.4 million was deferred and, through the fourth quarter of fiscal 2019, was being recognized over the remaining lease term in proportion to the related gross rental charges. However, in the first quarter of fiscal 2020, the unamortized deferred gain of $22.2 million will be recognized as a cumulative-effect adjustment to equity upon adoption of ASU 2016-02, Leases (Topic 842). For fiscal 2019 and 2018, the amortization was $1.9 million and $1.9 million, respectively.

NOTE 12: Debt

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

The Company manages its cash flow and related liquidity on a global basis. The weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $20.0 million. The Company generally targets minimum global liquidity to be 1.5 times its average weekly requirements. The Company also maintains minimum effective cash balances in foreign operations and uses a multi-currency netting and overdraft facility for its European entities to further minimize overseas cash requirements.

On July 19, 2019, the Company amended and restated its long-term $115.0 million accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschafsbank (“DZ Bank”), which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from an originator in the United Kingdom, which added an additional $5.0 - $7.0 million in borrowing availability. All other material terms and conditions of the original agreement remained substantially unchanged.

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, that subsidiary may request that DZ Bank make loans from time-to-time to that subsidiary which are secured by liens on those receivables.

On June 4, 2019, the Company entered into an amendment with DZ Bank to temporarily exclude the receivables due from a specific customer from the securitization pool under its DZ Financing Program for three subsequent reporting periods as of May 2019 through July 2019. This customer experienced internal processing issues related to specific Volt purchase orders resulting in significant payment delays, which negatively impacted the 90-Day Delinquency Rate, as defined in the DZ Financing Program. Although this change improved the delinquency rate, it temporarily decreased the Company’s borrowing availability under the DZ Financing Program by approximately $2.0 - $3.0 million. These payment delays were not credit related and the Company collected the past due amounts. The issue was resolved and the receivables from this customer were added back to the securitization pool under the original terms of the agreement, as permitted under a provision in the amendment.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of November 3, 2019, the letter of credit participation was $24.2 million, inclusive of $22.8 million for the Company’s casualty insurance program, $1.2 million for the security deposit required under certain real estate lease agreements, and $0.2 million for the Company’s corporate credit card program. The Company used $30.0 million of funds available under the DZ Financing Program to temporarily collateralize the letters of credit, until the letters of credit were established with DZ Bank on January 31, 2018.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants, with such covenants being less restrictive than those under the PNC Financing Program (as defined below). The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum Tangible Net Worth (as defined under the DZ Financing Program) of at least $30.0 million through fiscal 2019, which will increase to $40.0 million in fiscal 2020; (2) positive net income in any fiscal year ending after 2019; (3) maximum debt to tangible net worth ratio of 3:1 and (4) a minimum of $15.0 million in liquid assets (as defined under the DZ Financing Program). At November 3, 2019, there was $22.3 million of borrowing availability, as defined, under the DZ Financing program and the Company was in compliance with all debt covenants.

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

At November 3, 2019 and October 28, 2018, the Company had outstanding borrowings under the DZ Financing Program of $55.0 million and $50.0 million, respectively, with a weighted average annual interest rate of 4.1% and 3.6% during fiscal years 2019 and 2018, respectively.

Long-term debt consists of the following (in thousands):

	November 3, 2019	October 28, 2018
Financing programs	$55,000	$50,000
Less:
Deferred financing fees	1,106	932
Total long-term debt, net	$53,894	$49,068

On January 14, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined, from January 25, 2021 to January 25, 2023, and extend the Facility Maturity Date, as defined, from July 25, 2021 to July 25, 2023; and (2) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020. All other terms and conditions remain unchanged.

NOTE 13: Stockholders’ Equity
(a)Common Stock

Each outstanding share of common stock is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time-to-time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during fiscal 2019 or 2018. The holders of common stock have no preemptive or other subscription rights and there is no redemption or sinking fund provisions with respect to such shares. There is no preferred stock outstanding.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

(b)Treasury Stock

The Company issues shares out of treasury stock to satisfy share-based compensation awards. Activity for the fiscal years ended November 3, 2019 and October 28, 2018 is summarized as follows (in thousands):

	November 3, 2019	October 28, 2018
Balance, beginning of the year	$(33,600)	$(37,607)

Shares issued for share-based compensation awards	7,445	4,007

Ending Balance	$(26,155)	$(33,600)

(c)    Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) are as follows (in thousands):

Foreign currency gains/(losses)
Balance at October 29, 2017	$(5,261)

Other comprehensive income (loss) before reclassifications	(1,809)
Current period other comprehensive income (loss)	(1,809)

Balance at October 28, 2018	(7,070)

Other comprehensive income (loss) before reclassifications	269
Current period other comprehensive income	269

Balance at November 3, 2019	$(6,801)

There were no reclassifications from accumulated other comprehensive loss in fiscal 2019 and 2018.

NOTE 14: Share-Based Compensation Plans

For the twelve months ended in fiscal year 2019 and 2018, the Company recognized share-based compensation expense of $1.4 million and $1.8 million, respectively. These expenses are included in Selling, administrative and other operating costs in the Company’s Consolidated Statements of Operations.
2019 Equity Incentive Plan
On May 1, 2019, the stockholders of the Company approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan permits the granting of (1) stock options, including incentive stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) performance awards, and (6) other awards valued in whole or in part by reference to or otherwise based on our common stock (as defined in the 2019 Plan, “other share-based awards”). Subject to adjustment as provided in the 2019 Plan, up to an aggregate of 2,500,000 shares of the Company’s common stock will be available for awards under the 2019 Plan, plus any shares granted under the Company’s 2015 Equity Incentive Plan that become available for awards under such plan.
Equity Awards
During fiscal 2019, the Company granted long-term incentive awards in the aggregate of 297,229 performance stock units (“PSUs”) to executive management and 430,563 restricted stock units (“RSUs”) to certain employees including executive

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

management. Additionally, an annual equity grant totaling 86,405 RSUs was made to the Board of Directors of the Company (“Board of Directors”).
The PSUs are eligible to vest in three equal tranches at the end of each performance period. Vesting of the PSUs is dependent on the achievement of the adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) margin percentage goals based on adjusted revenues at the end of each fiscal year end of the one-year, two-year and three-year performance periods and provided that the employees remain employed with the Company on each of those vesting dates. The payout percentages can range from 0% to 150%. The RSUs for the employees vest in equal annual tranches over three years, provided the employees remain employed with the Company on each of those vesting dates. The RSUs for the Board of Directors vest in one year from the grant date provided that the director provides continued service through the vesting date. The grant date fair value for the PSUs and RSUs is measured using the closing stock price on the grant date. The total fair value of the PSUs and RSUs granted during fiscal 2019 was approximately $1.2 million and $2.1 million, respectively.
There were no grants of stock options in fiscal 2019. For stock options granted in the prior fiscal years, the fair value of the option grants was estimated using the Black-Scholes option-pricing model, which requires estimates of key assumptions based on both historical information and management judgment regarding market factors and trends. For RSUs granted in the prior fiscal year that are classified as equity awards, the grant date fair value is measured using the closing stock price on the grant date. These awards vest in equal annual tranches over three years, provided the employees remain employed with the Company on each of those vesting dates. The Company granted 133,181 stock options in fiscal 2018 with a total grant date fair value of $0.2 million.

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

The weighted average assumptions used to estimate the fair value of stock options for fiscal 2018 were as follows:

Fiscal Year Ended
October 28, 2018
Weighted-average fair value of stock option granted	$1.75
Expected volatility	40.0%
Expected term (in years)	6.00
Risk-free interest rate	2.73%
Expected dividend yield	0.0%

The grants vest in equal annual tranches over three years, provided the employees remain employed on each of those vesting dates. Compensation expense for the stock options is recognized over the vesting period. The stock options expire 10 years from the initial grant date and have a weighted average exercise price of $4.10 for fiscal 2018.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

Liability Awards
During fiscal 2018, the Company granted 276,396 PSUs and 491,138 RSUs that are classified as a liability at fair value, which is computed using a Monte Carlo simulation and re-measured periodically based on the effect that the market condition has on these awards. The liability and corresponding expense are adjusted accordingly until the awards are settled. As of the fiscal year ended November 3, 2019, the total fair value of the remaining PSUs and RSUs was approximately $0.1 million and $0.5 million, respectively.
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
In prior years, the Company granted phantom units in the form of cash-settled RSUs to certain senior management level employees. The total fair value at the grant date was approximately $0.3 million with a weighted average fair value per unit of $4.35. The units vest in equal annual tranches over three years, provided the employees remain employed on each of those vesting dates. These awards are classified as a liability and re-measured at the end of each reporting period based on the change in fair value of one share of the Company’s common stock. As of the end of fiscal 2019, the total fair value was less than $0.1 million and 6,012 phantom units were outstanding.
Summary of Equity and Liability Awards
The following tables summarize the activities related to the Company’s share-based equity and liability awards for the fiscal year ended November 3, 2019:

Stock Options	Number of shares	Weighted average exercise price	Weighted average contractual life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 29, 2017	2,499,922	$6.32	8.20	$6,051
Granted	133,181	$4.10	—	$—
Forfeited	(1,033,063)	$7.16	—	$—
Outstanding at October 28, 2018	1,600,040	$5.25	7.27	$—
Exercised	(200,000)	$4.35	—	$—
Forfeited	(335,972)	$5.42	—	$—
Expired	(460,584)	$5.36	—	$—
Outstanding at November 3, 2019	603,484	$6.28	6.81	$—
Unvested at November 3, 2019	108,695	$—	—	$—
Exercisable at November 3, 2019	494,789	$6.75	6.55	$—

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

	Number of	Weighted Average
Performance Share Units	Shares	Grant Date Fair Value
Outstanding at October 29, 2017	—	$—
Granted	276,396	$3.38
Outstanding at October 28, 2018	276,396	$3.38
Granted (a) (b)	377,833	$4.05
Forfeited	(179,981)	$3.61
Vested	(97,262)	$3.82
Outstanding at November 3, 2019	376,986	$3.90
(a) Includes the incremental issuance of shares related to the Fiscal 2018 PSU grant.
(b) Includes the incremental shares for the first tranche of the fiscal 2019 PSU grant based on attainment of the fiscal 2019 EBITDA margin percentage goal. These shares will be issued upon vesting.

	Number of	Weighted Average
Restricted Stock Units	Shares	Grant Date Fair Value
Outstanding at October 29, 2017	338,966	$5.20
Granted	491,138	$3.23
Forfeited	(40,769)	$4.62
Vested	(206,504)	$5.33
Outstanding at October 28, 2018	582,831	$3.53
Granted	516,968	$4.11
Forfeited	(236,035)	$3.73
Vested	(196,682)	$3.75
Outstanding at November 3, 2019	667,082	$3.86

As of November 3, 2019 total unrecognized compensation expense of $2.6 million related to PSUs, stock options, RSUs and phantom units will be recognized over the remaining weighted average vesting period of 2.1 years, of which $1.8 million, $0.6 million, and $0.2 million is expected to be recognized in fiscal 2020, 2021 and 2022, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

NOTE 15: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Year Ended
	November 3, 2019	October 28, 2018
Numerator
Net income (loss)	$(15,186)	$(32,685)

Denominator
Basic weighted average number of shares	21,119	21,051
Dilutive weighted average number of shares	21,119	21,051

Per Share Data:
Basic:
Net income (loss)	$(0.72)	$(1.55)

Diluted:
Net income (loss)	$(0.72)	$(1.55)

The fiscal 2019 diluted earnings per share did not include the effect of potentially dilutive outstanding shares comprised of 667,082 RSUs, 603,484 of stock options and 376,986 PSUs because the effect would have been anti-dilutive. The fiscal 2018 diluted earnings per share did not include the effect of potentially dilutive outstanding shares comprised of 97,719 RSUs, 1,600,040 of stock options and 276,936 PSUs because the effect would have been anti-dilutive.

NOTE 16: Commitments and Contingencies

(a)	Leases

The future minimum rental commitments as of November 3, 2019 for all non-cancelable operating leases were as follows (in thousands):

Fiscal year:	Amount
2020	$11,782
2021	9,287
2022	7,457
2023	6,328
2024	5,486
Thereafter	28,422
Total minimum payments required (a)	$68,762
(a) - Minimum payments have not been reduced by minimum sublease rentals of $9.6 million, or approximately $1.5 million annually, due in the future under noncancelable subleases.
Many of the leases also require the Company to pay and contribute to property taxes, insurance and ordinary repairs and maintenance. The lease agreements, which expire at various dates through 2031, may be subject in some cases to renewal options, early termination options or escalation clauses.
Rent expense for all operating leases in fiscal 2019 and 2018 were $13.8 million and $16.3 million, respectively.

(b)	Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company’s loss contingencies not discussed elsewhere consist primarily of claims and legal actions arising in the normal course of business

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

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

(c)    Other Matters

As previously disclosed in the Annual Report on Form 10-K for the year ended October 28, 2018, certain qualification failures related to nondiscrimination testing for the Company’s 401(k) plans consisting of the (1) Volt Technical Services Savings Plan and the (2) Volt Information Sciences, Inc. Savings Plan occurred during plan years prior to 2016. The Company has obtained the approval from the Internal Revenue Service regarding the method for curing the failures and made a contribution of $0.8 million in the fourth quarter of fiscal 2019.

NOTE 17: Subsequent Events

On January 14, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined, from January 25, 2021 to January 25, 2023, and extend the Facility Maturity Date, as defined, from July 25, 2021 to July 25, 2023; and (2) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020. All other terms and conditions remain unchanged.

In the first quarter of fiscal 2020, the Company approved a restructuring plan (the “Plan”) as part of its strategic initiative to optimize the Company’s cost infrastructure. Included in this initiative is the Company’s plan to leverage the global capabilities of our staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location. The plan will affect approximately 125 employees. The Company expects to incur a total estimated pre-tax restructuring charge of approximately $1.2 million of severance and benefit costs in the first half of its fiscal year ending November 1, 2020.

NOTE 18: Segment Disclosures

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

In June 2019, the Company exited its customer care solutions business, which was currently reported as a part of the Corporate and Other category. This exit allows the Company to further strengthen its focus on its core staffing business and align its resources to streamline operations, improve cost competitiveness and increase profitability. The Company’s other non-reportable businesses continued to be combined and disclosed with corporate services under the category Corporate and Other.

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
As of November 3, 2019

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Year Ended November 3, 2019
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$997,090	$830,947	$114,377	$39,010	$15,320	$(2,564)
Cost of services	844,527	708,824	95,552	28,324	14,391	(2,564)
Gross margin	152,563	122,123	18,825	10,686	929	—

Selling, administrative and other operating costs	157,052	103,437	15,422	5,595	32,598	—
Restructuring and severance costs	4,656	719	510	68	3,359	—
Impairment charges	688	4	—	—	684	—
Operating income (loss)	(9,833)	17,963	2,893	5,023	(35,712)	—
Other income (expense), net	(4,375)
Income tax provision	978
Net loss	$(15,186)

	Year Ended October 28, 2018
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$1,039,170	$860,544	$117,351	$29,986	$35,228	$(3,939)
Cost of services	885,492	735,050	98,640	22,637	33,104	(3,939)
Gross margin	153,678	125,494	18,711	7,349	2,124	—

Selling, administrative and other operating costs	173,337	112,459	15,986	5,571	39,321	—
Restructuring and severance costs	8,242	932	328	145	6,837	—
Impairment charges	506	—	—	—	506	—
Operating income (loss)	(28,407)	12,103	2,397	1,633	(44,540)	—
Other income (expense), net	(3,320)
Income tax provision	958
Net loss	$(32,685)

(1) Revenues are primarily derived from Volt Customer Care Solutions business through June 7, 2019.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions business.

Assets of the Company by reportable segment are summarized in the following table (in thousands):

	November 3, 2019	October 28, 2018
Assets:
North American Staffing	$109,067	$121,510
International Staffing	30,327	27,765
North American MSP	19,196	20,194
Corporate & Other	59,414	67,227
Total Assets	$218,004	$236,696

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

Sales to external customers and long-lived assets of the Company by geographic area are as follows (in thousands):

	Year Ended
	November 3, 2019	October 28, 2018
Net Revenue:
Domestic	$878,095	$916,561
International	118,995	122,609
Total Net Revenue	$997,090	$1,039,170

	November 3, 2019	October 28, 2018
Long-Lived Assets:
Domestic	$24,525	$23,274
International	1,365	1,118
Total Long-Lived Assets	$25,890	$24,392

Capital expenditures and depreciation and amortization by the Company’s operating segments are as follows (in thousands):

	Year Ended
	November 3, 2019	October 28, 2018
Capital Expenditures:
North American Staffing	$415	$340
International Staffing	315	207
North American MSP	295	28
Corporate & Other	8,028	2,990
Total Capital Expenditures	$9,053	$3,565

Depreciation and Amortization:
North American Staffing	$415	$464
International Staffing	281	359
North American MSP	50	9
Corporate & Other	6,209	6,377
Total Depreciation and Amortization	$6,955	$7,209

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

NOTE 19: Quarterly Financial Information (unaudited)
The following tables present certain unaudited consolidated quarterly financial information for each quarter in the fiscal years ended November 3, 2019 and October 28, 2018 (in thousands, except per share amounts):

	Three Months Ended
	January 27, 2019	April 28, 2019	July 28, 2019	November 3, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	13 weeks	13 weeks	13 weeks	14 weeks

NET REVENUE	$253,436	$252,070	$233,176	$258,408
Cost of services	215,737	215,813	197,528	215,449
GROSS MARGIN	37,699	36,257	35,648	42,959

Selling, administrative and other operating costs	39,810	38,939	38,395	39,908
Restructuring and severance costs	59	724	2,017	1,856
Impairment charges	—	347	79	262
OPERATING INCOME (LOSS)	(2,170)	(3,753)	(4,843)	933

Interest income	55	66	87	66
Interest expense	(801)	(765)	(801)	(789)
Foreign exchange gain (loss), net	213	(314)	(151)	(360)
Other income (expense), net	(239)	(166)	(184)	(292)
LOSS BEFORE INCOME TAXES	(2,942)	(4,932)	(5,892)	(442)
Income tax provision	273	233	165	307
NET LOSS	$(3,215)	$(5,165)	$(6,057)	$(749)

PER SHARE DATA:
Basic:
Net Loss	$(0.15)	$(0.24)	$(0.29)	$(0.04)
Weighted average number of shares	21,080	21,082	21,157	21,157

Diluted:
Net Loss	$(0.15)	$(0.24)	$(0.29)	$(0.04)
Weighted average number of shares	21,080	21,082	21,157	21,157

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 3, 2019

	Three Months Ended
	January 28, 2018	April 29, 2018	July 29, 2018	October 28, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	13 weeks	13 weeks	13 weeks	13 weeks

NET REVENUE	$253,338	$263,219	$257,808	$264,805
Cost of services	217,329	225,918	221,448	220,797
GROSS MARGIN	36,009	37,301	36,360	44,008

Selling, administrative and other operating costs	46,938	42,916	42,222	41,261
Restructuring and severance costs	518	104	3,108	4,512
Impairment charges	—	155	—	351
OPERATING LOSS	(11,447)	(5,874)	(8,970)	(2,116)

Interest income	22	47	50	54
Interest expense	(804)	(678)	(602)	(681)
Foreign exchange gain (loss), net	703	(497)	(294)	491
Other income (expense), net	(528)	(55)	(296)	(252)
LOSS BEFORE INCOME TAXES	(12,054)	(7,057)	(10,112)	(2,504)
Income tax provision (benefit)	(1,360)	630	1,306	382
NET LOSS	$(10,694)	$(7,687)	$(11,418)	$(2,886)

PER SHARE DATA:
Basic:
Net loss	$(0.51)	$(0.37)	$(0.54)	$(0.14)
Weighted average number of shares	21,029	21,032	21,071	21,072

Diluted:
Net loss	$(0.51)	$(0.37)	$(0.54)	$(0.14)
Weighted average number of shares	21,029	21,032	21,071	21,072