Form 10-Q
period 2020-02-02
VOLT INFORMATION SCIENCES, INC.
filed 2020-03-13
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 2, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-09232

VOLT INFORMATION SCIENCES, INC.
(Exact name of registrant as specified in its charter)

New York	13-5658129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Charles Lindbergh Boulevard, Uniondale, New York	11553
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(516) 228-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10	VOLT	NYSE American

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

As of March 6, 2020, there were 21,408,659 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 2, 2020	January 27, 2019
NET REVENUE	$217,766	$253,436
Cost of services	186,339	215,737
GROSS MARGIN	31,427	37,699

EXPENSES
Selling, administrative and other operating costs	39,497	39,810
Restructuring and severance costs	1,246	59
Impairment charge	11	—
OPERATING LOSS	(9,327)	(2,170)

OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(700)	(746)
Foreign exchange gain (loss), net	(328)	213
Other income (expense), net	(258)	(239)
TOTAL OTHER INCOME (EXPENSE), NET	(1,286)	(772)

LOSS BEFORE INCOME TAXES	(10,613)	(2,942)
Income tax provision	195	273
NET LOSS	$(10,808)	$(3,215)

PER SHARE DATA:
Basic and Diluted:
Net loss	$(0.50)	$(0.15)
Weighted average number of shares	21,416	21,080

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	February 2, 2020	January 27, 2019
NET LOSS	$(10,808)	$(3,215)
Other comprehensive income (loss):
Foreign currency translation adjustments net of taxes of $0 and $0, respectively	364	158
COMPREHENSIVE LOSS	$(10,444)	$(3,057)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	February 2, 2020	November 3, 2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,876	$28,672
Restricted cash and short-term investments	8,484	12,794
Trade accounts receivable, net of allowances of $95 and $117, respectively	125,113	135,950
Other current assets	7,595	7,252
TOTAL CURRENT ASSETS	172,068	184,668
Property, equipment and software, net	25,274	25,890
Right of use assets - operating leases	45,158	—
Other assets, excluding current portion	6,781	7,446
TOTAL ASSETS	$249,281	$218,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$20,713	$21,507
Accounts payable	29,939	36,341
Accrued taxes other than income taxes	13,062	11,244
Accrued insurance and other	22,841	24,654
Operating lease liabilities	8,123	—
Income taxes payable	1,741	1,570
TOTAL CURRENT LIABILITIES	96,419	95,316
Accrued insurance and other, excluding current portion	8,579	12,029
Operating lease liabilities, excluding current portion	41,693	—
Deferred gain on sale of real estate, excluding current portion	—	20,270
Income taxes payable, excluding current portion	289	289
Deferred income taxes	5	17
Long-term debt, net	53,831	53,894
TOTAL LIABILITIES	200,816	181,815
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 21,408,659 shares and 21,367,821 shares, respectively	2,374	2,374
Paid-in capital	78,085	77,688
Accumulated deficit	(248)	(10,917)
Accumulated other comprehensive loss	(6,437)	(6,801)
Treasury stock, at cost; 2,329,344 and 2,370,182 shares, respectively	(25,309)	(26,155)
TOTAL STOCKHOLDERS’ EQUITY	48,465	36,189
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,281	$218,004
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)
(unaudited)

	Three Months Ended February 2, 2020
	Common Stock $0.10 Par Value		Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT NOVEMBER 3, 2019	23,738,003	$2,374	$77,688	$(10,917)	$(6,801)	$(26,155)	$36,189
Effect of new accounting principle	—	—	—	22,216	—	—	22,216
Net loss	—	—	—	(10,808)	—	—	(10,808)
Share-based compensation	—	—	511	—	—	—	511
Issuance of common stock	—	—	(114)	(739)	—	846	(7)
Other comprehensive income	—	—	—	—	364	—	364
BALANCE AT FEBRUARY 2, 2020	23,738,003	$2,374	$78,085	$(248)	$(6,437)	$(25,309)	$48,465

	Three Months Ended January 27, 2019
	Common Stock $0.10 Par Value		Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT OCTOBER 28, 2018	23,738,003	$2,374	$79,057	$9,738	$(7,070)	$(33,600)	$50,499
Effect of new accounting principle	—	—	—	426	—	—	426
Net loss	—	—	—	(3,215)	—	—	(3,215)
Share-based compensation	—	—	(113)	—	—	—	(113)
Issuance of common stock	—	—	(35)	(206)	—	241	—
Other comprehensive income	—	—	—	—	158	—	158
BALANCE AT JANUARY 27, 2019	23,738,003	$2,374	$78,909	$6,743	$(6,912)	$(33,359)	$47,755
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	February 2, 2020	January 27, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,808)	$(3,215)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,973	1,603
Operating lease asset amortization	2,082	—
Allowance (release) of doubtful accounts and sales allowances	5	(22)
Unrealized foreign currency exchange (gain) loss	472	39
Impairment charge	11	—
Amortization of gain on sale leaseback of property	—	(486)
Loss (gain) on dispositions of property, equipment and software	(327)	6
Share-based compensation	511	(113)
Change in operating assets and liabilities:
Trade accounts receivable	10,957	8,393
Other assets	248	768
Accounts payable	(6,468)	(7,123)
Accrued expenses and other liabilities	1,205	1,936
Income taxes	172	174
Net cash provided by operating activities	33	1,960
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	—	(11)
Purchases of investments	(16)	(58)
Proceeds from sale of property, equipment, and software	352	—
Purchases of property, equipment, and software	(1,370)	(1,698)
Net cash used in investing activities	(1,034)	(1,767)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(10,000)	(10,000)
Draw-down on borrowings	10,000	15,000
Debt issuance costs	(230)	(140)
Withholding tax payment on vesting of stock awards	(6)	—
Net cash provided by (used in) financing activities	(236)	4,860
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(565)	(429)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,802)	4,624
Cash, cash equivalents and restricted cash, beginning of period	38,444	36,544
Cash, cash equivalents and restricted cash, end of period	$36,642	$41,168

Cash paid during the period:
Interest	$730	$801
Income taxes	$4	$146

Reconciliation of cash, cash equivalents, and restricted cash:
Current assets:
Cash and cash equivalents	$30,876	$32,925
Restricted cash included in Restricted cash and short-term investments	5,766	8,243
Cash, cash equivalents and restricted cash, end of period	$36,642	$41,168
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended February 2, 2020 and January 27, 2019
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. (“Volt” or the “Company”) have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended November 3, 2019. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, is based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 3, 2019.

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

Recently Adopted by the Company

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in Topic 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. The Company adopted this ASU in the first quarter of fiscal 2020 resulting in no significant impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The Company adopted this ASU in the first quarter of fiscal 2020 resulting in a significant impact on the Company's consolidated financial statements. For the impact on the Company’s consolidated financial statements, refer to Note 3 - Leases.

All other ASUs that became effective for Volt in the first three months of fiscal 2020 were not applicable to the Company at this time and therefore, did not have any impact during the period.

NOTE 3: Leases

The Company adopted ASC 842, Leases on November 4, 2019 using the modified transition method without retrospective application to comparative periods. The Company elected the package of three practical expedients allowed for under the transition guidance. Accordingly, the Company did not reassess: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; or (3) initial direct costs for any existing leases. The Company has also elected not to recognize right-of-use assets (“ROU”) and lease liabilities for short-term leases that have a term of 12 months or less.
The Company’s material operating leases consist of branch locations as well as corporate office space. Our leases have remaining terms of 1 - 12 years. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal option periods. Volt determines if an arrangement meets the criteria of a lease at inception, at which time it also performs an analysis to determine whether the lease qualifies as operating or financing. The Company does not currently have any finance leases.
Upon adoption, the Company recorded approximately $47.2 million of ROU assets and $52.0 million of lease liabilities related to operating leases on the Condensed Consolidated Balance Sheet. At transition, the ROU asset was measured at the initial amount of the lease liability adjusted for any deferred rent and cease-use liabilities. The Company also recognized a $22.2 million cumulative-effect adjustment to retained earnings related to the deferred gain on the sale and leaseback of real estate. This gain was previously being amortized at approximately $0.5 million per quarter as an offset to rent expense in the Condensed Consolidated Statements of Operations. Since the Company has a full valuation allowance against its deferred tax assets, the impact is a reduction to our deferred tax assets and related valuation allowance, which will result in no tax impact to the net change to equity.
Operating lease liabilities represent the present value of lease payments not yet paid. ROU assets represent Volt's right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepaid or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. As the rate implicit in the lease is not readily determinable, the Company used its incremental borrowing rates based on the information available at the lease commencement date in determining the present value of lease payments. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases.
The Company has elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each as a single lease component, for all underlying asset classes. Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance, tax payments and other miscellaneous costs. The variable portion of lease payments is not included in the ROU assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.
Operating leases are included in Right of use assets - operating leases and Operating lease liabilities, current and long-term, on the Condensed Consolidated Balance Sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term, and is included in Selling, administrative and other operating costs on the Condensed Consolidated Statement of Operations. During the three months ended February 2, 2020, cash paid for the amount that was included in the measurement of operating lease liabilities was $2.9 million and the ROU assets obtained in exchange for operating lease liabilities was $52.0 million.
The components of lease expense were as follows (in thousands):

Three Months Ended February 2, 2020

Operating lease expense	$2,921
Sublease income	(394)
Total (1)	$2,527

(1) The Company's short term and variable lease expenses were minimal.

Weighted average remaining lease terms and discount rates were as follows:

Three Months Ended February 2, 2020

Weighted average remaining lease term (years)	8.3
Weighted average discount rate	6.3%

Maturities of operating lease liabilities as of February 2, 2020 were as follows (in thousands):

Fiscal Year:	Amount
Remainder of 2020	$8,434
2021	8,922
2022	7,363
2023	6,411
2024	5,572
2025	5,255
Thereafter	22,894
Total future lease payments	$64,851
Less: Imputed interest	15,035
Total operating lease liabilities	$49,816

Maturities of operating leases accounted for under ASC 840 as of fiscal year-end 2019 were as follows (in thousands):

Fiscal Year:	Amount
2020	$11,782
2021	9,287
2022	7,457
2023	6,328
2024	5,486
Thereafter	28,422
Total	$68,762

NOTE 4: Revenue Recognition

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

Disaggregation of Revenues

The following table presents our segment revenues disaggregated by service type (in thousands):

	Three Months Ended February 2, 2020
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$210,043	$180,863	$23,607	$5,794	$203	$(424)
Direct Placement Services	3,217	1,532	1,008	677	—	—
Managed Service Programs	4,506	—	1,608	2,898	—	—
	$217,766	$182,395	$26,223	$9,369	$203	$(424)

Geographical Markets:
Domestic	$190,683	$181,768	$—	$9,318	$—	$(403)
International	27,083	627	26,223	51	203	(21)
	$217,766	$182,395	$26,223	$9,369	$203	$(424)

	Three Months Ended January 27, 2019
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations
Service Revenues:
Staffing Services	$238,733	$209,634	$24,633	$4,609	$172	$(315)
Direct Placement Services	3,353	2,214	863	702	—	(426)
Managed Service Programs	3,676	—	770	2,906	—	—
Call Center Services	7,674	—	—	—	7,674	—
	$253,436	$211,848	$26,266	$8,217	$7,846	$(741)

Geographical Markets:
Domestic	$226,154	$211,108	$—	$8,092	$7,674	$(720)
International	27,282	740	26,266	125	172	(21)
	$253,436	$211,848	$26,266	$8,217	$7,846	$(741)

(1) Includes the revenues from Volt's Customer Care Solutions business through the time of exit in June 2019

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

Accounts Receivable, Contract Assets and Contract Liabilities

The Company records accounts receivable when its right to consideration becomes unconditional and records a sales allowance as a liability. As of February 2, 2020, the change in the reserve balance from November 3, 2019 was minimal. Contract assets primarily relate to the Company's rights to consideration for services provided that are conditional on satisfaction of future performance obligations. The Company records contract liabilities when payments are made or due prior to the related performance obligations being satisfied. The current portion of contract liabilities is included in Accrued insurance and other in the Condensed Consolidated Balance Sheets. The Company does not have any material contract assets or long-term contract liabilities as of February 2, 2020 and November 3, 2019.

Economic Factors

The Company's operations are subject to variations in the economic condition and regulatory environment in their jurisdictions of operations. Adverse economic conditions may severely reduce the demand for the Company’s services and directly impact the revenue. In addition, the Company faces risks in complying with various legal requirements and unpredictable changes in both U.S. and foreign regulations. This may have a financial impact on the business and operations.

NOTE 5: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended February 2, 2020 were (in thousands):

Foreign Currency Translation
Accumulated other comprehensive loss at beginning of the period	$(6,801)
Other comprehensive income	364
Accumulated other comprehensive loss at February 2, 2020	$(6,437)

There were no reclassifications from accumulated other comprehensive loss for the three months ended February 2, 2020 and January 27, 2019.

NOTE 6: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers, for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors is generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts, where contractually required. At February 2, 2020 and November 3, 2019, restricted cash included $5.2 million and $9.3 million, respectively, restricted for payment to associate vendors, and $0.5 million in both periods, restricted for other collateral accounts.

Short-term investments were $2.7 million and $3.0 million at February 2, 2020 and November 3, 2019, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company’s provision (benefit) for income taxes primarily includes foreign jurisdictions and state taxes. The income tax provision in the first quarter of fiscal 2020 and 2019 of $0.2 million and $0.3 million, respectively, were primarily related to locations outside of the United States. The Company’s quarterly provision (benefit) for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

NOTE 8: Debt

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

The Company manages its cash flow and related liquidity on a global basis. The weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $18.0 million. The Company generally targets minimum global liquidity to be approximately 1.5 times its average weekly requirements. The Company also maintains minimum effective cash balances in foreign operations and uses a multi-currency netting and overdraft facility for its European entities to further minimize overseas cash requirements.

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

On January 14, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined under the DZ Financing Program, from January 25, 2021 to January 25, 2023; (2) extend the Facility Maturity Date, as defined under the DZ Financing Program, from July 25, 2021 to July 25, 2023; and (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020. All other terms and conditions remain unchanged.

Loan advances may be made under the DZ Financing Program through January 25, 2023 and all loans will mature no later than July 25, 2023. Loans will accrue interest (i) with respect to loans that are funded through the issuance of commercial paper notes, at the commercial paper (“CP”) rate, and (ii) otherwise, at a rate per annum equal to adjusted LIBOR. The CP rate will be based on the rates paid by the applicable lender on notes it issues to fund related loans. Adjusted LIBOR is based on LIBOR for the applicable interest period and the rate prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirements with respect to Eurocurrency funding. If an event of default occurs, all loans shall bear interest at a rate per annum equal to the prime rate (the federal funds rate plus 3%) plus 2.5%.

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of February 2, 2020, the letter of credit participation was $24.2 million inclusive of $22.8 million for the Company’s casualty insurance program, $1.2 million for the security deposit required under certain real estate lease agreements and $0.2 million for the Company's corporate credit card program.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum Tangible Net Worth, as defined under the DZ Financing Program, of at least $30.0 million through fiscal 2019, which increased to $40.0 million in fiscal 2020; (2) positive net income in any fiscal year ending after 2020; (3) maximum debt to tangible net worth ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined under the DZ Financing Program. At February 2, 2020, the Company was in compliance with all debt covenants. At February 2, 2020, there was $11.3 million of borrowing availability, as defined under the DZ Financing Program.

At February 2, 2020, the Company had outstanding borrowings under the DZ Financing Program of $55.0 million with a weighted average annual interest rate of 3.5% during the first quarter of fiscal 2020. At January 27, 2019, the Company had outstanding borrowings under the DZ Financing program of $55.0 million, with a weighted average annual rate of 4.1% during the first quarter of fiscal 2019.

Subsequent to the end of the quarter, on March 12, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to revise an existing covenant to maintain a Tangible Net Worth, as defined, from $40.0 million to $35.0 million through the Company’s fiscal quarter ending on or about July 31, 2020 and at least $40.0 million in each quarter thereafter. All other terms and conditions remain unchanged.

Long-term debt consists of the following (in thousands):

	February 2, 2020	November 3, 2019
Financing programs	$55,000	$55,000
Less:
Deferred financing fees	1,169	1,106
Total long-term debt, net	$53,831	$53,894

NOTE 9: Earnings (Loss) Per Share

Basic and diluted net loss per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	February 2, 2020	January 27, 2019
Numerator
Net loss	$(10,808)	$(3,215)

Denominator
Basic weighted average number of shares	21,416	21,080
Diluted weighted average number of shares	21,416	21,080

Net loss per share:
Basic	$(0.50)	$(0.15)
Diluted	$(0.50)	$(0.15)

The diluted earnings per share for the three months ended February 2, 2020 did not include the effect of potentially dilutive outstanding shares comprised of 653,210 RSUs (defined below), 530,135 stock options and 376,986 PSUs (defined below) because the effect would have been anti-dilutive. The diluted earnings per share for the three months ended January 27, 2019 did not include the effect of potentially dilutive outstanding shares comprised of 445,389 RSUs, 1,371,856 stock options and 218,097 PSUs because the effect would have been anti-dilutive.

NOTE 10: Share-Based Compensation Plans

For the three months ended February 2, 2020 and January 27, 2019, the Company recognized share-based compensation expense of $0.5 million and $0.1 million, respectively. These expenses are included in Selling, administrative and other operating costs in the Company’s Condensed Consolidated Statements of Operations.
Equity Awards
During fiscal 2019, the Company granted performance stock units (“PSUs”) to executive management, restricted stock units (“RSUs”) to certain employees including executive management and its annual equity grant of RSUs to the Board of Directors of the Company (“Board of Directors”).
The PSUs are eligible to vest in three equal tranches at the end of each performance period. Vesting of the PSUs is dependent on the achievement of the adjusted Earnings Before Interest, Taxes, Depreciation and Amortization margin percentage goals based on adjusted revenues at the end of each fiscal year end of the one-year, two-year and three-year performance periods and provided that the employees remain employed with the Company on each of those vesting dates. The payout percentages can range from 0% to 150%. The RSUs for the employees vest in equal annual tranches over three years, provided the employees remain employed with the Company on each of those vesting dates. The RSUs for the Board of Directors vest in one year from the grant date provided that the director provides continued service through the vesting date. The grant date fair value for the PSUs and RSUs is measured using the closing stock price on the grant date. The PSUs and RSUs had a total grant date fair value of approximately $1.2 million and $2.1 million, respectively.

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
Liability Awards
During fiscal 2018, the Company granted PSUs and RSUs that are classified as a liability at fair value, which is computed using a Monte Carlo simulation and re-measured periodically based on the effect that the market condition has on these awards. The liability and corresponding expense is adjusted accordingly until the awards are settled. As of the first quarter ended February 2, 2020, the total fair value of the remaining PSUs and RSUs was approximately $0.1 million and $0.5 million, respectively.
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
In prior years, the Company granted phantom units in the form of cash-settled RSUs to certain senior management level employees. The total fair value at the grant date was approximately $0.3 million with a weighted average fair value per unit of $4.35. The units vest in equal annual tranches over three years, provided the employees remain employed on each of those vesting dates. These awards are classified as a liability and re-measured at the end of each reporting period based on the change in fair value of one share of the Company’s common stock. As of the first quarter ended February 2, 2020, the total fair value was less than $0.1 million and 5,465 phantom units were outstanding.
Summary of Equity and Liability Awards
The following tables summarize the activities related to the Company’s share-based equity and liability awards for the three months ended February 2, 2020:

Performance Share Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at November 3, 2019 and February 2, 2020	376,986	$3.90

Restricted Stock Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at November 3, 2019	667,082	$3.86
Forfeited	(4,387)	$3.80
Vested	(9,485)	$4.10
Outstanding at February 2, 2020	653,210	$3.86

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at November 3, 2019	603,484	$6.28	6.81	$—
Expired	(73,350)	$9.28	—	$—
Outstanding at February 2, 2020	530,134	$5.86	6.97	$—
Unvested at February 2, 2020	64,302	$4.18	7.94	$—
Exercisable at February 2, 2020	465,832	$6.10	6.83	$—

For the three months ended February 2, 2020, there was no issuance of any share-based payment awards or any exercise of stock options. As of February 2, 2020, total unrecognized compensation expense of $2.0 million related to PSUs, stock options, RSUs and phantom units will be recognized over the remaining weighted average vesting period of 1.9 years of which $1.2 million, $0.6 million and $0.2 million are expected to be recognized in fiscal 2020, 2021 and 2022, respectively.
NOTE 11: Restructuring and Severance Charges

The Company incurred total restructuring and severance costs of $1.2 million and $0.1 million in the first quarter of fiscal 2020 and 2019, respectively.
2020 Restructuring Plan
In the first quarter of fiscal 2020, the Company approved a restructuring plan (the “2020 Plan”) as part of its strategic initiative to optimize the Company’s cost infrastructure. The 2020 Plan will leverage the global capabilities of the Company's staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location. The total costs incurred in the first three months of fiscal 2020 in connection with the 2020 Plan were $1.1 million, consisting of $0.1 million in North American Staffing and $1.0 million in the Corporate and Other category. As of February 2, 2020, the Company anticipates payments of $1.1 million will be made through the remainder of fiscal 2020.
2018 Restructuring Plan
On October 16, 2018, the Company approved a restructuring plan (the “2018 Plan”) based on an organizational and process redesign intended to optimize the Company’s strategic growth initiatives and overall business performance. In connection with the 2018 Plan, the Company incurred restructuring charges comprised of severance and benefit costs and facility and lease termination costs. The 2018 Plan was completed by the end of fiscal 2019. The total costs since inception through February 2, 2020 were approximately $5.5 million, consisting of $1.1 million in North American Staffing, $0.4 million in International Staffing and $4.0 million in Corporate and Other. As of February 2, 2020, the Company anticipates payments of $0.1 million will be made through fiscal 2020.
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
Exit of Customer Care Solutions Business
In June 2019, the Company exited its customer care solutions business, which was reported as a part of the Corporate and Other category. This exit allows the Company to further strengthen its focus on its core staffing business and align its resources to streamline operations, improve cost competitiveness and increase profitability. As a result of this exit, the Company incurred restructuring and severance costs of $2.1 million during the second half of fiscal 2019.

Accrued restructuring and severance costs are included in Accrued compensation, Operating lease liabilities (upon adoption of ASC 842, Leases) and Accrued insurance and other in the Condensed Consolidated Balance Sheets. Activity for the first three months of fiscal 2020 is summarized as follows (in thousands):

February 2, 2020
Balance, beginning of year	$3,845
Cease use liabilities transferred to ROU assets	(1,964)
Liability at November 4, 2019	1,881
Charged to expense	1,215
Cash payments	(919)
Ending Balance	$2,177
Upon adoption of ASC 842 Leases, $2.0 million of accrued restructuring related to the exit of leased real estate was reclassified as a reduction to the related ROU asset, per the accounting guidance. The remaining balance at February 2, 2020 of $2.2 million, primarily related to Corporate and Other, includes $1.1 million related to the 2020 Plan, $1.0 million related to the change in executive management and $0.1 million related to the 2018 Plan.
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

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Three Months Ended February 2, 2020
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$217,766	$182,395	$26,223	$9,369	$203	$(424)
Cost of services	186,339	157,394	22,030	7,255	84	(424)
Gross margin	31,427	25,001	4,193	2,114	119	—

Selling, administrative and other operating costs	39,497	24,809	3,819	1,360	9,509	—
Restructuring and severance costs	1,246	82	—	—	1,164	—
Impairment charge	11	11	—	—	—	—
Operating income (loss)	(9,327)	99	374	754	(10,554)	—
Other income (expense), net	(1,286)
Income tax provision	195
Net loss	$(10,808)

	Three Months Ended January 27, 2019
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$253,436	$211,848	$26,266	$8,217	$7,846	$(741)
Cost of services	215,737	181,685	22,138	5,918	6,737	(741)
Gross margin	37,699	30,163	4,128	2,299	1,109	—

Selling, administrative and other operating costs	39,810	26,278	3,742	1,307	8,483	—
Restructuring and severance costs	59	(2)	82	27	(48)	—
Operating income (loss)	(2,170)	3,887	304	965	(7,326)	—
Other income (expense), net	(772)
Income tax provision	273
Net loss	$(3,215)

(1) Revenues are primarily derived from Volt Customer Care Solutions business through June 7, 2019.
(2) The majority of intersegment sales results from North American Staffing segment providing resources to Volt Customer Care Solutions business.

NOTE 14: Subsequent Events

On March 12, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to revise an existing covenant to maintain a Tangible Net Worth, as defined, from $40.0 million to $35.0 million through the Company’s fiscal quarter ending on or about July 31, 2020 and at least $40.0 million in each quarter thereafter. All other terms and conditions remain unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. This MD&A should be read in conjunction with the MD&A included in our Form 10-K for the fiscal year ended November 3, 2019, as filed with the SEC on January 15, 2020 (the “2019 Form 10-K”). References in this document to “Volt,” “Company,” “we,” “us” and “our” mean Volt Information Sciences, Inc. and our consolidated subsidiaries, unless the context requires otherwise. The statements below should also be read in conjunction with the description of the risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of the 2019 Form 10-K and Part II, “Item 1A. Risk Factors” of this report.

Note Regarding the Use of Non-GAAP Financial Measures

We have provided certain Non-GAAP financial information, which includes adjustments for special items and certain line items on a constant currency basis, as additional information for segment revenue, our consolidated net income (loss) and segment operating income (loss). These measures are not in accordance with, or an alternative for, measures prepared in accordance with generally accepted accounting principles (“GAAP”) and may be different from Non-GAAP measures reported by other companies. We believe that the presentation of Non-GAAP measures on a constant currency basis, the impact of businesses sold or exited and the elimination of special items provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations because they permit evaluation of the results of our operations without the effect of currency fluctuations or special items that management believes make it more difficult to understand and evaluate our results of operations. Special items generally include impairments, restructuring and severance costs, as well as certain income or expenses which the Company does not consider indicative of the current and future period performance.

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

We allocate all support-related costs to the operating segments except for costs not directly relating to our operating activities such as corporate-wide general and administrative costs. These costs are not allocated to individual operating segments because doing so would not enhance the understanding of segment operating performance and such costs are not used by management to measure segment performance.

We report our segment information in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 280, Segment Reporting (“ASC 280”), which aligns with the way the Company evaluates its business performance and manages its operations.

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

Overview

We are a global provider of staffing services (traditional time and materials-based as well as project-based). Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services, and managed staffing services programs supporting primarily administrative and light industrial (commercial) as well as technical, information technology and engineering (professional) positions. Our managed service programs (“MSP”) involves managing the procurement and on-boarding of contingent workers from multiple providers. Until our exit from this business in June 2019, our customer care solutions business specialized in serving as an extension of our customers’ consumer relationships and processes including collaborating with customers, from help desk inquiries to advanced technical support.

As of February 2, 2020, we employed approximately 15,800 people, including 14,600 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate in approximately 70 of our own locations and have an on-site presence in over 50 customer locations. Approximately 88% of our revenue is generated in the United States. Our principal international markets include Europe, Canada and Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

Recent Developments

On March 12, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to revise an existing covenant to maintain a Tangible Net Worth, as defined, from $40.0 million to $35.0 million through the Company’s fiscal quarter ending on or about July 31, 2020 and at least $40.0 million in each quarter thereafter. All other terms and conditions remain unchanged.

Consolidated Results by Segment

	Three Months Ended February 2, 2020
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$217,766	$182,395	$26,223	$9,369	$203	$(424)
Cost of services	186,339	157,394	22,030	7,255	84	(424)
Gross margin	31,427	25,001	4,193	2,114	119	—

Selling, administrative and other operating costs	39,497	24,809	3,819	1,360	9,509	—
Restructuring and severance costs	1,246	82	—	—	1,164	—
Impairment charge	11	11	—	—	—	—
Operating income (loss)	(9,327)	99	374	754	(10,554)	—
Other income (expense), net	(1,286)
Income tax provision	195
Net loss	$(10,808)

	Three Months Ended January 27, 2019
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$253,436	$211,848	$26,266	$8,217	$7,846	$(741)
Cost of services	215,737	181,685	22,138	5,918	6,737	(741)
Gross margin	37,699	30,163	4,128	2,299	1,109	—

Selling, administrative and other operating costs	39,810	26,278	3,742	1,307	8,483	—
Restructuring and severance costs	59	(2)	82	27	(48)	—
Operating income (loss)	(2,170)	3,887	304	965	(7,326)	—
Other income (expense), net	(772)
Income tax provision	273
Net loss	$(3,215)

(1) Revenues are primarily derived from Volt Customer Care Solutions business through June 7, 2019.
(2) The majority of intersegment sales results from North American Staffing segment providing resources to Volt Customer Care Solutions business.

Results of Operations Consolidated (Q1 2020 vs. Q1 2019)

Net revenue in the first quarter of fiscal 2020 decreased $35.6 million, to $217.8 million from $253.4 million in the first quarter of fiscal 2019. The net revenue decrease was primarily due to a decrease in our North American Staffing segment of $29.4 million and a decrease in the Corporate and Other category of $7.6 million (related to the exit from our customer care solutions business in June 2019), partially offset by an increase of $1.2 million in our North American MSP segment. Excluding the negative impact of foreign currency fluctuations of $0.1 million and a $7.7 million revenue decline from a business exited during fiscal 2019, net revenue decreased $27.9 million, or 11.4%.
Operating loss in the first quarter of fiscal 2020 increased $7.1 million, to $9.3 million from $2.2 million in the first quarter of fiscal 2019. Excluding a business exited during fiscal 2019, as well as restructuring and severance costs and impairment charges, operating loss increased $5.3 million. This increase in operating loss of $5.3 million was primarily the result of declines in our North American Staffing segment of $3.7 million and an increase in the Corporate and Other category of $1.3 million.

Results of Operations by Segment (Q1 2020 vs. Q1 2019)
Net Revenue
The North American Staffing segment revenue decreased $29.4 million, or 13.9%, in the first quarter of fiscal 2020. The segment's revenue was impacted by lower demand from certain large customers and changes in other customers' staffing models, partially offset by growth from new and existing customers. This decrease was primarily driven by lower demand from customers in our light industrial as well as administrative and office job categories.
International Staffing segment revenue was relatively flat in the first quarter of fiscal 2020. Excluding the negative impact of foreign exchange rate fluctuations of $0.1 million, revenue increased $0.1 million, or 0.2%, primarily due to growth in demand in Belgium offset by a decline in the United Kingdom.
The North American MSP segment revenue increased $1.2 million, or 14.0%, in the first quarter of fiscal 2020 as a result of new business and increased demand in its payroll service business.
The Corporate and Other category revenue decreased $7.6 million, or 97.4%, in the first quarter of fiscal 2020 primarily as a result of our exit from the customer care solutions business in the beginning of June 2019.
Cost of Services and Gross Margin

Cost of services in the first quarter of fiscal 2020 decreased $29.4 million, or 13.6%, to $186.3 million from $215.7 million in the first quarter of fiscal 2019. Gross margin as a percent of revenue in the first quarter of fiscal 2020 decreased to 14.4% from 14.9% in the first quarter of fiscal 2019. Our North American Staffing segment margin as a percent of revenue decreased primarily due to higher workers compensation and other state-mandated benefit costs as a percent of revenue as well as the absence of administrative fee revenue to our customer care solutions business, which we exited in June 2019. Our North American MSP segment margin decreased as a result of a higher mix of payroll service revenue and lower margins in both managed service and payroll service businesses.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first quarter of fiscal 2020 decreased $0.3 million, or 0.8%, to $39.5 million from $39.8 million in the first quarter of fiscal 2019. The decrease was primarily due to cost reductions in all areas of the business, including $0.9 million in lower consulting fees, $0.7 million in labor and related costs due to lower headcount and $0.2 million in facility related costs, partially offset by an increase in depreciation expense of $0.4 million. In addition, the first quarter of fiscal 2019 included a positive medical claims true-up of $0.6 million, forfeitures of equity compensation of $0.3 million from the departure of two executives and amortization of a deferred gain on the sale of real estate of $0.5 million. As a percent of revenue, selling, administrative and other operating costs were 18.1% and 15.7% in the first quarter of fiscal 2020 and 2019, respectively.
Restructuring and Severance Costs

Restructuring and severance costs in the first quarter of fiscal 2020 increased $1.1 million, to $1.2 million from $0.1 million in the first quarter of fiscal 2019. The costs in the first quarter of fiscal 2020 were primarily due to our plan to leverage the global capabilities of our staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location.
Other Income (Expense), net
Other expense in the first quarter of fiscal 2020 increased $0.5 million, to $1.3 million from $0.8 million in the first quarter of fiscal 2019 due to an increase in non-cash foreign exchange losses primarily on intercompany balances.
Income Tax Provision
The income tax provisions of $0.2 million and $0.3 million in the first quarter of fiscal 2020 and 2019, respectively, were primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from our financing arrangements with DZ Bank AG Deutsche Zentral-Genossenschafsbank (“DZ Bank”). Borrowing capacity under this arrangement is directly impacted by the level of accounts receivable, which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 15 - 45 day credit terms, with few extenuating exceptions, while our payroll and certain taxes are paid weekly.

We manage our cash flow and related liquidity on a global basis. We fund payroll, taxes and other working capital requirements using cash supplemented as needed from our borrowings. Our weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $18.0 million. We generally target minimum global liquidity to be approximately 1.5 times our average weekly requirements. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements. We believe our cash flow from operations and planned liquidity will be sufficient to meet our cash needs for the next twelve months.

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

On January 14, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined under the DZ Financing Program, from January 25, 2021 to January 25, 2023; (2) extend the Facility Maturity Date, as defined under the DZ Financing Program, from July 25, 2021 to July 25, 2023; and (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020. All other terms and conditions remain unchanged.

On March 12, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to revise an existing covenant to maintain a Tangible Net Worth, as defined, from $40.0 million to $35.0 million through the Company’s fiscal quarter ending on or about July 31, 2020 and at least $40.0 million in each quarter thereafter. All other terms and conditions remain unchanged.

Entering fiscal 2020, we have significant tax benefits including federal net operating loss carryforwards of $207.2 million and U.S. state net operating loss carryforwards of $239.3 million, international NOL carryforwards of $9.3 million and federal tax credits of $53.5 million, which are fully reserved with a valuation allowance, and can be utilized against future profits. We also have capital loss carryforwards of $12.9 million, which we will be able to utilize against potential future capital gains that may arise in the near future.

As of November 3, 2019, our U.S. federal NOL carryforwards will expire at various dates between 2031 and 2038 (with some indefinite), our U.S. state NOL carryforwards will expire at various dates between 2020 and 2038, our international NOL carryforwards will expire at various dates beginning in 2020 (with some indefinite), capital loss carryforwards will expire between 2020 and 2022 and federal tax credits will expire between 2020 and 2037.

As previously discussed, we approved a restructuring plan during the first quarter of fiscal 2020 (the "2020 Plan") as part of our strategic initiative to optimize cost infrastructure. The 2020 Plan will leverage the global capabilities of our staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location. The 2020 Plan will affect approximately 125 employees. To date, we incurred a total pre-tax restructuring charge of approximately $1.1 million of severance and benefit costs in the first half of fiscal year ending November 1, 2020. As a result of the offshoring under the 2020 Plan, along with executing on additional organizational cost savings initiatives during fiscal 2020, we estimate we will realize annualized net savings of approximately $10.0 million.

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

At February 2, 2020, the Company had outstanding borrowings under the DZ Financing Program of $55.0 million. Borrowing availability, as defined under the DZ Financing Program, was $11.3 million and global liquidity was $32.6 million at February 2, 2020.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the financial covenants. At February 2, 2020, we were in compliance with all debt covenants. We believe, based on our current outlook, we will continue to be able to meet our financial covenants.

The following table sets forth our cash and global liquidity levels at the end of our last five quarters (in thousands):

Global Liquidity
	January 27, 2019	April 28, 2019	July 28, 2019	November 3, 2019	February 2, 2020
Cash and cash equivalents (a)	$32,925	$39,689	$36,031	$28,672	$30,876

Total outstanding debt	$55,000	$55,000	$55,000	$55,000	$55,000

Cash in banks (b)(c)	$23,646	$29,946	$24,224	$19,945	$21,287
DZ Financing Program (d)	31,072	22,222	16,416	22,271	11,302
Global liquidity	54,718	52,168	40,640	42,216	32,589
Minimum liquidity threshold	15,000	15,000	15,000	15,000	15,000
Available liquidity	$39,718	$37,168	$25,640	$27,216	$17,589

a.	Per financial statements.

b.	Amount generally includes outstanding checks.

c.
Amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of February 2,2020, the balance in the USB collections account included in the DZ Financing Program availability was $9.8 million.

d.	The borrowing base included the receivables from the United Kingdom effective July 19, 2019 and excluded the receivables from the customer care solutions business which we exited in June 2019.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Three Months Ended
	February 2, 2020	January 27, 2019
Net cash provided by operating activities	$33	$1,960
Net cash used in investing activities	(1,034)	(1,767)
Net cash provided by (used in) financing activities	(236)	4,860
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(565)	(429)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,802)	$4,624

Cash Flows - Operating Activities

The net cash provided by operating activities in the three months ended February 2, 2020 decreased $2.0 million from $2.0 million in the three months ended January 27, 2019. This decrease resulted primarily from an increase in net loss of $7.6 million partially offset by an increase in depreciation and amortization of $2.5 million, higher equity compensation of $0.6 million and the absence of the amortization of a gain on sale of leaseback property in the first quarter of fiscal 2020. In addition, there was a $2.0 million increase in cash provided by operating assets and liabilities, primarily from accounts receivable and payable.

Cash Flows - Investing Activities

The net cash used in investing activities in the three months ended February 2, 2020 was $1.0 million, principally for purchases of property, equipment and software of $1.4 million, partially offset by proceeds of $0.4 million from the sale of property, equipment and software. The net cash used in investing activities in the three months ended January 27, 2019 was $1.8 million, principally for the purchases of property, equipment and software of $1.7 million.

Cash Flows - Financing Activities

The net cash used in financing activities in the three months ended February 2, 2020 was $0.2 million as a result of debt issuance costs of $0.2 million. The net cash provided by financing activities in the three months ended January 27, 2019 was $4.9 million primarily due to a $5.0 million net drawdown of borrowings under the DZ Financing Program.
Financing Program

On July 19, 2019, we amended and restated our DZ Financing Program, a long-term $115.0 million accounts receivable securitization program with DZ Bank which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from originators in the United Kingdom, which adds an additional $5.0- $7.0 million in borrowing availability. All other material terms and conditions of the original agreement remain substantially unchanged.

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, that subsidiary may request that DZ Bank make loans from time-to-time to that subsidiary which are secured by liens on those receivables.

On January 14, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined under the DZ Financing Program, from January 25, 2021 to January 25, 2023; (2) extend the Facility Maturity Date, as defined under the DZ Financing Program, from July 25, 2021 to July 25, 2023; and (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020. All other terms and conditions remain unchanged.

Loan advances may be made under the DZ Financing Program through January 25, 2023 and all loans will mature no later than July 25, 2023. Loans will accrue interest (i) with respect to loans that are funded through the issuance of commercial paper notes, at the CP rate, and (ii) otherwise, at a rate per annum equal to adjusted LIBOR. The CP rate will be based on the rates paid by the applicable lender on notes it issues to fund related loans. Adjusted LIBOR is based on LIBOR for the applicable interest period and the rate prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirements with respect to Eurocurrency funding. If an event of default occurs, all loans shall bear interest at a rate per annum equal to the prime rate (the federal funds rate plus 3%) plus 2.5%.

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of February 2, 2020, the letter of credit participation was $24.2 million inclusive of $22.8 million for the Company’s casualty insurance program, $1.2 million for the security deposit required under certain real estate lease agreements and $0.2 million for the Company's corporate credit card program.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum Tangible Net Worth, as defined under the DZ Financing Program, of at least $30.0 million through fiscal 2019, which increased to $40.0 million in fiscal 2020; (2) positive net income in any fiscal year ending after 2020; (3) maximum debt to tangible net worth ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets. as defined under the DZ Financing Program. At February 2, 2020, the Company was in compliance with all debt covenants. At February 2, 2020, there was $11.3 million of borrowing availability, as defined under the DZ Financing Program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in conjunction with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended November 3, 2019.
Market risk is the potential economic gain or loss that may result from changes in market rates and prices. In the normal course of business, the Company’s earnings, cash flows and financial position are exposed to market risks relating to the impact of interest rate changes and foreign currency exchange rate fluctuations. We limit these risks through risk management policies and procedures.
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At February 2, 2020, we had cash and cash equivalents on which interest income is earned at variable rates. At February 2, 2020, we had a long-term $115.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, net interest expense and other expense are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.2 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.2 million in the first three months of fiscal 2020.
Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the fiscal period balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect on the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar weakened relative to many foreign currencies as of February 2, 2020 compared to November 3, 2019. Consequently, stockholders’ equity increased $0.4 million as a result of the foreign currency translation as of February 2, 2020.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of February 2, 2020 would result in an approximate $1.5 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of February 2, 2020 would result in an approximate $1.5 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended February 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our 2019 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2019 Form 10-K, which could materially affect the Company’s business, financial position and results of operations.

Our business, results of operations and financial condition may be adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19.
Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent 2019 Novel Coronavirus (COVID-19), could have an adverse effect on our business, financial condition, results of operations or liquidity. A global public health epidemic could impact our customers’ business operations, including temporary closures of facilities, thereby decreasing demand for our staffing services. Additionally, our employees, contingent workers and contractors may be impacted by an outbreak which could impact our ability to serve our clients or respond timely to their needs. The extent to which the coronavirus impacts our results will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
There are no other material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the 2019 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION

On March 12, 2020, the Company entered into amendment No. 2 to the Amended and Restated Receivables Loan and Security Agreement dated as of July 19, 2019. The modification to the agreement was to revise an existing covenant to maintain a Tangible Net Worth, as defined, from $40.0 million to $35.0 million through the Company’s fiscal quarter ending on or about July 31, 2020 and at least $40.0 million in each quarter thereafter. All other terms and conditions remain unchanged.

A copy of Amendment No. 2 is attached to this Quarterly Report as Exhibit 10.1, and this summary is qualified in its entirety by reference to such exhibit.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description

3.1
Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015 filed June 10, 2015; File No. 001-09232)

3.2
Amended and Restated By-Laws of the Company, as amended through September 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2017; File No. 001-9232)

10.1
Amendment No. 2 dated March 12, 2020 to the Amended and Restated Receivables Loan and Security Agreement dated as of July 19, 2019, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers

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

VOLT INFORMATION SCIENCES, INC.

Date: March 12, 2020	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2020	By:	/s/ Herbert M. Mueller
Herbert M. Mueller
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 12, 2020	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller and Chief Accounting Officer (Principal Accounting Officer)