Form 10-Q
period 2020-05-03
VOLT INFORMATION SCIENCES, INC.
filed 2020-06-17
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2020

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

As of June 12, 2020, there were 21,408,659 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 3, 2020	April 28, 2020	May 3, 2020	April 28, 2019
NET REVENUE	$207,275	$252,070	$425,041	$505,506
Cost of services	175,038	215,813	361,377	431,550
GROSS MARGIN	32,237	36,257	63,664	73,956

EXPENSES
Selling, administrative and other operating costs	36,189	38,939	75,686	78,749
Restructuring and severance costs	411	724	1,657	783
Impairment charge	—	347	11	347
OPERATING LOSS	(4,363)	(3,753)	(13,690)	(5,923)

OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(621)	(699)	(1,321)	(1,445)
Foreign exchange gain (loss), net	(266)	(314)	(594)	(101)
Other income (expense), net	(152)	(166)	(410)	(405)
TOTAL OTHER INCOME (EXPENSE), NET	(1,039)	(1,179)	(2,325)	(1,951)

LOSS BEFORE INCOME TAXES	(5,402)	(4,932)	(16,015)	(7,874)
Income tax provision	23	233	218	506
NET LOSS	$(5,425)	$(5,165)	$(16,233)	$(8,380)

PER SHARE DATA:
Basic and Diluted:
Net loss	$(0.25)	$(0.24)	$(0.76)	$(0.40)
Weighted average number of shares	21,416	21,082	21,416	21,081

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 3, 2020	April 28, 2019	May 3, 2020	April 28, 2019
NET LOSS	$(5,425)	$(5,165)	$(16,233)	$(8,380)
Other comprehensive income (loss):
Foreign currency translation adjustments net of taxes of $0 and $0, respectively	(602)	(179)	(238)	(21)
COMPREHENSIVE LOSS	$(6,027)	$(5,344)	$(16,471)	$(8,401)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	May 3, 2020	November 3, 2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,223	$28,672
Restricted cash and short-term investments	19,445	12,794
Trade accounts receivable, net of allowances of $150 and $117, respectively	116,373	135,950
Other current assets	8,480	7,252
TOTAL CURRENT ASSETS	170,521	184,668
Property, equipment and software, net	24,792	25,890
Right of use assets - operating leases	43,495	—
Other assets, excluding current portion	6,538	7,446
TOTAL ASSETS	$245,346	$218,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$16,644	$21,507
Accounts payable	29,668	36,341
Accrued taxes other than income taxes	13,360	11,244
Accrued insurance and other	21,008	24,654
Operating lease liabilities	7,807	—
Income taxes payable	1,651	1,570
TOTAL CURRENT LIABILITIES	90,138	95,316
Accrued insurance and other, excluding current portion	12,733	12,029
Operating lease liabilities, excluding current portion	40,312	—
Deferred gain on sale of real estate, excluding current portion	—	20,270
Income taxes payable, excluding current portion	289	289
Deferred income taxes	12	17
Long-term debt, net	58,916	53,894
TOTAL LIABILITIES	202,400	181,815
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 21,408,659 shares and 21,367,821 shares, respectively	2,374	2,374
Paid-in capital	78,593	77,688
Accumulated deficit	(5,673)	(10,917)
Accumulated other comprehensive loss	(7,039)	(6,801)
Treasury stock, at cost; 2,329,344 and 2,370,182 shares, respectively	(25,309)	(26,155)
TOTAL STOCKHOLDERS’ EQUITY	42,946	36,189
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,346	$218,004
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)
(unaudited)

	Six Months Ended May 3, 2020
	Common Stock $0.10 Par Value		Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT NOVEMBER 3, 2019	23,738,003	$2,374	$77,688	$(10,917)	$(6,801)	$(26,155)	$36,189
Effect of new accounting principle	—	—	—	22,216	—	—	22,216
Net loss	—	—	—	(10,808)	—	—	(10,808)
Share-based compensation	—	—	511	—	—	—	511
Issuance of common stock	—	—	(114)	(739)	—	846	(7)
Other comprehensive income	—	—	—	—	364	—	364
BALANCE AT FEBRUARY 2, 2020	23,738,003	$2,374	$78,085	$(248)	$(6,437)	$(25,309)	$48,465
Net loss	—	—	—	(5,425)	—	—	(5,425)
Share-based compensation	—	—	508	—	—	—	508
Other comprehensive loss	—	—	—	—	(602)	—	(602)
BALANCE AT MAY 3, 2020	23,738,003	$2,374	$78,593	$(5,673)	$(7,039)	$(25,309)	$42,946

	Six Months Ended April 28, 2019
	Common Stock $0.10 Par Value		Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT OCTOBER 28, 2018	23,738,003	$2,374	$79,057	$9,738	$(7,070)	$(33,600)	$50,499
Effect of new accounting principle	—	—	—	426	—	—	426
Net loss	—	—	—	(3,215)	—	—	(3,215)
Share-based compensation	—	—	(113)	—	—	—	(113)
Issuance of common stock	—	—	(35)	(206)	—	241	—
Other comprehensive income	—	—	—	—	158	—	158
BALANCE AT JANUARY 27, 2019	23,738,003	$2,374	$78,909	$6,743	$(6,912)	$(33,359)	$47,755
Net loss	—	—	—	(5,165)	—	—	(5,165)
Share-based compensation	—	—	(95)	—	—	—	(95)
Issuance of common stock	—	—	(883)	(2,234)	—	3,077	(40)
Other comprehensive loss	—	—	—	—	(179)	—	(179)
BALANCE AT APRIL 28, 2019	23,738,003	$2,374	$77,931	$(656)	$(7,091)	$(30,282)	$42,276

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 3, 2020	April 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,233)	$(8,380)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,000	3,358
Operating lease asset amortization	4,043	—
Allowance (release) of doubtful accounts and sales allowances	(7)	(281)
Unrealized foreign currency exchange (gain) loss	293	(109)
Impairment charge	11	347
Amortization of gain on sale leaseback of property	—	(972)
Loss (gain) on dispositions of property, equipment and software	(287)	6
Share-based compensation	1,019	(208)
Change in operating assets and liabilities:
Trade accounts receivable	19,407	19,316
Other assets	(283)	1,323
Accounts payable	(6,611)	(7,310)
Accrued expenses and other liabilities	(2,531)	1,978
Income taxes	89	390
Net cash provided by operating activities	2,910	9,458
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	547	97
Purchases of investments	(284)	(118)
Proceeds from sale of property, equipment, and software	352	—
Purchases of property, equipment, and software	(3,092)	(4,058)
Net cash used in investing activities	(2,477)	(4,079)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(15,000)	(15,000)
Draw-down on borrowings	20,000	20,000
Debt issuance costs	(243)	(177)
Withholding tax payment on vesting of stock awards	(6)	(40)
Net cash provided by financing activities	4,751	4,783
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(521)	(249)
Net increase in cash, cash equivalents and restricted cash	4,663	9,913
Cash, cash equivalents and restricted cash, beginning of period	38,444	36,544
Cash, cash equivalents and restricted cash, end of period	$43,107	$46,457

Cash paid during the period:
Interest	$1,382	$1,560
Income taxes	$258	$216

Reconciliation of cash, cash equivalents, and restricted cash:
Current assets:
Cash and cash equivalents	$26,223	$39,689
Restricted cash included in Restricted cash and short-term investments	16,884	6,768
Cash, cash equivalents and restricted cash, end of period	$43,107	$46,457
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended May 3, 2020 and April 28, 2019
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. (“Volt” or the “Company”) have been prepared in conformity with generally accepted accounting principles ("GAAP"), consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended November 3, 2019. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, is based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 3, 2019.

NOTE 2: Recently Issued Accounting Pronouncements

New Accounting Standards Not Yet Adopted by the Company

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company intends to apply ASU 2020-04 in the first quarter of fiscal 2021 and does not anticipate a significant impact on its consolidated financial statements upon adoption.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of Accounting Standards Codification (“ASC”) 820. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. ASU 2018-13 is effective for the Company in the first quarter of fiscal 2021. The Company does not anticipate a significant impact on the consolidated financial statements upon adoption.
In June 2016, the FASB issued ASU 2016-13 (ASC Topic 326), as clarified in ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2018-19 and ASU 2019-05, amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. The amendments are effective for fiscal years beginning after December 15, 2022, which for the Company will be the first quarter of fiscal 2024. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a significant impact on its consolidated financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted by the Company

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in Topic 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. ASU 2018-07 was effective for the Company in the first quarter of fiscal 2020 and the adoption of this guidance had no impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU was effective in the first quarter of fiscal 2020 resulting in the Company recording right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet. The adoption of this standard did not have a material impact on the consolidated financial statements of operations and consolidated statements of cash flows. For the impact on the Company's consolidated financial statements, refer to Note 3 - Leases.
All other ASUs that became effective for Volt in the first six months of fiscal 2020 were not applicable to the Company at this time and therefore, did not have any impact during the period.

NOTE 3: Leases

The Company adopted ASC 842, Leases on November 4, 2019 using the modified transition method without retrospective application to comparative periods. The Company elected the package of three practical expedients allowed for under the transition guidance. Accordingly, the Company did not reassess: (1) whether any expired or existing contracts are/or contain leases; (2) the lease classification for any expired or existing leases; or (3) initial direct costs for any existing leases. The Company has also elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less.
The Company’s material operating leases consist of branch locations, as well as corporate office space. Our leases have remaining terms of 1 - 12 years. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal option periods. Volt determines if an arrangement meets the criteria of a lease at inception, at which time it also performs an analysis to determine whether the lease qualifies as operating or financing. The Company does not currently have any finance leases.
Upon adoption, the Company recorded approximately $47.2 million of ROU assets and $52.0 million of lease liabilities related to operating leases on the Condensed Consolidated Balance Sheet. At transition, the ROU asset was measured at the initial amount of the lease liability adjusted for any deferred rent and cease-use liabilities. The Company also recognized a $22.2 million cumulative-effect adjustment to retained earnings related to the deferred gain on the sale and leaseback of real estate. This gain was previously being amortized at approximately $0.5 million per quarter as an offset to rent expense in the Condensed Consolidated Statements of Operations. Since the Company has a full valuation allowance against its deferred tax assets, the impact is a reduction to our deferred tax assets and related valuation allowance, which resulted in no tax impact to the net change to equity.
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
Operating leases are included in Right of use assets - operating leases and Operating lease liabilities, current and long-term, on the Condensed Consolidated Balance Sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term, and is included in Selling, administrative and other operating costs on the Condensed Consolidated Statement of Operations. During the six months ended May 3, 2020, cash paid for the amount that was included in the measurement of operating lease liabilities was $5.9 million and the ROU assets obtained in exchange for operating lease liabilities was $52.7 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	May 3, 2020
Operating lease expense	$3,003	$5,924
Sublease income	(394)	(788)
Total (1)	$2,609	$5,136

(1) The Company's short term and variable lease expenses were minimal.

Weighted average remaining lease terms and discount rates were as follows:

Six Months Ended May 3, 2020

Weighted average remaining lease term (years)	8.2
Weighted average discount rate	6.3%

Maturities of operating lease liabilities as of May 3, 2020 were as follows (in thousands):

Fiscal Year:	Amount
Remainder of 2020	$5,625
2021	9,063
2022	7,505
2023	6,523
2024	5,586
Thereafter	28,150
Total future lease payments	$62,452
Less: Imputed interest	14,333
Total operating lease liabilities	$48,119

Maturities of operating leases accounted for under ASC 840 as of fiscal year-end 2019 were as follows (in thousands):

Fiscal Year:	Amount
2020	$11,782
2021	9,287
2022	7,457
2023	6,328
2024	5,486
Thereafter	28,422
Total future lease payments	$68,762

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

Disaggregation of Revenues

The following table presents our segment revenues disaggregated by service type (in thousands):

	Three Months Ended May 3, 2020
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$199,443	$171,966	$21,499	$6,137	$187	$(346)
Direct Placement Services	3,151	1,420	875	856	—	—
Managed Service Programs	4,681	—	1,929	2,752	—	—
	$207,275	$173,386	$24,303	$9,745	$187	$(346)

Geographical Markets:
Domestic	$181,870	$172,548	$—	$9,648	$—	$(326)
International	25,405	838	24,303	97	187	(20)
	$207,275	$173,386	$24,303	$9,745	$187	$(346)

	Three Months Ended April 28, 2019
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations
Service Revenues:
Staffing Services	$239,406	$206,771	$26,953	$5,776	$174	$(268)
Direct Placement Services	3,601	2,100	1,179	674	—	(352)
Managed Service Programs	3,806	—	677	3,129	—	—
Call Center Services	5,257	—	—	—	5,257	—
	$252,070	$208,871	$28,809	$9,579	$5,431	$(620)

Geographical Markets:
Domestic	$222,146	$208,049	$—	$9,439	$5,257	$(599)
International	29,924	822	28,809	140	174	(21)
	$252,070	$208,871	$28,809	$9,579	$5,431	$(620)

	Six Months Ended May 3, 2020
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$409,486	$352,829	$45,106	$11,931	$390	$(770)
Direct Placement Services	6,368	2,952	1,883	1,533	—	—
Managed Service Programs	9,187	—	3,537	5,650	—	—
	$425,041	$355,781	$50,526	$19,114	$390	$(770)

Geographical Markets:
Domestic	$372,553	$354,316	$—	$18,966	$—	$(729)
International	52,488	1,465	50,526	148	390	(41)
	$425,041	$355,781	$50,526	$19,114	$390	$(770)

	Six Months Ended April 28, 2019
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations
Service Revenues:
Staffing Services	$478,139	$416,405	$51,586	$10,385	$346	$(583)
Direct Placement Services	6,954	4,314	2,042	1,376	—	(778)
Managed Service Programs	7,482	—	1,447	6,035	—	—
Call Center Services	12,931	—	—	—	12,931	—
	$505,506	$420,719	$55,075	$17,796	$13,277	$(1,361)

Geographical Markets:
Domestic	$448,300	$419,157	$—	$17,531	$12,931	$(1,319)
International	57,206	1,562	55,075	265	346	(42)
	$505,506	$420,719	$55,075	$17,796	$13,277	$(1,361)

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

Accounts Receivable, Contract Assets and Contract Liabilities

The Company records accounts receivable when its right to consideration becomes unconditional and records a sales allowance as a liability. As of May 3, 2020, the change in the reserve balance from November 3, 2019 was minimal. Contract assets primarily relate to the Company's rights to consideration for services provided that are conditional on satisfaction of future performance obligations. The Company records contract liabilities when payments are made or due prior to the related performance obligations being satisfied. The current portion of contract liabilities is included in Accrued insurance and other in the Condensed Consolidated Balance Sheets. The Company does not have any material contract assets or long-term contract liabilities as of May 3, 2020 and November 3, 2019.

Economic Factors

The Company's operations are subject to variations in the economic condition and regulatory environment in their jurisdictions of operations. Adverse economic conditions may severely reduce the demand for the Company’s services and directly impact the revenue. In addition, the Company faces risks in complying with various legal requirements and unpredictable changes in both U.S. and foreign regulations which may have a financial impact on the business and operations.

The global spread of COVID-19, or coronavirus, has created significant volatility, uncertainty and global macroeconomic disruption. This was due to related government actions, non-governmental agency recommendations and public perceptions, and disruption in global economic and labor market conditions. Our business, results of operations and financial condition have been and may continue to be adversely impacted by the coronavirus pandemic, and future adverse impacts could be material and are difficult to predict.

NOTE 5: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three and six months ended May 3, 2020 were (in thousands):

	Three Months Ended	Six Months Ended
	May 3, 2020
	Foreign Currency Translation
Accumulated other comprehensive loss at beginning of the period	$(6,437)	$(6,801)
Other comprehensive income	(602)	(238)
Accumulated other comprehensive loss at May 3, 2020	$(7,039)	$(7,039)

There were no reclassifications from accumulated other comprehensive loss for the three and six months ended May 3, 2020 and April 28, 2019.

NOTE 6: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers, for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors is generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts, where contractually required. At May 3, 2020 and November 3, 2019, restricted cash included $7.1 million and $9.3 million, respectively, restricted for payment to associate vendors, and $0.5 million in both periods, restricted for other collateral accounts.

At May 3, 2020, restricted cash also included $9.3 million restricted under the Company’s long-term accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschafsbank (“DZ Bank”). This cash was restricted as it supplemented collateral provided by accounts receivable towards the Company’s aggregate borrowing base usage of $84.8 million, inclusive of $60.0 million outstanding and $24.8 million in issued letters of credit as of May 3, 2020. Although the Company had sufficient unrestricted cash as of May 3, 2020 to reduce the outstanding balance and eliminate the cash restriction, the Company chose to preserve unrestricted cash as a conservative measure during the COVID-19 pandemic.

Short-term investments were $2.5 million and $3.0 million at May 3, 2020 and November 3, 2019, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

NOTE 7: Income Taxes

The income tax provision reflects the geographic mix of earnings in various federal, state and foreign tax jurisdictions and their applicable rates resulting in a composite effective tax rate. The Company’s cumulative results for substantially all United States (“U.S.”) and certain non-U.S. jurisdictions for the most recent three-year period is a loss. Accordingly, a valuation allowance has been established for substantially all loss carryforwards and other net deferred tax assets for these jurisdictions, resulting in an effective tax rate that is significantly different than the statutory rate.

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

The Company’s provision (benefit) for income taxes primarily includes foreign jurisdictions and state taxes. The income tax provision in the second quarter of fiscal 2020 was minimal and for the second quarter of fiscal 2019 was $0.2 million, primarily related to locations outside of the United States. For the first six months ended May 3, 2020 and April 28, 2019, the income tax provision was $0.2 million and $0.5 million, respectively, primarily related to locations outside the United States. The Company’s quarterly provision (benefit) for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company has analyzed the income tax impacts of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and has determined that it will not have a material impact to the Company.

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

The Company manages its cash flow and related liquidity on a global basis. The weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $16.0 million. The Company generally targets minimum global liquidity to be approximately 1.5 times its average weekly requirements. The Company also maintains minimum effective cash balances in foreign operations and uses a multi-currency netting and overdraft facility for its European entities to further minimize overseas cash requirements.

On March 27, 2020, the U.S. government enacted the CARES Act which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. Further as a result of the economic repercussions of the COVID-19 pandemic, the Company experienced a reduction in both weekly payroll and related tax payments of approximately $2.0 million per week.

On July 19, 2019, the Company amended and restated its DZ Financing Program, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from originators in the United Kingdom, which adds an additional $5.0 - $7.0 million in borrowing availability. All other material terms and conditions of the original agreement remain substantially unchanged.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of May 3, 2020, the letter of credit participation was $24.8 million inclusive of $23.3 million for the Company’s casualty insurance program, $1.2 million for the security deposit required under certain real estate lease agreements and $0.3 million for the Company's corporate credit card program.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum Tangible Net Worth, as defined under the DZ Financing Program, of at least $35.0 million through the Company's fiscal quarter ending on or about July 31, 2020 and at least $40.0 million for each quarter thereafter; (2) positive net income in any fiscal year ending after 2020; (3) maximum debt to tangible net worth ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined under the DZ Financing Program. At May 3, 2020, the Company was in compliance with all debt covenants. At May 3, 2020, there was $4.2 million of borrowing availability, as defined under the DZ Financing Program.

At May 3, 2020, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million with a weighted average annual interest rate of 3.3% during the second quarter of fiscal 2020 and 3.2% for the first six months of fiscal 2020. At April 28, 2019, the Company had outstanding borrowings under the DZ Financing program of $55.0 million, with a weighted average annual rate of 4.3% during the second quarter of fiscal 2019 and 4.2% for the first six months of fiscal 2019.

Long-term debt consists of the following (in thousands):

	May 3, 2020	November 3, 2019
Financing programs	$60,000	$55,000
Less:
Deferred financing fees	1,084	1,106
Total long-term debt, net	$58,916	$53,894

On June 11, 2020 the Company amended the DZ Financing Program. The modifications to the agreement were to (1) replace an existing Tangible Net Worth (“TNW”) covenant requirement, as defined, to a minimum TNW of $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021 and $40.0 million in each quarter thereafter, and (2) reduce the Maximum Facility Amount, as defined, from $115.0 million to $100.0 million. All other terms and conditions remain unchanged.

NOTE 9: Earnings (Loss) Per Share

Basic and diluted net loss per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 3, 2020	April 28, 2019	May 3, 2020	April 28, 2019
Numerator
Net loss	$(5,425)	$(5,165)	$(16,233)	$(8,380)

Denominator
Basic weighted average number of shares	21,416	21,082	21,416	21,081
Diluted weighted average number of shares	21,416	21,082	21,416	21,081

Net loss per share:
Basic	$(0.25)	$(0.24)	$(0.76)	$(0.40)
Diluted	$(0.25)	$(0.24)	$(0.76)	$(0.40)

The diluted earnings per share for the six months ended May 3, 2020 did not include the effect of potentially dilutive outstanding shares comprised of 653,210 RSUs (defined below), 401,053 stock options and 376,986 PSUs (defined below) because the effect would have been anti-dilutive. The diluted earnings per share for the six months ended April 28, 2019 did not include the effect of potentially dilutive outstanding shares comprised of 383,962 RSUs, 922,193 stock options and 176,989 PSUs because the effect would have been anti-dilutive.

NOTE 10: Share-Based Compensation Plans

For the three and six months ended May 3, 2020, the Company recognized share-based compensation expense of $0.2 million and $0.7 million, respectively. For the three and six months ended April 28, 2019, the Company recognized share-based compensation expense of $0.6 million and $0.7 million, respectively. These expenses are included in Selling, administrative and other operating costs in the Company’s Condensed Consolidated Statements of Operations.
Equity Awards
During fiscal 2019, the Company granted performance stock units (“PSUs”) to executive management, restricted stock units (“RSUs”) to certain employees including executive management and its annual equity grant of RSUs to the Board of Directors of the Company (“Board of Directors”).
The PSUs are eligible to vest in three equal tranches at the end of each performance period. Vesting of the PSUs is dependent on the achievement of the adjusted Earnings Before Interest, Taxes, Depreciation and Amortization margin percentage goals based on adjusted revenues at the end of each fiscal year of the one-year, two-year and three-year performance periods and provided that the employees remain employed with the Company on each of those vesting dates. The payout percentages can range from 0% to 150%. The RSUs for the employees vest in equal annual tranches over three years, provided the employees remain employed with the Company on each of those vesting dates. The RSUs for the Board of Directors vest in one year from the grant date provided that the director provides continued service through the vesting date. The grant date fair value for the PSUs and RSUs is measured using the closing stock price on the grant date. The PSUs and RSUs had a total grant date fair value of approximately $1.2 million and $2.1 million, respectively.
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
Liability Awards
During fiscal 2018, the Company granted PSUs and RSUs that are classified as a liability at fair value, which is computed using a Monte Carlo simulation and re-measured periodically based on the effect that the market condition has on these awards. The liability and corresponding expense is adjusted accordingly until the awards are settled. As of the second quarter ended May 3, 2020, the total fair value of the remaining PSUs was less than $0.1 million and the remaining RSUs was approximately $0.1 million.
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
In prior years, the Company granted phantom units in the form of cash-settled RSUs to certain senior management level employees. The total fair value at the grant date was approximately $0.3 million with a weighted average fair value per unit of $4.35. The units vest in equal annual tranches over three years, provided the employees remain employed on each of those vesting dates. These awards are classified as a liability and re-measured at the end of each reporting period based on the change in fair value of one share of the Company’s common stock. As of the second quarter ended May 3, 2020, the total fair value was less than $0.1 million and 5,465 phantom units were outstanding.
Summary of Equity and Liability Awards
The following tables summarize the activities related to the Company’s share-based equity and liability awards for the six months ended May 3, 2020:

Performance Share Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at November 3, 2019 and May 3, 2020	376,986	$3.90

Restricted Stock Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at November 3, 2019	667,082	$3.86
Forfeited	(4,387)	$3.80
Vested	(9,485)	$4.10
Outstanding at May 3, 2020	653,210	$3.86

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at November 3, 2019	603,484	$6.28	6.81	$—
Forfeited	(60,615)	$8.22	—	$—
Expired	(141,816)	$7.65	—	$—
Outstanding at May 3, 2020	401,053	$5.50	7.28	$—
Unvested at May 3, 2020	64,302	$4.18	7.94	$—
Exercisable at May 3, 2020	336,751	$5.75	7.15	$—

For the six months ended May 3, 2020, there was no issuance of any share-based payment awards or any exercise of stock options. As of May 3, 2020, total unrecognized compensation expense of $1.4 million related to PSUs, stock options, RSUs and phantom units will be recognized over the remaining weighted average vesting period of 1.6 years of which $0.6 million, $0.6 million and $0.2 million are expected to be recognized in fiscal 2020, 2021 and 2022, respectively.

NOTE 11: Restructuring and Severance Charges

The Company incurred total restructuring and severance costs of $0.4 million and $0.7 million in the second quarter of fiscal 2020 and 2019, respectively, and $1.7 million and $0.8 million for the six months ended May 3, 2020 and April 28, 2019, respectively.
2020 Restructuring Plan
In the first quarter of fiscal 2020, the Company approved a restructuring plan (the “2020 Plan”) as part of its strategic initiative to optimize the Company’s cost infrastructure. The 2020 Plan will leverage the global capabilities of the Company's staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location. The total costs incurred in the first six months of fiscal 2020 in connection with the 2020 Plan were $1.2 million, consisting of $0.1 million in North American Staffing, $0.1 million in International Staffing and $1.0 million in the Corporate and Other category. As of May 3, 2020, the Company anticipates payments of $0.6 million will be made through the remainder of fiscal 2020.
2018 Restructuring Plan
On October 16, 2018, the Company approved a restructuring plan (the “2018 Plan”) based on an organizational and process redesign intended to optimize the Company’s strategic growth initiatives and overall business performance. In connection with the 2018 Plan, the Company incurred restructuring charges comprised of severance and benefit costs and facility and lease termination costs. The 2018 Plan was completed by the end of fiscal 2019. The total costs since inception through May 3, 2020 were approximately $5.5 million, consisting of $1.1 million in North American Staffing, $0.4 million in International Staffing and $4.0 million in Corporate and Other.
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

Other Restructuring Costs
During the second quarter of fiscal 2020, there were other restructuring actions taken by the Company as part of its continued efforts to reduce costs and to offset COVID-19 related revenue losses. The Company recorded severance costs of $0.4 million primarily resulting from the elimination of certain positions.

Accrued restructuring and severance costs are included in Accrued compensation, Operating lease liabilities (upon adoption of ASC 842, Leases) and Accrued insurance and other in the Condensed Consolidated Balance Sheets. Activity for the first six months of fiscal 2020 is summarized as follows (in thousands):

May 3, 2020
Balance, beginning of year	$3,845
Cease use liabilities transferred to ROU assets	(1,964)
Liability at November 4, 2019	1,881
Charged to expense	1,657
Cash payments	(2,397)
Ending Balance	$1,141
Upon adoption of ASC 842 Leases, $2.0 million of accrued restructuring related to the exit of leased real estate was reclassified as a reduction to the related ROU asset, per the accounting guidance. The remaining balance at May 3, 2020 of $1.1 million, primarily related to Corporate and Other, includes $0.6 million related to the 2020 Plan and $0.5 million related to the change in executive management.

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

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Three Months Ended May 3, 2020
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$207,275	$173,386	$24,303	$9,745	$187	$(346)
Cost of services	175,038	147,423	20,282	7,582	97	(346)
Gross margin	32,237	25,963	4,021	2,163	90	—

Selling, administrative and other operating costs	36,189	23,043	3,714	1,672	7,760	—
Restructuring and severance costs	411	344	111	—	(44)	—
Operating income (loss)	(4,363)	2,576	196	491	(7,626)	—
Other income (expense), net	(1,039)
Income tax provision	23
Net loss	$(5,425)

	Three Months Ended April 28, 2019
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$252,070	$208,871	$28,809	$9,579	$5,431	$(620)
Cost of services	215,813	179,678	24,095	7,186	5,474	(620)
Gross margin	36,257	29,193	4,714	2,393	(43)	—

Selling, administrative and other operating costs	38,939	26,439	3,894	1,252	7,354	—
Restructuring and severance costs	724	210	192	41	281	—
Impairment charge	347	—	—	—	347	—
Operating income (loss)	(3,753)	2,544	628	1,100	(8,025)	—
Other income (expense), net	(1,179)
Income tax provision	233
Net loss	$(5,165)

	Six Months Ended May 3, 2020
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$425,041	$355,781	$50,526	$19,114	$390	$(770)
Cost of services	361,377	304,817	42,312	14,837	181	(770)
Gross margin	63,664	50,964	8,214	4,277	209	—

Selling, administrative and other operating costs	75,686	47,852	7,533	3,032	17,269	—
Restructuring and severance costs	1,657	426	111	—	1,120	—
Impairment charge	11	11	—	—	—	—
Operating income (loss)	(13,690)	2,675	570	1,245	(18,180)	—
Other income (expense), net	(2,325)
Income tax provision	218
Net loss	$(16,233)

	Six Months Ended April 28, 2019
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$505,506	$420,719	$55,075	$17,796	$13,277	$(1,361)
Cost of services	431,550	361,363	46,233	13,104	12,211	(1,361)
Gross margin	73,956	59,356	8,842	4,692	1,066	—

Selling, administrative and other operating costs	78,749	52,717	7,636	2,559	15,837	—
Restructuring and severance costs	783	208	274	68	233	—
Impairment charge	347	—	—	—	347	—
Operating income (loss)	(5,923)	6,431	932	2,065	(15,351)	—
Other income (expense), net	(1,951)
Income tax provision	506
Net loss	$(8,380)

(1) Revenues are primarily derived from Volt Customer Care Solutions business through June 7, 2019.
(2) The majority of intersegment sales results from North American Staffing segment providing resources to Volt Customer Care Solutions business.

NOTE 14: Subsequent Events

On June 11, 2020 the Company amended the DZ Financing Program. The modifications to the agreement were to (1) replace an existing Tangible Net Worth (“TNW”) covenant requirement, as defined, to a minimum TNW of $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021 and $40.0 million in each quarter thereafter, and (2) reduce the Maximum Facility Amount, as defined, from $115.0 million to $100.0 million. All other terms and conditions remain unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the anticipated effects of COVID-19). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. This MD&A should be read in conjunction with the MD&A included in our Form 10-K for the fiscal year ended November 3, 2019, as filed with the SEC on January 15, 2020 (the “2019 Form 10-K”). References in this document to “Volt,” “Company,” “we,” “us” and “our” mean Volt Information Sciences, Inc. and our consolidated subsidiaries, unless the context requires otherwise. The statements below should also be read in conjunction with the description of the risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of the 2019 Form 10-K and Part II, “Item 1A. Risk Factors” of this report. We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Note Regarding the Use of Non-GAAP Financial Measures

We have provided certain Non-GAAP financial information, which includes adjustments for special items and certain line items on a constant currency basis, as additional information for segment revenue, our consolidated net income (loss) and segment operating income (loss). These measures are not in accordance with, or an alternative for, measures prepared in accordance with generally accepted accounting principles (“GAAP”) and may be different from Non-GAAP measures reported by other companies. Our Non-GAAP measures are generally presented on a constant currency basis, exclude the impact of businesses sold or exited, the impact from the migration of certain clients from a traditional staffing model to a managed service model (“MSP transitions”) as the difference in revenue recognition accounting under each model could be misleading on a comparative period basis, and the elimination of special items. Special items generally include impairments, restructuring and severance costs, as well as certain income or expenses which the Company does not consider indicative of the current and future period performance. We believe that the use of Non-GAAP measures provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations because they permit evaluation of the results of operations without the effect of currency fluctuations or special items that management believes make it more difficult to understand and evaluate our results of operation.

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

As of May 3, 2020, we employed approximately 12,500 people, including 11,400 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate in approximately 70 of our own locations and have an on-site presence in over 50 customer locations. Approximately 88% of our revenue is generated in the United States. Our principal international markets include Europe, Canada and Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

COVID-19

The global spread of COVID-19, which was declared a global pandemic by the World Health Organization ("WHO") on March 11, 2020, has created significant volatility, uncertainty and global macroeconomic disruption. Our business experienced significant changes in revenue trends at the mid-point of our second quarter of fiscal 2020 as market conditions rapidly deteriorated.

Beginning in mid-March 2020, a number of countries and U.S. federal, state, and local governments issued stay-at-home orders requiring persons who were not engaged in essential activities and businesses as defined in those specific orders to remain at home. Many other countries and jurisdictions without stay-at-home orders required nonessential businesses to close or otherwise reduce operations. Our first priority, with regard to the COVID-19 pandemic, was to ensure the health and safety of our employees, clients, suppliers and others with whom we partner in our business activities to continue our business operations in this unprecedented business environment. Our business was largely converted to a remote in-house workforce and remained open as we provided key services to essential businesses, both remotely and onsite at our customers’ locations.

In late January, we created a COVID-19 Incident Response Team, comprised of key senior leaders in the organization, to track and manage our COVID-19 activities, including monitoring the most up-to-date developments and safety standards from the Centers for Disease Control and Prevention, WHO, Occupational Safety and Health Administration and other key authorities. All internal and external information and communications relating to our COVID-19 safety protocols, FAQs, and reporting on COVID-19 incidents are managed by this central team. In addition to updating our external website, we actively shared information with clients and employees on how companies and workers can protect themselves via regular emails, conference and video calls and other digital communications. This same team is now responsible for the planning of our Return to the Workplace activities, which we intend to begin implementing for our Volt locations over the next several months subject to federal, state and local regulations as well as guidance from the key authorities described above.

The impact on sales has and will vary for each segment based on different levels of COVID-19 related measures enacted across geographies, the varied customer industries we serve, as well as, the quality and capability of the talent provided to successfully work remotely to support the customers’ needs. In our largest segment, North American Staffing, essential businesses represented approximately 80% of the segment's portfolio of business and in our International segment most of our contractors were able to work from home during the lockdown.

We shifted our sales approach to include a response to the pandemic and secured new business wins in opportunities that arose as a direct result of COVID-19. These work orders included making face shields and masks to help protect our healthcare professionals, requests to meet the needs of additional cleaning requirements and safety protocols, as well as expanding into other COVID-19 impacted industries. Our focus on sales and recruitment has shifted to be centered around businesses that are actively hiring in the current environment, and these COVID-19 specific opportunities are likely to remain available throughout 2020 and may remain in some form into 2021 until a vaccine is available and widely distributed.

Prior to the outbreak of COVID-19, we were focused on reducing our operating expenses and as the impact of the pandemic began to unfold, we took additional measures to manage our costs, including:
•Reduced compensation for the CEO, CFO and members of the Board of Directors
•Managing our cost base through a combination of headcount reductions, furloughs, and reduced hours
•Implementing an early halt on all domestic and international travel
•Eliminating most discretionary spending
•Continuing to negotiate reductions of committed spend

•Assessing our real estate footprint
•Temporary suspension of the matching contributions under the Volt Information Sciences, Inc. Savings Plan
In addition, we continue to actively pursue further options to increase financial flexibility.

While our global business environment is and will continue to be in various stages of economic reopening based on local government restrictions, advice from healthcare authorities and public perceptions, we have started to see a gradual increase in order activity and demand throughout the Company, including certain positive impacts of customers beginning to reopen previously shut down site operations within these early phases. Although there is still significant uncertainty related to COVID-19, our ability to continue successfully serving our existing customers during this pandemic as well as our agility in responding to immediate and critical demands in new areas has allowed us to mitigate the more significant adverse impacts of this global environment to date.

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
Our fiscal 2020 annual test performed in the second quarter used significant assumptions including expected revenue and expense growth rates, forecasted capital expenditures, working capital levels and a discount rate of 15.0%. Under the market-based approach, significant assumptions included relevant comparable company earnings multiples including the determination of whether a premium or discount should be applied to those comparables. During the second quarter of fiscal 2020, it was determined that no adjustment to the carrying value of goodwill of $5.2 million was required, as our Step 1 analysis resulted in the fair value of the reporting unit exceeding its carrying value.
Long-lived Assets

Long-lived assets consist of right-of-use assets, capitalized software costs, leasehold improvements and office equipment. We review these assets for impairment under ASC 360 Property, Plant and Equipment (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques.
Due to the economic impact and continued uncertainty related to the COVID-19 pandemic and declines in our common stock price over recent quarters, we reviewed our long-lived assets for impairment. We determined the undiscounted cash flows of each asset group based on management’s current estimates and projections using information available as of the balance sheet date. The cash flows for each of the assets groups were compared to the current carrying values which concluded that there was no impairment necessary for the quarter ended May 3, 2020.

The adverse impact COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain. In response, we will consider real estate rationalization initiatives which may result in impairment changes if we exit and/or consolidate certain locations.

Recent Developments

On June 11, 2020 the Company amended the DZ Financing Program to replace the existing Tangible Net Worth (“TNW”) covenant requirement, as defined, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $40.0 million in each quarter thereafter. In addition to this change, the Company elected to reduce the Maximum Facility Amount, as defined, from $115.0 million to $100.0 million to better reflect our asset base level and reduce borrowings costs going forward. All other terms and conditions remain unchanged.

Consolidated Results by Segment

	Three Months Ended May 3, 2020
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$207,275	$173,386	$24,303	$9,745	$187	$(346)
Cost of services	175,038	147,423	20,282	7,582	97	(346)
Gross margin	32,237	25,963	4,021	2,163	90	—

Selling, administrative and other operating costs	36,189	23,043	3,714	1,672	7,760	—
Restructuring and severance costs	411	344	111	—	(44)	—
Operating income (loss)	(4,363)	2,576	196	491	(7,626)	—
Other income (expense), net	(1,039)
Income tax provision	23
Net loss	$(5,425)

	Three Months Ended April 28, 2019
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$252,070	$208,871	$28,809	$9,579	$5,431	$(620)
Cost of services	215,813	179,678	24,095	7,186	5,474	(620)
Gross margin	36,257	29,193	4,714	2,393	(43)	—

Selling, administrative and other operating costs	38,939	26,439	3,894	1,252	7,354	—
Restructuring and severance costs	724	210	192	41	281	—
Impairment charge	347	—	—	—	347	—
Operating income (loss)	(3,753)	2,544	628	1,100	(8,025)	—
Other income (expense), net	(1,179)
Income tax provision	233
Net loss	$(5,165)

(1) Revenues are primarily derived from Volt Customer Care Solutions business through June 7, 2019.
(2) The majority of intersegment sales results from North American Staffing segment providing resources to Volt Customer Care Solutions business.

Results of Operations Consolidated (Q2 2020 vs. Q2 2019)

Net revenue in the second quarter of fiscal 2020 decreased $44.8 million, to $207.3 million from $252.1 million in the second quarter of fiscal 2019. The net revenue decrease was primarily due to a decrease in our North American Staffing segment of $35.5 million, a decrease in the Corporate and Other category of $5.2 million (related to the exit from our customer care solutions business in June 2019) and a decrease in our International Staffing segment of $4.5 million. Excluding $5.3 million of revenue from the customer care solutions business exited during fiscal 2019, $4.7 million related to MSP transitions and the negative impact of foreign currency fluctuations of $0.8 million, net revenue decreased $34.0 million, or 14.1%.
Operating loss in the second quarter of fiscal 2020 increased $0.6 million, to $4.4 million from $3.8 million in the second quarter of fiscal 2019. Excluding the customer care solutions business exited during fiscal 2019, as well as restructuring and severance costs and impairment charges, operating loss increased $1.5 million. This increase in operating loss of $1.5 million was primarily the result of increases in our North American MSP segment of $0.7 million, our International Staffing segment of $0.5 million and the Corporate and Other category of $0.5 million.

Results of Operations by Segment (Q2 2020 vs. Q2 2019)
Net Revenue
The North American Staffing segment revenue decreased $35.5 million, or 17.0%, in the second quarter of fiscal 2020. Excluding $4.8 million in revenue from MSP transitions and $0.3 million in revenue to our customer care solutions business exited in June 2019, adjusted revenue decreased $30.4 million, or 14.9%. While difficult to estimate an exact amount, approximately $16.0 million to $20.0 million of this decline is attributable to the impact of COVID-19 in the form of business shutdowns or reduced hours from some of our customers and remain at home orders from various states and municipalities. The decrease was primarily experienced in our light industrial as well as administrative and office job categories.
The International Staffing segment revenue decreased $4.5 million, or 15.6% in the second quarter of fiscal 2020, primarily due to adjustments of work orders related to pending statutory legislation changes in the United Kingdom partially offset by improvements in Belgium and Singapore. Excluding the negative impact of foreign exchange rate fluctuations of $0.8 million, revenue decreased $3.7 million, or 13.2%. In this segment the most significant impact from COVID-19 was on the direct hire business which was down approximately 45% from pre-COVID expectations.
The North American MSP segment revenue increased $0.2 million, or 1.7%, in the second quarter of fiscal 2020 as a result of new business and increased demand in its payroll service business, partially offset by COVID-19 headcount reductions in a small number of clients.
The Corporate and Other category revenue decreased $5.2 million, or 96.6%, in the second quarter of fiscal 2020 primarily as a result of our exit from the customer care solutions business in the beginning of June 2019.
Cost of Services and Gross Margin

Cost of services in the second quarter of fiscal 2020 decreased $40.8 million, or 18.9%, to $175.0 million from $215.8 million in the second quarter of fiscal 2019. Gross margin as a percent of revenue in the second quarter of fiscal 2020 increased to 15.6% from 14.4% in the second quarter of fiscal 2019. Our North American Staffing segment margin as a percent of revenue increased primarily due to a $1.1 million positive workers compensation adjustment in the second quarter of fiscal 2020 and lower payroll tax rates. Our North American MSP segment margin decreased as a result of a higher mix of payroll service revenue and lower margins in the managed service business.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the second quarter of fiscal 2020 decreased $2.7 million, or 7.1%, to $36.2 million from $38.9 million in the second quarter of fiscal 2019. The decrease was primarily due to cost reductions in all areas of the business, including $3.3 million in labor and related costs due to lower headcount, lower incentives and a decrease in the valuation of share-based compensation as a result of a decline in market value. In addition, the second quarter of fiscal 2019 included the amortization of a deferred gain on the sale of real estate of $0.5 million. As a percent of revenue, selling, administrative and other operating costs were 17.5% and 15.4% in the second quarter of fiscal 2020 and 2019, respectively.
Restructuring and Severance Costs

Restructuring and severance costs in the second quarter of fiscal 2020 decreased $0.3 million, to $0.4 million from $0.7 million in the second quarter of fiscal 2019. These cost reductions were primarily due to actions taken by the Company as part of its continued efforts to reduce costs and achieve operational efficiency. Restructuring and severance costs accrued in the second quarter of fiscal 2019 also included costs incurred in connection with exiting our customer care solutions business in the third quarter of fiscal 2019.

Impairment Charges

In the second quarter of fiscal 2019, there was a $0.3 million impairment of equipment used in our customer care solutions business.
Other Income (Expense), net
Other expense in the second quarter of fiscal 2020 decreased $0.2 million, to $1.0 million from $1.2 million in the second quarter of fiscal 2019 due to a decrease in interest expense and non-cash foreign exchange losses primarily on intercompany balances.
Income Tax Provision
The income tax provisions of less than $0.1 million and $0.2 million in the second quarter of fiscal 2020 and 2019, respectively, were primarily related to locations outside of the United States.

Consolidated Results by Segment

	Six Months Ended May 3, 2020
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$425,041	$355,781	$50,526	$19,114	$390	$(770)
Cost of services	361,377	304,817	42,312	14,837	181	(770)
Gross margin	63,664	50,964	8,214	4,277	209	—

Selling, administrative and other operating costs	75,686	47,852	7,533	3,032	17,269	—
Restructuring and severance costs	1,657	426	111	—	1,120	—
Impairment charge	11	11	—	—	—	—
Operating income (loss)	(13,690)	2,675	570	1,245	(18,180)	—
Other income (expense), net	(2,325)
Income tax provision	218
Net loss	$(16,233)

	Six Months Ended April 28, 2019
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$505,506	$420,719	$55,075	$17,796	$13,277	$(1,361)
Cost of services	431,550	361,363	46,233	13,104	12,211	(1,361)
Gross margin	73,956	59,356	8,842	4,692	1,066	—

Selling, administrative and other operating costs	78,749	52,717	7,636	2,559	15,837	—
Restructuring and severance costs	783	208	274	68	233	—
Impairment charge	347	—	—	—	347	—
Operating income (loss)	(5,923)	6,431	932	2,065	(15,351)	—
Other income (expense), net	(1,951)
Income tax provision	506
Net loss	$(8,380)

(1) Revenues are primarily derived from Volt Customer Care Solutions business through June 7, 2019.
(2) The majority of intersegment sales results from North American Staffing segment providing resources to Volt Customer Care Solutions business.

Results of Operations Consolidated (Q2 2020 YTD vs. Q2 2019 YTD)

Net revenue in the first six months of fiscal 2020 decreased $80.5 million, to $425.0 million from $505.5 million in the first six months of fiscal 2019. The net revenue decrease was primarily due to decreases in our North American Staffing segment of $64.9 million, a decrease in the Corporate and Other category of $13.0 million (related to the exit from our customer care solutions business in June 2019) and a decrease in our International Staffing segment of $4.5 million. Excluding a $13.0 million revenue decline from the customer care solutions business exited during fiscal 2019, a $7.2 million decrease related to MSP transitions and the negative impact of foreign currency fluctuations of $0.9 million, net revenue decreased $59.4 million, or 12.3%.
Operating loss in the first six months of fiscal 2020 increased $7.8 million, to $13.7 million from $5.9 million in the first six months of fiscal 2019. Excluding the customer care solutions business exited during fiscal 2019, as well as restructuring and severance costs and impairment charges, operating loss increased $6.8 million. This increase in operating loss of $6.8 million was primarily the result of declines in our North American Staffing segment of $3.5 million and in the Corporate and Other category of $1.8 million.

Results of Operations by Segment (Q2 2020 YTD vs. Q2 2019 YTD)
Net Revenue
The North American Staffing segment revenue decreased $64.9 million, or 15.4%, in the first six months of fiscal 2020. Excluding $7.4 million in revenue from MSP transitions and $0.6 million in revenue to our customer care solutions business exited in June 2019, adjusted revenue decreased $56.9 million, or 13.8%. While difficult to estimate an exact amount, approximately $16.0 million to $20.0 million of this decline is attributable to the impact of COVID-19 in the form of business shutdowns or reduced hours from some of our customers and remain at home orders from various states and municipalities. In addition, the segment's revenue was impacted by lower demand from certain large customers, partially offset by growth from new and existing customers. The decrease was primarily experienced in our light industrial as well as administrative and office job categories.
The International Staffing segment revenue decreased $4.5 million in the first six months of fiscal 2020 primarily due to adjustments of work orders related to pending statutory legislation changes in the United Kingdom partially offset by improvements in Belgium and Singapore. Excluding the negative impact of foreign exchange rate fluctuations of $0.9 million, revenue decreased $3.6 million, or 6.7%.
The North American MSP segment revenue increased $1.3 million, or 7.4%, in the first six months of fiscal 2020 as a result of new business and increased demand in its payroll service business.
The Corporate and Other category revenue decreased $12.9 million, or 97.1%, in the first six months of fiscal 2020 primarily as a result of our exit from the customer care solutions business in the beginning of June 2019.
Cost of Services and Gross Margin

Cost of services in the first six months of fiscal 2020 decreased $70.2 million, or 16.3%, to $361.4 million from $431.6 million in the first six months of fiscal 2019. Gross margin as a percent of revenue in the first six months of fiscal 2020 increased to 15.0% from 14.6% in the first six months of fiscal 2019. Excluding the customer care solutions business which we exited in June 2019, gross margin as a percent of revenue in the first six months of fiscal 2020 increased to 15.0% from 14.8% in the first six months of fiscal 2019. Our North American Staffing segment margin as a percent of revenue increased primarily due to a positive workers compensation adjustment and payroll tax expense as a percent of direct labor offset by other state-mandated benefit costs as a percent of revenue. This was partially offset by a decrease in direct hire revenue in the first six months of fiscal 2020 and a decline in administrative fee revenue as a result of the exit from our customer care solutions business. Our North American MSP segment margin decreased as a result of a higher mix of payroll service revenue and lower margins in both payroll service and managed service businesses.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first six months of fiscal 2020 decreased $3.0 million, or 3.9%, to $75.7 million from $78.7 million in the first six months of fiscal 2019. The decrease was primarily due to cost reductions in all areas of the business, including $3.5 million in labor and related costs due to lower headcount, $1.0 million in consulting fees, $0.3 million in facility related costs, partially offset by an increase in depreciation expense of $0.7 million. In addition, the first six months of fiscal 2019 included amortization of a deferred gain on the sale of real estate of $1.0 million and a positive medical claims true-up of $0.3 million compared to a negative medical claims true-up of $0.3 million in fiscal 2020. As a percent of revenue, selling, administrative and other operating costs were 17.8% and 15.6% in the first six months of fiscal 2020 and 2019, respectively.
Restructuring and Severance Costs

Restructuring and severance costs in the first six months of fiscal 2020 increased $0.9 million, to $1.7 million from $0.8 million in the first six months of fiscal 2019. The costs in the first six months of fiscal 2020 were primarily due to our plan to leverage the global capabilities of our staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location. In the second quarter of fiscal 2019, restructuring and severance costs included costs incurred in connection with exiting our customer care solutions business in the third quarter of fiscal 2019.

Impairment Charges

In the first six months of fiscal 2019, there was a $0.3 million impairment of equipment used in our customer care solutions business.
Other Income (Expense), net
Other expense in the first six months of fiscal 2020 increased $0.3 million, to $2.3 million from $2.0 million in the first six months of fiscal 2019 due to an increase in non-cash foreign exchange losses primarily on intercompany balances.

Income Tax Provision
The income tax provisions of $0.2 million and $0.5 million in the first six months of fiscal 2020 and 2019, respectively, were primarily related to locations outside of the United States.

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

We manage our cash flow and related liquidity on a global basis. We fund payroll, taxes and other working capital requirements using cash supplemented as needed from our borrowings. Our weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $16.0 million. We generally target minimum global liquidity to be approximately 1.5 times our average weekly requirements. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements. We believe our cash flow from operations and planned liquidity will be sufficient to meet our cash needs for the next twelve months.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. The Company estimates approximately $22.0 million to $24.0 million of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. In addition, certain state governments have delayed payment of various state payroll taxes for a shorter period of time. The Company’s payment of approximately $5.5 million in state payroll taxes will be deferred from the second quarter of fiscal 2020 with payments scheduled to begin in the third quarter of fiscal 2020.

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

On July 19, 2019, we amended and restated the DZ Financing Program, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from originators in the United Kingdom, which adds an additional $5.0 - $7.0 million in borrowing availability. This will improve available liquidity allowing us to continue to advance our capital allocation plan and will provide us with additional resources to execute our business strategy.

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

On June 11, 2020 the Company amended the DZ Financing Program to replace the existing Tangible Net Worth (“TNW”) covenant requirement, as defined, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $40.0 million in each quarter thereafter. In addition to this change, the Company elected to reduce the Maximum Facility Amount, as defined, from $115.0 million to $100.0 million to better reflect our asset base level and reduce borrowings costs going forward. All other terms and conditions remain unchanged.

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

As previously discussed, we approved a restructuring plan during the first quarter of fiscal 2020 (the "2020 Plan") as part of our strategic initiative to optimize cost infrastructure. The 2020 Plan will leverage the global capabilities of our staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location. The 2020 Plan affects approximately 125 employees. To date, we incurred a total pre-tax restructuring charge of approximately $1.2 million of severance and benefit costs in the first half of fiscal year ending November 1, 2020. As a result of the offshoring under the 2020 Plan, along with executing on additional organizational cost savings initiatives during fiscal 2020, we estimate we will realize annualized net savings of approximately $10.0 million.

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
As the demand for our services decline, as we saw in the second half of March 2020 due to the impact of the COVID-19 crisis, we generally see a decrease in our working capital needs as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period. We do expect a similar underlying trend of increased operating cash flows through the beginning of the third quarter of 2020, if we experience consistent client payment patterns. In May 2020, we have not experienced a significant decrease in cash collections from clients. We will continue to monitor default risks and we intend to focus our collection teams to diligently pursue payments consistent with original payment terms. Many governments in countries and territories in which we do business have announced that certain payroll, income, and other tax payments may be deferred without penalty for a certain period of time as well as providing other cash flow related relief packages. We have determined that we will qualify for the payroll tax deferral which allows us to delay payment of the employer portion of payroll taxes and we are in the process of determining if we qualify for certain employment tax credits.  If we qualify for such credits, the credits will be treated as government subsidies which will offset related operating expenses.  At this time, we do not anticipate this to be material. As part of our working capital strategy to improve our cash flow needs in the short-term, especially in the next three to six months, we continue to actively monitor these relief packages to take advantage of all of those which are available to us.

In June 2019, we exited our customer care solutions business. This business previously contributed accounts receivable as collateral under the DZ Financing Program and its exit had a diminishing effect on our borrowing base under the DZ Financing Program.

At May 3, 2020, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million. Borrowing availability, as defined under the DZ Financing Program, was $4.2 million and global liquidity was $27.1 million at May 3, 2020.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the financial covenants. At May 3, 2020, we were in compliance with all debt covenants. We believe, based on our current outlook, we will continue to be able to meet our financial covenants, as amended.

The following table sets forth our cash and global liquidity levels at the end of our last five quarters (in thousands):

Global Liquidity
	April 28, 2019	July 28, 2019	November 3, 2019	February 2, 2020	May 3, 2020
Cash and cash equivalents (a)	$39,689	$36,031	$28,672	$30,876	$26,223

Total outstanding debt	$55,000	$55,000	$55,000	$55,000	$60,000

Cash in banks (b)(c)	$29,946	$24,224	$19,945	$21,287	$22,876
DZ Financing Program (d)	22,222	16,416	22,271	11,302	4,202
Global liquidity	52,168	40,640	42,216	32,589	27,078
Minimum liquidity threshold	15,000	15,000	15,000	15,000	15,000
Available liquidity	$37,168	$25,640	$27,216	$17,589	$12,078

a.	Per financial statements.

b.	Amount generally includes outstanding checks.

c.
Amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of May 3, 2020, the balance in the USB collections account included in the DZ Financing Program availability was $13.5 million.

d.	The borrowing base included the receivables from the United Kingdom effective July 19, 2019 and excluded the receivables from the customer care solutions business which we exited in June 2019.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Six Months Ended
	May 3, 2020	April 28, 2019
Net cash provided by operating activities	$2,910	$9,458
Net cash used in investing activities	(2,477)	(4,079)
Net cash provided by financing activities	4,751	4,783
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(521)	(249)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,663	$9,913

Cash Flows - Operating Activities

The net cash provided by operating activities in the six months ended May 3, 2020 decreased $6.6 million from $9.5 million in the six months ended April 28, 2019. This decrease resulted primarily from an increase in net loss of $7.9 million partially offset by an increase in depreciation and amortization of $4.7 million, higher equity compensation of $1.2 million and the absence of the amortization of a $1.0 million gain on sale of leaseback property in the first six months of fiscal 2020. In addition, there was a $5.6 million decrease in cash provided by operating assets and liabilities, primarily from payment of accrued expenses.

Cash Flows - Investing Activities

The net cash used in investing activities in the six months ended May 3, 2020 was $2.5 million, principally for purchases of property, equipment and software of $3.1 million, partially offset by proceeds of $0.4 million from the sale of property, equipment and software. The net cash used in investing activities in the six months ended April 28, 2019 was $4.1 million, principally for the purchases of property, equipment and software of $4.1 million.

Cash Flows - Financing Activities

The net cash used in financing activities in the six months ended May 3, 2020 was $4.8 million as a result of a $5.0 million net drawdown of borrowing under the DZ Financing Program. The net cash provided by financing activities in the six months ended April 28, 2019 was $4.8 million primarily due to a $5.0 million net drawdown of borrowings under the DZ Financing Program.
Financing Program

On July 19, 2019, we amended and restated our DZ Financing Program, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from originators in the United Kingdom, which adds an additional $5.0- $7.0 million in borrowing availability. All other material terms and conditions of the original agreement remain substantially unchanged.

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

On June 11, 2020 the Company amended the DZ Financing Program to replace the existing Tangible Net Worth (“TNW”) covenant requirement, as defined, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $40.0 million in each quarter thereafter. In addition to this change, the Company elected to reduce the Maximum Facility Amount, as defined, from $115.0 million to $100.0 million to better reflect our asset base level and reduce borrowings costs going forward. All other terms and conditions remain unchanged.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of May 3, 2020, the letter of credit participation was $24.8 million inclusive of $23.3 million for the Company’s casualty insurance program, $1.2 million for the security deposit required under certain real estate lease agreements and $0.3 million for the Company's corporate credit card program.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum Tangible Net Worth, as defined under the DZ Financing Program, of at least $35.0 million through the Company's fiscal quarter ending on or about July 31, 2020 and at least $40.0 million in each quarter thereafter; (2) positive net income in any fiscal year ending after 2020; (3) maximum debt to tangible net worth ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets. as defined under the DZ Financing Program. At May 3, 2020, the Company was in compliance with all debt covenants. At May 3, 2020, there was $4.2 million of borrowing availability, as defined under the DZ Financing Program.

Off-Balance Sheet Arrangements

As of May 3, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At May 3, 2020, we had cash and cash equivalents on which interest income is earned at variable rates. At May 3, 2020, we had a long-term $115.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, net interest expense and other expense are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.2 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.2 million in the first six months of fiscal 2020.
Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the fiscal period balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect on the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar weakened relative to many foreign currencies as of May 3, 2020 compared to November 3, 2019. Consequently, stockholders’ equity decreased $0.2 million as a result of the foreign currency translation as of May 3, 2020.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of May 3, 2020 would result in an approximate $1.6 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of May 3, 2020 would result in an approximate $1.6 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended May 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business, results of operations and financial condition has been and may continue to be adversely impacted by global public health epidemics, including the strain of coronavirus known as COVID-19, and future adverse impacts could be material and difficult to predict.

The global spread of the coronavirus (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, has created significant volatility, uncertainty and global macroeconomic disruption due to related government actions (including declared states of emergency and quarantine, “shelter in place” or similar orders), non-governmental agency recommendations and public perceptions, and disruption in global economic and labor market conditions.  These effects have had an adverse impact on our business, including reduced demand for our services, worker absences, client shutdowns and reduced operations, a reduction in bill rates and a shift of a majority of our workforce to remote operations.  Other impacts of the spread of COVID-19 include continued or expanded closures of our clients’ facilities, the possibility our clients will not be able to pay for our services and solutions, or that they will attempt to defer payments owed to us, either of which could materially impact our liquidity.  Further, we may continue to experience adverse financial impacts if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives or otherwise.  Additionally, the economic environment may have an adverse effect on the fair market rent of real estate properties which could impact our lease right of use assets, especially if market values decline. Although no impairment charges were recorded during the second quarter May 3, 2020, we may be required to record impairment charges on our assets as a result of adverse economic conditions in future periods.

We currently expect to see a measured increase in demand as the economy reopens over the next months, however the extent of this increase and the potential for subsequent and future decline in business demand from macro economics, shelter-in-place orders or other government actions is difficult to predict. As a result of these observed and potential developments, we expect our business, operations and financial results to continue to be negatively affected.

There are no other material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the 2019 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION

On June 11, 2020 the Company amended the DZ Financing Program to rereplace the existing Tangible Net Worth (“TNW”) covenant requirement, as defined, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $40.0 million in each quarter thereafter. In addition to this change, the Company elected to reduce the Maximum Facility Amount, as defined, from $115.0 million to $100.0 million to better reflect our asset base level and reduce borrowings costs going forward. All other terms and conditions remain unchanged.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description

3.1
Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015 filed June 10, 2015; File No. 001-09232)

3.2
Amended and Restated By-Laws of the Company, as amended through September 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2017; File No. 001-9232)

10.1
Amendment No. 3 dated June 11, 2020 to the Amended and Restated Receivables Loan and Security Agreementdated as of July 19, 2019, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, thelenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZBANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers

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

VOLT INFORMATION SCIENCES, INC.

Date: June 16, 2020	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: June 16, 2020	By:	/s/ Herbert M. Mueller
Herbert M. Mueller
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 16, 2020	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller and Chief Accounting Officer (Principal Accounting Officer)