Form 10-Q
period 2020-08-02
VOLT INFORMATION SCIENCES, INC.
filed 2020-09-11
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended August 2, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to          .

Commission File Number: 001-09232

VOLT INFORMATION SCIENCES, INC.
(Exact name of registrant as specified in its charter)

New York	13-5658129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2401 N. Glassell Street, Orange, California	92865
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(714) 921-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10	VOLT	NYSE American

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

As of September 4, 2020, there were 21,702,078 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2020	July 28, 2019	August 2, 2020	July 28, 2019
NET REVENUE	$185,941	$233,176	$610,982	$738,682
Cost of services	155,983	197,528	517,360	629,078
GROSS MARGIN	29,958	35,648	93,622	109,604

EXPENSES
Selling, administrative and other operating costs	31,245	38,395	106,931	117,144
Restructuring and severance costs	546	2,017	2,203	2,800
Impairment charges	2,384	79	2,395	426
OPERATING LOSS	(4,217)	(4,843)	(17,907)	(10,766)

OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(467)	(714)	(1,788)	(2,159)
Foreign exchange gain (loss), net	571	(151)	(23)	(252)
Other income (expense), net	(168)	(184)	(578)	(589)
TOTAL OTHER INCOME (EXPENSE), NET	(64)	(1,049)	(2,389)	(3,000)

LOSS BEFORE INCOME TAXES	(4,281)	(5,892)	(20,296)	(13,766)
Income tax provision	556	165	774	671
NET LOSS	$(4,837)	$(6,057)	$(21,070)	$(14,437)

PER SHARE DATA:
Basic and Diluted:
Net loss	$(0.22)	$(0.29)	$(0.98)	$(0.68)
Weighted average number of shares	21,589	21,157	21,474	21,106

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2020	July 28, 2019	August 2, 2020	July 28, 2019
NET LOSS	$(4,837)	$(6,057)	$(21,070)	$(14,437)
Other comprehensive income (loss):
Foreign currency translation adjustments net of taxes of $0 and $0, respectively	733	(565)	495	(586)
COMPREHENSIVE LOSS	$(4,104)	$(6,622)	$(20,575)	$(15,023)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	August 2, 2020	November 3, 2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,928	$28,672
Restricted cash and short-term investments	24,285	12,794
Trade accounts receivable, net of allowances of $235 and $117, respectively	108,395	135,950
Other current assets	7,067	7,252
TOTAL CURRENT ASSETS	170,675	184,668
Property, equipment and software, net	23,706	25,890
Right of use assets - operating leases	40,146	—
Other assets, excluding current portion	6,802	7,446
TOTAL ASSETS	$241,329	$218,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$16,412	$21,507
Accounts payable	27,010	36,341
Accrued taxes other than income taxes	10,292	11,244
Accrued insurance and other	19,077	24,654
Operating lease liabilities	7,552	—
Income taxes payable	955	1,570
TOTAL CURRENT LIABILITIES	81,298	95,316
Accrued payroll taxes and other, excluding current portion	21,099	12,029
Operating lease liabilities, excluding current portion	39,442	—
Deferred gain on sale of real estate, excluding current portion	—	20,270
Income taxes payable, excluding current portion	289	289
Deferred income taxes	11	17
Long-term debt, net	58,930	53,894
TOTAL LIABILITIES	201,069	181,815
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 21,702,078 shares and 21,367,821 shares, respectively	2,374	2,374
Paid-in capital	79,686	77,688
Accumulated deficit	(16,777)	(10,917)
Accumulated other comprehensive loss	(6,306)	(6,801)
Treasury stock, at cost; 2,035,925 and 2,370,182 shares, respectively	(18,717)	(26,155)
TOTAL STOCKHOLDERS’ EQUITY	40,260	36,189
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,329	$218,004
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)
(unaudited)

	Nine Months Ended August 2, 2020
	Common Stock $0.10 Par Value		Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT NOVEMBER 3, 2019	23,738,003	$2,374	$77,688	$(10,917)	$(6,801)	$(26,155)	$36,189
Effect of new accounting principle	—	—	—	22,216	—	—	22,216
Net loss	—	—	—	(10,808)	—	—	(10,808)
Share-based compensation	—	—	511	—	—	—	511
Issuance of common stock	—	—	(114)	(739)	—	846	(7)
Other comprehensive income	—	—	—	—	364	—	364
BALANCE AT FEBRUARY 2, 2020	23,738,003	$2,374	$78,085	$(248)	$(6,437)	$(25,309)	$48,465
Net loss	—	—	—	(5,425)	—	—	(5,425)
Share-based compensation	—	—	508	—	—	—	508
Other comprehensive loss	—	—	—	—	(602)	—	(602)
BALANCE AT MAY 3, 2020	23,738,003	$2,374	$78,593	$(5,673)	$(7,039)	$(25,309)	$42,946
Net loss	—	—	—	(4,837)	—	—	(4,837)
Share-based compensation	—	—	414	—	—	—	414
Issuance of common stock	—	—	679	(6,267)	—	6,592	1,004
Other comprehensive income	—	—	—	—	733	—	733
BALANCE AT AUGUST 2, 2020	23,738,003	$2,374	$79,686	$(16,777)	$(6,306)	$(18,717)	$40,260

	Nine Months Ended July 28, 2019
	Common Stock $0.10 Par Value		Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT OCTOBER 28, 2018	23,738,003	$2,374	$79,057	$9,738	$(7,070)	$(33,600)	$50,499
Effect of new accounting principle	—	—	—	426	—	—	426
Net loss	—	—	—	(3,215)	—	—	(3,215)
Share-based compensation	—	—	(113)	—	—	—	(113)
Issuance of common stock	—	—	(35)	(206)	—	241	—
Other comprehensive income	—	—	—	—	158	—	158
BALANCE AT JANUARY 27, 2019	23,738,003	$2,374	$78,909	$6,743	$(6,912)	$(33,359)	$47,755
Net loss	—	—	—	(5,165)	—	—	(5,165)
Share-based compensation	—	—	(95)	—	—	—	(95)
Issuance of common stock	—	—	(883)	(2,234)	—	3,077	(40)
Other comprehensive loss	—	—	—	—	(179)	—	(179)
BALANCE AT APRIL 28, 2019	23,738,003	$2,374	$77,931	$(656)	$(7,091)	$(30,282)	$42,276
Net loss	—	—	—	(6,057)	—	—	(6,057)
Share-based compensation	—	—	294	—	—	—	294
Issuance of common stock	—	—	(942)	(3,413)	—	4,080	(275)
Other comprehensive loss	—	—	—	—	(565)	—	(565)
BALANCE AT JULY 28, 2019	23,738,003	$2,374	$77,283	$(10,126)	$(7,656)	$(26,202)	$35,673

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	August 2, 2020	July 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,070)	$(14,437)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,884	5,127
Operating lease asset amortization	6,024	—
Allowance (release) of doubtful accounts and sales allowances	4	(185)
Unrealized foreign currency exchange (gain) loss	796	(133)
Impairment charges	2,395	426
Amortization of gain on sale leaseback of property	—	(1,458)
Loss (gain) on dispositions of property, equipment and software	(287)	13
Share-based compensation	1,433	86
Change in operating assets and liabilities:
Trade accounts receivable	27,815	22,624
Other assets	1,011	895
Accounts payable	(9,507)	1,104
Accrued expenses and other liabilities	(868)	(3,583)
Income taxes	(548)	(318)
Net cash provided by operating activities	13,082	10,161
CASH FLOWS USED IN INVESTING ACTIVITIES:
Sales of investments	659	213
Purchases of investments	(469)	(178)
Proceeds from sale of property, equipment, and software	399	43
Purchases of property, equipment, and software	(3,925)	(6,305)
Net cash used in investing activities	(3,336)	(6,227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(15,000)	(20,000)
Draw-down on borrowings	20,000	25,000
Debt issuance costs	(331)	(621)
Withholding tax payment on vesting of stock awards	(74)	(316)
Net cash provided by financing activities	4,595	4,063
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(463)	(633)
Net increase in cash, cash equivalents and restricted cash	13,878	7,364
Cash, cash equivalents and restricted cash, beginning of period	38,444	36,544
Cash, cash equivalents and restricted cash, end of period	$52,322	$43,908

Cash paid during the period:
Interest	$1,858	$2,367
Income taxes	$1,445	$1,174

Reconciliation of cash, cash equivalents, and restricted cash:
Current assets:
Cash and cash equivalents	$30,928	$36,031
Restricted cash included in Restricted cash and short-term investments	21,394	7,877
Cash, cash equivalents and restricted cash, end of period	$52,322	$43,908
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended August 2, 2020 and July 28, 2019
(Unaudited)

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
In June 2016, the FASB issued ASU 2016-13 (ASC Topic 326), as clarified in ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2018-19, amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. The amendments are effective for fiscal years beginning after December 15, 2022, which for the Company will be the first quarter of fiscal 2024. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a significant impact on its consolidated financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted by the Company

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in Topic 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. ASU 2018-07 was effective for the Company in the first quarter of fiscal 2020 and the adoption of this guidance had no impact on the Company’s consolidated financial statements.

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
All other ASUs that became effective for Volt in the first nine months of fiscal 2020 were not applicable to the Company at this time and therefore, did not have any impact during the period.

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
The Company’s material operating leases consist of branch locations, as well as corporate office space. Our leases have remaining terms of 1 - 11 years. The lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal option periods. Volt determines if an arrangement meets the criteria of a lease at inception, at which time it also performs an analysis to determine whether the lease qualifies as operating or financing. The Company does not currently have any finance leases.
Upon adoption, the Company recorded approximately $47.2 million of ROU assets and $52.0 million of lease liabilities related to operating leases in the Condensed Consolidated Balance Sheet. At transition, the ROU asset was measured at the initial amount of the lease liability adjusted for any deferred rent and cease-use liabilities. The Company also recognized a $22.2 million cumulative-effect adjustment to retained earnings related to the deferred gain on the sale and leaseback of real estate. This gain was previously being amortized at approximately $0.5 million per quarter as an offset to rent expense in the Condensed Consolidated Statements of Operations. Since the Company has a full valuation allowance against its deferred tax assets, the impact is a reduction to our deferred tax assets and related valuation allowance, which resulted in no tax impact to the net change to equity.
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
Operating leases are included in Right of use assets - operating leases and Operating lease liabilities, current and long-term, in the Condensed Consolidated Balance Sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term, and is included in Selling, administrative and other operating costs in the Condensed Consolidated Statement of Operations. During the nine months ended August 2, 2020, cash paid for the amount that was included in the measurement of operating lease liabilities was $8.8 million and the ROU assets obtained in exchange for operating lease liabilities was $1.7 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	August 2, 2020
Operating lease expense	$2,827	$8,751
Sublease income	(394)	(1,183)
Variable lease expense	$213	$482
Total (1)	$2,646	$8,050
(1) The Company's short term lease expense was minimal.

Weighted average remaining lease terms and discount rates were as follows:

Nine Months Ended August 2, 2020

Weighted average remaining lease term (years)	8.1
Weighted average discount rate	6.3%

Maturities of operating lease liabilities as of August 2, 2020 were as follows (in thousands):

Fiscal Year:	Amount
Remainder of 2020	$2,786
2021	9,476
2022	7,901
2023	6,786
2024	5,595
Thereafter	28,150
Total future lease payments	$60,694
Less: Imputed interest	13,700
Total operating lease liabilities	$46,994

Maturities of operating leases accounted for under ASC 840 as of fiscal year-end 2019 were as follows (in thousands):

Fiscal Year:	Amount
2020	$11,782
2021	9,287
2022	7,457
2023	6,328
2024	5,486
Thereafter	28,422
Total future lease payments	$68,762

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

Disaggregation of Revenues

The following table presents our segment revenues disaggregated by service type (in thousands):

	Three Months Ended August 2, 2020
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$178,829	$153,642	$18,829	$6,313	$149	$(104)
Direct Placement Services	2,587	1,069	935	583	—	—
Managed Service Programs	4,525	—	1,985	2,540	—	—
	$185,941	$154,711	$21,749	$9,436	$149	$(104)

Geographical Markets:
Domestic	$163,397	$154,123	$—	$9,358	$—	$(84)
International	22,544	588	21,749	78	149	(20)
	$185,941	$154,711	$21,749	$9,436	$149	$(104)

	Three Months Ended July 28, 2019
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations
Service Revenues:
Staffing Services	$223,754	$191,575	$26,704	$5,664	$194	$(383)
Direct Placement Services	3,679	2,066	1,137	697	—	(221)
Managed Service Programs	4,081	—	887	3,194	—	—
Call Center Services	1,662	—	—	—	1,662	—
	$233,176	$193,641	$28,728	$9,555	$1,856	$(604)

Geographical Markets:
Domestic	$203,266	$192,704	$—	$9,478	$1,662	$(578)
International	29,910	937	28,728	77	194	(26)
	$233,176	$193,641	$28,728	$9,555	$1,856	$(604)

	Nine Months Ended August 2, 2020
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$588,304	$506,471	$63,935	$18,233	$539	$(874)
Direct Placement Services	8,966	4,021	2,818	2,127	—	—
Managed Service Programs	13,712	—	5,522	8,190	—	—
	$610,982	$510,492	$72,275	$28,550	$539	$(874)

Geographical Markets:
Domestic	$535,949	$508,439	$—	$28,323	$—	$(813)
International	75,033	2,053	72,275	227	539	(61)
	$610,982	$510,492	$72,275	$28,550	$539	$(874)

	Nine Months Ended July 28, 2019
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations
Service Revenues:
Staffing Services	$701,893	$607,980	$78,290	$16,049	$540	$(966)
Direct Placement Services	10,633	6,380	3,179	2,073	—	(999)
Managed Service Programs	11,563	—	2,334	9,229	—	—
Call Center Services	14,593	—	—	—	14,593	—
	$738,682	$614,360	$83,803	$27,351	$15,133	$(1,965)

Geographical Markets:
Domestic	$651,566	$611,861	$—	$27,009	$14,593	$(1,897)
International	87,116	2,499	83,803	342	540	(68)
	$738,682	$614,360	$83,803	$27,351	$15,133	$(1,965)

(1) Includes the revenues from Volt's Customer Care Solutions business through the time of exit in June 2019.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The Company records accounts receivable when its right to consideration becomes unconditional and records a sales allowance as a liability. As of August 2, 2020, the change in the reserve balance from November 3, 2019 was minimal. Contract assets primarily relate to the Company's rights to consideration for services provided that are conditional on satisfaction of future performance obligations. The Company records contract liabilities when payments are made or due prior to the related performance obligations being satisfied. The current portion of contract liabilities is included in Accrued insurance and other in the Condensed Consolidated Balance Sheets. The Company does not have any material contract assets or long-term contract liabilities as of August 2, 2020 and November 3, 2019.

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

NOTE 5: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three and nine months ended August 2, 2020 were (in thousands):

	Three Months Ended	Nine Months Ended
	August 2, 2020
	Foreign Currency Translation
Accumulated other comprehensive loss at beginning of the period	$(7,039)	$(6,801)
Other comprehensive income	733	495
Accumulated other comprehensive loss at August 2, 2020	$(6,306)	$(6,306)

There were no reclassifications from accumulated other comprehensive loss for the three and nine months ended August 2, 2020 and July 28, 2019.

NOTE 6: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers, for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors is generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts, where contractually required. At August 2, 2020 and November 3, 2019, restricted cash included $4.0 million and $9.3 million, respectively, restricted for payment to associate vendors, and $0.5 million in both periods, restricted for other collateral accounts.

At August 2, 2020, restricted cash also included $16.9 million restricted under the Company’s long-term accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). This cash was restricted as it supplemented collateral provided by accounts receivable towards the Company’s aggregate borrowing base usage of $84.5 million, inclusive of $60.0 million outstanding and $24.5 million in issued letters of credit as of August 2, 2020.

Short-term investments were $2.9 million and $3.0 million at August 2, 2020 and November 3, 2019, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company’s provision (benefit) for income taxes primarily includes foreign jurisdictions and state taxes. The income tax provision in the third quarters of fiscal 2020 and fiscal 2019 were $0.6 million and $0.2 million, respectively, primarily related to locations outside of the United States. For the first nine months ended August 2, 2020 and July 28, 2019, the income tax provision was $0.8 million and $0.7 million, respectively, primarily related to locations outside the United States. The Company’s quarterly provision (benefit) for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

The Company manages its cash flow and related liquidity on a global basis. The weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $15.0 million. The Company generally targets minimum global liquidity to be approximately 1.5 times its average weekly requirements. The Company also maintains minimum effective cash balances in foreign operations and uses a multi-currency netting and overdraft facility for its European entities to further minimize overseas cash requirements.

On March 27, 2020, the U.S. government enacted the CARES Act which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. Further as a result of the economic repercussions of the COVID-19 pandemic, the Company experienced a reduction in both weekly payroll and related tax payments of approximately $3.0 million per week.

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, that subsidiary may request that DZ Bank make loans from time-to-time to that subsidiary which are secured by liens on those receivables.

On July 19, 2019, the Company amended and restated its DZ Financing Program, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from originators in the United Kingdom, which added an additional $5.0 - $7.0 million in borrowing availability. All other material terms and conditions of the original agreement remain substantially unchanged.

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

On March 12, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to revise an existing covenant to maintain a Tangible Net Worth (“TNW”), as defined, from $40.0 million to $35.0 million through the Company’s fiscal quarter ending on or about July 31, 2020 and at least $40.0 million in each quarter thereafter. All other terms and conditions remain unchanged.

On June 11, 2020, the Company amended the DZ Financing Program. The modifications to the agreement were to (1) replace an existing TNW covenant requirement, as defined, to a minimum TNW of $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021 and $40.0 million in each quarter thereafter, and (2) reduce the Maximum Facility Amount, as defined, from $115.0 million to $100.0 million. All other terms and conditions remain unchanged.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of August 2, 2020, the letter of credit participation was $24.5 million inclusive of $23.3 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain real estate lease agreements.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum TNW, as defined under the DZ Financing Program, of at least $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021 and at least $40.0 million for each quarter thereafter; (2) positive net income in any fiscal year ending after 2020; (3) maximum debt to tangible net worth ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined under the DZ Financing Program. At August 2, 2020, the Company was in compliance with all debt covenants. At August 2, 2020, there was $5.1 million of borrowing availability, as defined under the DZ Financing Program.

At August 2, 2020, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million with a weighted average annual interest rate of 2.0% during the third quarter of fiscal 2020 and 2.8% for the first nine months of fiscal 2020. At July 28, 2019, the Company had outstanding borrowings under the DZ Financing program of $55.0 million, with a weighted average annual rate of 4.2% during both the third quarter of fiscal 2019 and the first nine months of fiscal 2019.

Long-term debt consists of the following (in thousands):

	August 2, 2020	November 3, 2019
Financing programs	$60,000	$55,000
Less:
Deferred financing fees	1,070	1,106
Total long-term debt, net	$58,930	$53,894

NOTE 9: Earnings (Loss) Per Share

Basic and diluted net loss per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	August 2, 2020	July 28, 2019	August 2, 2020	July 28, 2019
Numerator
Net loss	$(4,837)	$(6,057)	$(21,070)	$(14,437)

Denominator
Basic weighted average number of shares	21,589	21,157	21,474	21,106
Diluted weighted average number of shares	21,589	21,157	21,474	21,106

Net loss per share:
Basic	$(0.22)	$(0.29)	$(0.98)	$(0.68)
Diluted	$(0.22)	$(0.29)	$(0.98)	$(0.68)

The diluted earnings per share for the three and nine months ended August 2, 2020 did not include the effect of potentially dilutive outstanding shares comprised of 1,006,798 RSUs (defined below), 331,944 stock options and 209,662 PSUs (defined below) because the effect would have been anti-dilutive. The diluted earnings per share for the three and nine months ended July 28, 2019 did not include the effect of potentially dilutive outstanding shares comprised of 632,240 RSUs, 636,664 stock options and 355,318 PSUs because the effect would have been anti-dilutive.

NOTE 10: Share-Based Compensation Plans

For the three and nine months ended August 2, 2020, the Company recognized share-based compensation expense of $0.4 million and $1.1 million, respectively. For the three and nine months ended July 28, 2019, the Company recognized share-based compensation expense of $0.6 million and $1.3 million, respectively. These expenses are included in Selling, administrative and other operating costs in the Company’s Condensed Consolidated Statements of Operations.
Fiscal 2020 Awards
During fiscal 2020, the Company granted restricted stock units (“RSUs”) to executive management and, due to limited share availability under its long-term incentive plan, issued deferred cash awards to certain employees including executive management. The RSUs and cash awards vest in equal annual tranches over three years, provided the employees remain employed with the Company on the applicable vesting date. The grant date fair value for the RSUs is measured using the closing stock price on the grant date and the total grant date fair value was $0.7 million. The deferred cash awards totaled $2.2 million. In addition, due to limited share availability, cash payments in the aggregate amount of $0.4 million were made in lieu of equity awards to non-executive directors of the Company.

Fiscal 2019 Awards

During fiscal 2019, the Company granted performance stock units (“PSUs”) to executive management, RSUs to certain employees including executive management and its annual equity grant of RSUs to the Board of Directors.

The PSUs are eligible to vest in three equal tranches at the end of each performance period. Vesting of the PSUs is dependent on the achievement of the adjusted Earnings Before Interest, Taxes, Depreciation and Amortization margin percentage goals based on adjusted revenues at the end of each fiscal year of the one-year, two-year and three-year performance periods and provided that the employees remain employed with the Company on the applicable vesting date. The payout percentages can range from 0% to 150%. The RSUs for the employees vest in equal annual tranches over three years, provided the employees remain employed with the Company on the applicable vesting date. The RSUs for the Board of Directors vest one year from the grant date provided that the director provides continued service through the vesting date. The grant date fair value for the PSUs and RSUs is measured using the closing stock price on the grant date. The PSUs and RSUs had a total grant date fair value of approximately $1.2 million and $2.1 million, respectively.
Fiscal 2018 Awards
During fiscal 2018, the Company granted PSUs and RSUs that are classified as a liability at fair value, which is computed using a Monte Carlo simulation and re-measured periodically based on the effect that the market condition has on these awards. The liability and corresponding expense is adjusted accordingly until the awards are settled. As of the third quarter ended August 2, 2020, the total fair value of the remaining PSUs and RSUs were minimal.
Summary of Equity and Liability Awards
The following tables summarize the activities related to the Company’s share-based equity and liability awards for the nine months ended August 2, 2020:

Performance Share Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at November 3, 2019	376,986	$3.90
Forfeited	(40,311)	$3.38
Vested	(127,013)	$4.04
Outstanding at August 2, 2020	209,662	$3.91

Restricted Stock Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at November 3, 2019	667,082	$3.86
Granted	625,909	$1.09
Forfeited	(4,387)	$3.79
Vested	(281,806)	$3.98
Outstanding at August 2, 2020	1,006,798	$2.11

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 3, 2019	603,484	$6.28	6.81	$—
Forfeited	(60,615)	$8.22	—	$—
Expired	(210,925)	$6.59	—	$—
Outstanding at August 2, 2020	331,944	$5.73	7.22	$—
Unvested at August 2, 2020	44,394	$4.10	8.09	$—
Exercisable at August 2, 2020	287,550	$5.98	7.08	$—

For the nine months ended August 2, 2020, there was no exercise of stock options. As of August 2, 2020, total unrecognized compensation expense of $1.6 million related to PSUs, stock options and RSUs will be recognized over the remaining weighted average vesting period of 2.2 years of which $0.3 million, $0.9 million, $0.3 million and less than $0.1 million are expected to be recognized in fiscal 2020, 2021, 2022 and 2023, respectively.

NOTE 11: Restructuring and Severance Charges

The Company incurred total restructuring and severance costs of $0.5 million and $2.0 million in the third quarter of fiscal 2020 and 2019, respectively, and $2.2 million and $2.8 million for the nine months ended August 2, 2020 and July 28, 2019, respectively.
2020 Restructuring Plan
In the first quarter of fiscal 2020, the Company approved a restructuring plan (the “2020 Plan”) as part of its strategic initiative to optimize the Company’s cost infrastructure. The 2020 Plan will leverage the global capabilities of the Company's staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location. The total costs incurred in the first nine months of fiscal 2020 in connection with the 2020 Plan were $1.1 million, consisting of $0.1 million in North American Staffing, $0.1 million in International Staffing and $0.9 million in the Corporate and Other category. As of August 2, 2020, the Company anticipates payments of $0.1 million will be made through the remainder of fiscal 2020.
2018 Restructuring Plan
On October 16, 2018, the Company approved a restructuring plan (the “2018 Plan”) based on an organizational and process redesign intended to optimize the Company’s strategic growth initiatives and overall business performance. In connection with the 2018 Plan, the Company incurred restructuring charges comprised of severance and benefit costs and facility and lease termination costs. The 2018 Plan was completed by the end of fiscal 2019. The total costs since inception through August 2, 2020 were $5.5 million, consisting of $1.1 million in North American Staffing, $0.4 million in International Staffing and $4.0 million in Corporate and Other.
Change in Executive Management
Effective June 6, 2018, Michael Dean departed from his role as President and Chief Executive Officer of the Company and is no longer a member of the Board of Directors. The Company and Mr. Dean subsequently executed a separation agreement, effective June 29, 2018. The Company incurred related severance costs of $2.6 million in the third quarter of fiscal 2018, which was payable over a period of 24 months.
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
Exit of Customer Care Solutions Business
In June 2019, the Company exited its customer care solutions business, which was reported as a part of the Corporate and Other category. This exit allows the Company to further strengthen its focus on its core staffing business and align its resources to streamline operations, improve cost competitiveness and increase profitability. As a result of this exit, the Company incurred restructuring and severance costs of $1.7 million during the first nine months of fiscal 2019.

Other Restructuring Costs
During the third quarter of fiscal 2020, there were other restructuring actions taken by the Company as part of its continued efforts to reduce costs and to offset COVID-19 related revenue losses. The Company recorded severance costs of $0.6 million primarily resulting from the elimination of certain positions.

Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Condensed Consolidated Balance Sheets. Activity for the first nine months of fiscal 2020 is summarized as follows (in thousands):

August 2, 2020
Balance, beginning of year	$3,845
Cease use liabilities transferred to ROU assets	(1,964)
Liability at November 4, 2019	1,881
Charged to expense	2,203
Cash payments	(3,642)
Ending Balance	$442
Upon adoption of ASC 842 Leases, $2.0 million of accrued restructuring related to the exit of leased real estate was reclassified as a reduction to the related ROU asset, per the accounting guidance. The remaining balance as of August 2, 2020 of $0.4 million, primarily related to Corporate and Other, includes $0.2 million related to the change in executive management, $0.1 million related to the 2020 Plan and $0.1 million related to other restructuring costs.

NOTE 12: Impairment Charges

Long-lived assets primarily consist of right-of-use assets, capitalized software costs, leasehold improvements and office equipment. The Company reviews these assets for impairment under Accounting Standards Codification 360 Property, Plant and Equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques.

Due to the economic impact and continued uncertainty related to the COVID-19 pandemic, certain real estate rationalization decisions were made in the quarter resulting in the Company consolidating and exiting certain leased office locations throughout North America based on where the Company could be fully operational and successfully support its clients and business operations remotely. The changes in the use of these right-of-use assets triggered an impairment review and based on the results of this review, the Company recorded an impairment charge of $2.4 million to reduce the carrying value of these assets to their estimated fair value. Significant assumptions used to estimate fair value were the current economic environment, real estate market conditions and general market participant assumptions.

Impairment charges incurred in the third quarter of fiscal 2020 were $1.8 million for the North American Staffing segment and $0.6 million for the Corporate and Other category.

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

NOTE 14: Related Party Transactions

For the nine months ended August 2, 2020, the Company provided staffing services in the aggregate amount of $130,000 to a company where Volt's Chairman of the Board, William J. Grubbs, serves as President.

NOTE 15: Segment Data

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

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Three Months Ended August 2, 2020
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$185,941	$154,711	$21,749	$9,436	$149	$(104)
Cost of services	155,983	130,829	17,805	7,375	78	(104)
Gross margin	29,958	23,882	3,944	2,061	71	—

Selling, administrative and other operating costs	31,245	19,053	3,312	1,117	7,763	—
Restructuring and severance costs	546	335	81	—	130	—
Impairment charges	2,384	1,803	—	—	581	—
Operating income (loss)	(4,217)	2,691	551	944	(8,403)	—
Other income (expense), net	(64)
Income tax provision	556
Net loss	$(4,837)

	Three Months Ended July 28, 2019
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$233,176	$193,641	$28,728	$9,555	$1,856	$(604)
Cost of services	197,528	164,809	24,181	7,053	2,089	(604)
Gross margin	35,648	28,832	4,547	2,502	(233)	—

Selling, administrative and other operating costs	38,395	24,346	4,023	1,382	8,644	—
Restructuring and severance costs	2,017	121	182	—	1,714	—
Impairment charge	79	—	—	—	79	—
Operating income (loss)	(4,843)	4,365	342	1,120	(10,670)	—
Other income (expense), net	(1,049)
Income tax provision	165
Net loss	$(6,057)

	Nine Months Ended August 2, 2020
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$610,982	$510,492	$72,275	$28,550	$539	$(874)
Cost of services	517,360	435,646	60,117	22,212	259	(874)
Gross margin	93,622	74,846	12,158	6,338	280	—

Selling, administrative and other operating costs	106,931	66,905	10,845	4,149	25,032	—
Restructuring and severance costs	2,203	761	192	—	1,250	—
Impairment charges	2,395	1,814	—	—	581	—
Operating income (loss)	(17,907)	5,366	1,121	2,189	(26,583)	—
Other income (expense), net	(2,389)
Income tax provision	774
Net loss	$(21,070)

	Nine Months Ended July 28, 2019
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$738,682	$614,360	$83,803	$27,351	$15,133	$(1,965)
Cost of services	629,078	526,172	70,414	20,157	14,300	(1,965)
Gross margin	109,604	88,188	13,389	7,194	833	—

Selling, administrative and other operating costs	117,144	77,063	11,659	3,941	24,481	—
Restructuring and severance costs	2,800	329	456	68	1,947	—
Impairment charges	426	—	—	—	426	—
Operating income (loss)	(10,766)	10,796	1,274	3,185	(26,021)	—
Other income (expense), net	(3,000)
Income tax provision	671
Net loss	$(14,437)

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

Note Regarding the Use of Non-GAAP Financial Measures

We have provided certain Non-GAAP financial information, which includes adjustments for special items and certain line items on a constant currency basis, as additional information for segment revenue, our consolidated net income (loss) and segment operating income (loss). These measures are not in accordance with, or an alternative for, measures prepared in accordance with generally accepted accounting principles (“GAAP”) and may be different from Non-GAAP measures reported by other companies. Our Non-GAAP measures are generally presented on a constant currency basis, exclude the impact of businesses sold or exited, the impact from the migration of certain clients from a traditional staffing model to a managed service model (“MSP transitions”) as the difference in revenue recognition accounting under each model could be misleading on a comparative period basis, and the elimination of special items. Special items generally include impairments, restructuring and severance costs, as well as certain income or expenses which the Company does not consider indicative of the current and future period performance. We believe that the use of Non-GAAP measures provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations because they permit evaluation of the results of operations without the effect of currency fluctuations or special items that management believes make it more difficult to understand and evaluate our results of operation.

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

As of August 2, 2020, we employed approximately 13,900 people, including 12,800 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate in approximately 60 of our own locations and have an on-site presence in over 50 customer locations. Approximately 88% of our revenue is generated in the United States. Our principal international markets include Europe, Canada and Asia Pacific locations. The industry is highly fragmented and very competitive in all of the markets we serve.

COVID-19

The global spread of COVID-19, which was declared a global pandemic by the World Health Organization ("WHO") on March 11, 2020, has created significant volatility, uncertainty and global macroeconomic disruption. Our business experienced significant changes in revenue trends at the mid-point of our second quarter of fiscal 2020 as market conditions rapidly deteriorated and continued to decline through the beginning of our third quarter of fiscal 2020. During the third quarter of fiscal 2020, revenue has increased sequentially month over month as a result of a combination of existing customers returning to work, expanding business with existing clients and winning new customers.

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

We created a COVID-19 Incident Response Team, comprised of key senior leaders in the organization, to track and manage our COVID-19 activities, including monitoring the most up-to-date developments and safety standards from the Centers for Disease Control and Prevention, WHO, Occupational Safety and Health Administration and other key authorities. All internal and external information and communications relating to our COVID-19 safety protocols, FAQs, and reporting on COVID-19 incidents are managed by this central team. In addition to updating our external website, we actively shared information with clients and employees on how companies and workers can protect themselves via regular emails, conference and video calls and other digital communications. This same team is responsible for the planning of our Return to the Workplace activities. While certain locations remained fully operational throughout the pandemic, other offices have opened on a limited voluntary basis as we began the first phase of our return to work plan. Over the next several months, we intend to begin implementing the next phase of our plan to gradually open offices subject to federal, state and local regulations as well as guidance from the key authorities described above.

The impact on sales has and will vary for each segment based on different levels of COVID-19 related measures enacted across geographies, the varied customer industries we serve, as well as, the quality and capability of the talent provided to successfully work remotely to support the customers’ needs. In our largest segment, North American Staffing, essential businesses represented approximately 80% of the segment's portfolio of business and in our International Staffing segment most of our contractors were able to work from home during the lockdown.

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

Prior to the outbreak of COVID-19, we were focused on reducing our operating expenses and as the impact of the pandemic began to unfold, we took additional measures to manage our costs, including:
•Reduced compensation for the CEO, CFO and members of the Board of Directors
•Managing our cost base through a combination of headcount reductions, furloughs and reduced hours
•Implemented an early halt on all domestic and international travel
•Eliminating most discretionary spending
•Continuing to negotiate reductions of committed spend
•Assessing our real estate footprint, including consolidating and exiting certain leased office locations throughout North America where we can be fully operational and successfully support our clients and business operations remotely
•Temporary suspension of the matching contributions under the Volt Information Sciences, Inc. Savings Plan
In addition, we continue to actively pursue further options to increase financial flexibility.

While our global business environment is and will continue to be in various stages of economic reopening based on local government restrictions, advice from healthcare authorities and public perceptions, we have continued to see a gradual increase in order activity and demand throughout the Company, including certain positive impacts of customers beginning to reopen previously shut down site operations. Although there is still significant uncertainty related to COVID-19, our ability to continue successfully serving our existing customers during this pandemic as well as our agility in responding to immediate and critical demands in new areas has allowed us to mitigate the more significant adverse impacts of this global environment to date.

Long-lived Assets
Long-lived assets primarily consist of right-of-use assets, capitalized software costs, leasehold improvements and office equipment. We review these assets for impairment under Accounting Standards Codification 360 Property, Plant and Equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques.
Due to the economic impact and continued uncertainty related to the COVID-19 pandemic, we began to assess our real estate footprint to evaluate potential opportunities for consolidation and downscaling. In the third quarter of fiscal 2020, certain initial decisions were made resulting in the Company exiting several leased office locations throughout North America by the end of the quarter. The changes in the use of these right-of-use assets triggered an impairment review whereby the undiscounted cash flows of each asset were compared to the current carrying values. The carrying values exceeded the cash flows for all assets which required the Company to subsequently perform a fair value assessment of each asset. Based on the results of this review, the Company recorded an impairment charge of $2.4 million to reduce the carrying value of these assets to their estimated fair value in the third quarter of fiscal 2020.
The adverse impact COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain. In response, we are continuing to assess our real estate rationalization opportunities which may result in future impairment if we exit and/or consolidate additional locations.

Recent Developments

None

Consolidated Results by Segment

	Three Months Ended August 2, 2020
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$185,941	$154,711	$21,749	$9,436	$149	$(104)
Cost of services	155,983	130,829	17,805	7,375	78	(104)
Gross margin	29,958	23,882	3,944	2,061	71	—

Selling, administrative and other operating costs	31,245	19,053	3,312	1,117	7,763	—
Restructuring and severance costs	546	335	81	—	130	—
Impairment charges	2,384	1,803	—	—	581	—
Operating income (loss)	(4,217)	2,691	551	944	(8,403)	—
Other income (expense), net	(64)
Income tax provision	556
Net loss	$(4,837)

	Three Months Ended July 28, 2019
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$233,176	$193,641	$28,728	$9,555	$1,856	$(604)
Cost of services	197,528	164,809	24,181	7,053	2,089	(604)
Gross margin	35,648	28,832	4,547	2,502	(233)	—

Selling, administrative and other operating costs	38,395	24,346	4,023	1,382	8,644	—
Restructuring and severance costs	2,017	121	182	—	1,714	—
Impairment charge	79	—	—	—	79	—
Operating income (loss)	(4,843)	4,365	342	1,120	(10,670)	—
Other income (expense), net	(1,049)
Income tax provision	165
Net loss	$(6,057)

(1) Revenues are primarily derived from Volt Customer Care Solutions business through June 7, 2019.
(2) The majority of intersegment sales results from North American Staffing segment providing resources to Volt Customer Care Solutions business.

Results of Operations Consolidated (Q3 2020 vs. Q3 2019)

Net revenue in the third quarter of fiscal 2020 decreased $47.3 million, to $185.9 million from $233.2 million in the third quarter of fiscal 2019. The net revenue decrease was primarily due to a decrease in our North American Staffing segment of $38.9 million, a decrease in our International Staffing segment of $7.0 million and a decrease in the Corporate and Other category of $1.8 million (related to the exit from our customer care solutions business in June 2019). Excluding $1.7 million of revenue from the customer care solutions business exited during fiscal 2019, $3.4 million related to MSP transitions and the negative impact of foreign currency fluctuations of $0.2 million, net revenue decreased $42.0 million, or 18.4%. While difficult to estimate an exact amount, approximately $43.0 million to $47.0 million of this decline is attributable to the impact of COVID-19 in the form of business shutdowns or reduced hours from some of our customers and remain at home orders from various states and municipalities.
Operating loss in the third quarter of fiscal 2020 decreased $0.6 million, to $4.2 million from $4.8 million in the third quarter of fiscal 2019. Excluding the customer care solutions business exited during fiscal 2019, as well as restructuring and severance costs and impairment charges, operating loss decreased $1.0 million. This decrease in operating loss of $1.0 million was primarily the result of improvements in our North American Staffing segment of $0.3 million and the Corporate and Other category of $0.7 million. These improvements were partially offset by a $0.2 million decrease in the North American MSP segment.

Results of Operations by Segment (Q3 2020 vs. Q3 2019)
Net Revenue
The North American Staffing segment revenue in the third quarter of fiscal 2020 decreased $38.9 million, or 20.1%, to $154.7 million from $193.6 million in the third quarter of fiscal 2019. Excluding $3.4 million in revenue from MSP transitions and $0.1 million in revenue to our customer care solutions business exited in June 2019, adjusted revenue decreased $35.4 million, or 18.6%. While difficult to estimate an exact amount, approximately $42.0 million to $45.0 million of this decline is attributable to the impact of COVID-19 in the form of business shutdowns or reduced hours from some of our customers and remain at home orders from various states and municipalities which was offset by expanding business with existing clients and winning new customers. The decrease was primarily experienced in our light industrial as well as administrative and office job categories.
The International Staffing segment revenue in the third quarter of fiscal 2020 decreased $7.0 million, or 24.3%, to $21.7 million from $28.7 million in the third quarter of fiscal 2019, primarily due to adjustments of work orders related to pending statutory legislation changes in the United Kingdom and decreases in France, partially offset by improvements in Belgium and Singapore. Excluding the negative impact of foreign exchange rate fluctuations of $0.2 million, revenue decreased $6.8 million, or 23.9%.
The North American MSP segment revenue in the third quarter of fiscal 2020 decreased $0.2 million, or 1.2%, to $9.4 million from $9.6 million in the third quarter of fiscal 2019 as COVID-19 headcount reductions in a small number of clients were offset by new business and increased demand in its payroll service business.
The Corporate and Other category revenue in the third quarter of fiscal 2020 decreased $1.8 million, or 92.0%, to $0.1 million from $1.9 million in the third quarter of fiscal 2019 primarily as a result of our exit from the customer care solutions business in the beginning of June 2019.
Cost of Services and Gross Margin
Cost of services in the third quarter of fiscal 2020 decreased $41.5 million, or 21.0%, to $156.0 million from $197.5 million in the third quarter of fiscal 2019. Gross margin as a percent of revenue in the third quarter of fiscal 2020 increased to 16.1% from 15.3% in the third quarter of fiscal 2019. Excluding the customer care solutions business exited in fiscal 2019, margins increased to 16.1% from 15.5%. Our North American Staffing segment margin as a percent of revenue increased primarily due to a $0.7 million positive workers’ compensation claims experience in the third quarter of fiscal 2020 and lower payroll tax rates. Our International Staffing segment margin as a percentage of revenue increased due to the decline in lower-margin business.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the third quarter of fiscal 2020 decreased $7.2 million, or 18.6%, to $31.2 million from $38.4 million in the third quarter of fiscal 2019. The decrease was primarily due to cost reductions and COVID-19 restrictions on travel and working remotely, including $5.4 million in labor and related costs due to lower headcount and lower incentives, $0.7 million in lower travel expenses and smaller declines in consulting fees, facility related costs and supplies. In addition, the third quarter of fiscal 2019 included the amortization of a deferred gain on the sale of real estate of $0.5 million. As a percent of revenue, selling, administrative and other operating costs were 16.8% and 16.5% in the third quarter of fiscal 2020 and 2019, respectively.
Restructuring and Severance Costs
Restructuring and severance costs in the third quarter of fiscal 2020 decreased $1.5 million, to $0.5 million from $2.0 million in the third quarter of fiscal 2019 primarily due to $1.4 million of costs incurred in connection with exiting our customer care solutions business in the third quarter of fiscal 2019.
Impairment Charges
Impairment charges in the third quarter of fiscal 2020 increased $2.3 million, to $2.4 million from $0.1 million in the third quarter of fiscal 2019 primarily due to impairment charges related to consolidating and exiting certain leased office locations throughout North America based on where we can be fully operational and successfully support our clients and business operations remotely.
Other Income (Expense), net
Other expense in the third quarter of fiscal 2020 decreased $0.9 million, to $0.1 million from $1.0 million in the third quarter of fiscal 2019 due to a decrease in non-cash foreign exchange losses primarily on intercompany balances and lower interest expense due to lower rates.

Income Tax Provision
The income tax provisions of $0.6 million and $0.2 million in the third quarter of fiscal 2020 and 2019, respectively, were primarily related to locations outside of the United States.
Consolidated Results by Segment

	Nine Months Ended August 2, 2020
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$610,982	$510,492	$72,275	$28,550	$539	$(874)
Cost of services	517,360	435,646	60,117	22,212	259	(874)
Gross margin	93,622	74,846	12,158	6,338	280	—

Selling, administrative and other operating costs	106,931	66,905	10,845	4,149	25,032	—
Restructuring and severance costs	2,203	761	192	—	1,250	—
Impairment charges	2,395	1,814	—	—	581	—
Operating income (loss)	(17,907)	5,366	1,121	2,189	(26,583)	—
Other income (expense), net	(2,389)
Income tax provision	774
Net loss	$(21,070)

	Nine Months Ended July 28, 2019
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$738,682	$614,360	$83,803	$27,351	$15,133	$(1,965)
Cost of services	629,078	526,172	70,414	20,157	14,300	(1,965)
Gross margin	109,604	88,188	13,389	7,194	833	—

Selling, administrative and other operating costs	117,144	77,063	11,659	3,941	24,481	—
Restructuring and severance costs	2,800	329	456	68	1,947	—
Impairment charges	426	—	—	—	426	—
Operating income (loss)	(10,766)	10,796	1,274	3,185	(26,021)	—
Other income (expense), net	(3,000)
Income tax provision	671
Net loss	$(14,437)

(1) Revenues are primarily derived from Volt Customer Care Solutions business through June 7, 2019.
(2) The majority of intersegment sales results from North American Staffing segment providing resources to Volt Customer Care Solutions business.

Results of Operations Consolidated (Q3 2020 YTD vs. Q3 2019 YTD)

Net revenue in the first nine months of fiscal 2020 decreased $127.7 million, to $611.0 million from $738.7 million in the first nine months of fiscal 2019. The net revenue decrease was primarily due to decreases in our North American Staffing segment of $103.9 million, a decrease in the Corporate and Other category of $14.6 million (related to the exit from our customer care solutions business in June 2019) and a decrease in our International Staffing segment of $11.5 million. Excluding a $14.6 million revenue decline from the customer care solutions business exited during fiscal 2019, a $10.6 million decrease related to MSP transitions and the negative impact of foreign currency fluctuations of $1.1 million, net revenue decreased $101.4 million, or 14.2%. While difficult to estimate an exact amount, approximately $59.0 million to $67.0 million of this decline is attributable to the impact of COVID-19 in the form of business shutdowns or reduced hours from some of our customers and remain at home orders from various states and municipalities.
Operating loss in the first nine months of fiscal 2020 increased $7.1 million, to $17.9 million from $10.8 million in the first nine months of fiscal 2019. Excluding the customer care solutions business exited during fiscal 2019, as well as restructuring and severance costs and impairment charges, operating loss increased $5.8 million. This increase in operating loss of $5.8 million was primarily the result of declines in our North American Staffing segment of $3.2 million, our North American MSP segment of $1.1 million and in the Corporate and Other category of $1.1 million.

Results of Operations by Segment (Q3 2020 YTD vs. Q3 2019 YTD)
Net Revenue
The North American Staffing segment revenue in the first nine months of fiscal 2020 decreased $103.9 million, or 16.9%, to $510.5 million from $614.4 million in the first nine months of fiscal 2019. Excluding $10.8 million in revenue from MSP transitions and $0.7 million in revenue to our customer care solutions business exited in June 2019, adjusted revenue decreased $92.4 million, or 15.3%. While difficult to estimate an exact amount, approximately $58.0 million to $65.0 million of this decline is attributable to the impact of COVID-19 in the form of business shutdowns or reduced hours from some of our customers and remain at home orders from various states and municipalities. In addition, the segment's revenue was impacted by lower demand from certain large customers, partially offset by growth from new and existing customers. The decrease was primarily experienced in our light industrial as well as administrative and office job categories.
The International Staffing segment revenue in the first nine months of fiscal 2020 decreased $11.5 million, or 13.8%, to $72.3 million from $83.8 million in the first nine months of fiscal 2019 primarily due to adjustments of work orders related to pending statutory legislation changes in the United Kingdom and decreases in France partially offset by improvements in Belgium and Singapore. Excluding the negative impact of foreign exchange rate fluctuations of $1.1 million, revenue decreased $10.4 million, or 12.6%.
The North American MSP segment revenue in the first nine months of fiscal 2020 increased $1.2 million, or 4.4%, to $28.6 million from $27.4 million in the first nine months of fiscal 2019 as a result of new business and increased demand in its payroll service business.
The Corporate and Other category revenue in the first nine months of fiscal 2020 decreased $14.6 million, or 96.4%, to $0.5 million from $15.1 million in the first nine months of fiscal 2019 primarily as a result of our exit from the customer care solutions business in the beginning of June 2019.
Cost of Services and Gross Margin
Cost of services in the first nine months of fiscal 2020 decreased $111.7 million, or 17.8%, to $517.4 million from $629.1 million in the first nine months of fiscal 2019. Gross margin as a percent of revenue in the first nine months of fiscal 2020 increased to 15.3% from 14.8% in the first nine months of fiscal 2019. Excluding the customer care solutions business which we exited in June 2019, gross margin as a percent of revenue in the first nine months of fiscal 2020 increased to 15.3% from 15.1% in the first nine months of fiscal 2019. Our North American Staffing segment margin as a percent of revenue increased primarily due to positive workers’ compensation adjustments and lower payroll tax expense as a percent of direct labor offset by other state-mandated benefit costs as a percent of revenue. This was partially offset by a decrease in direct hire revenue in the first nine months of fiscal 2020 and a decline in administrative fee revenue as a result of the exit from our customer care solutions business. Our International Staffing segment margin as a percentage of revenue increased due to the decline in lower-margin business. Our North American MSP segment margin decreased as a result of a higher mix of payroll service revenue and lower margins in the managed service business.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first nine months of fiscal 2020 decreased $10.2 million, or 8.7%, to $106.9 million from $117.1 million in the first nine months of fiscal 2019. The decrease was primarily due to cost reductions and COVID-19 restrictions on travel and working remotely, including $8.7 million in labor and related costs due to lower headcount and incentives, $1.3 million in consulting fees, $0.8 million in travel expenses and smaller declines in facility related costs and supplies. These declines were partially offset by an increase in depreciation expense of $0.8 million. In addition, the first nine months of fiscal 2019 included amortization of a deferred gain on the sale of real estate of $1.5 million and a negative medical claims true-up of $0.3 million. As a percent of revenue, selling, administrative and other operating costs were 17.5% and 15.9% in the first nine months of fiscal 2020 and 2019, respectively.
Restructuring and Severance Costs
Restructuring and severance costs in the first nine months of fiscal 2020 decreased $0.6 million, to $2.2 million from $2.8 million in the first nine months of fiscal 2019. The costs in the first nine months of fiscal 2020 were primarily due to our plan to leverage the global capabilities of our staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location, continued efforts to reduce costs and to offset COVID-19 related revenue losses. In the first nine months of fiscal 2019, restructuring and severance costs primarily included costs incurred in connection with exiting our customer care solutions business in the third quarter of fiscal 2019.

Impairment Charges
Impairment charges in the first nine months of fiscal 2020 increased $2.0 million, to $2.4 million from $0.4 million in the first nine months of fiscal 2019. In the first nine months of fiscal 2020, impairment charges primarily were related to consolidating and exiting certain leased office locations throughout North America based on where we can be fully operational and successfully support our clients and business operations remotely. In the first nine months of fiscal 2019, impairment charges primarily were related to impairment of equipment used in our customer care solutions business.
Other Income (Expense), net
Other expense in the first nine months of fiscal 2020 decreased $0.6 million, to $2.4 million from $3.0 million in the first nine months of fiscal 2019 due to a decrease in interest expense as a result of lower rates and a decrease in non-cash foreign exchange losses primarily on intercompany balances.
Income Tax Provision
The income tax provisions of $0.8 million and $0.7 million in the first nine months of fiscal 2020 and 2019, respectively, were primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from our financing arrangements with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). Borrowing capacity under this arrangement is directly impacted by the level of accounts receivable, which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 15 - 45 day credit terms, with few extenuating exceptions, while our payroll and certain taxes are paid weekly.

We manage our cash flow and related liquidity on a global basis. We fund payroll, taxes and other working capital requirements using cash supplemented as needed from our borrowings. Our weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $15.0 million. We generally target minimum global liquidity to be approximately 1.5 times our average weekly requirements. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements. We believe our cash flow from operations and planned liquidity will be sufficient to meet our cash needs for the next twelve months.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. The Company estimates approximately $23.0 million to $25.0 million of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. In addition, certain state governments have delayed payment of various state payroll taxes for a shorter period of time. State payroll taxes of approximately $5.5 million deferred from the second quarter of fiscal 2020 were paid in the third quarter of fiscal 2020. The Company's payment of approximately $3.5 million of state payroll taxes will be deferred from the third quarter of fiscal 2020 with payments scheduled to begin in the fourth quarter of fiscal 2020.

Capital Allocation

We have prioritized our capital allocation strategy to strengthen our balance sheet and increase our competitiveness in the marketplace. The timing of these capital allocation priorities is highly dependent upon attaining the profitability objectives outlined in our plan and the generation of positive cash flow. We also see this as an opportunity to demonstrate our ongoing commitment to Volt shareholders as we continue to execute on our plan and return to sustainable profitability. Our capital allocation strategy includes the following elements:

•Maintaining appropriate levels of working capital. Our business requires a certain level of cash resources to efficiently execute operations. We estimate the minimum liquidity required to be approximately 1.5 times our weekly cash distributions on a global basis and must accommodate seasonality and cyclical trends;

•Reinvesting in our business. We continue to execute on our company-wide initiative of disciplined reinvestment in our business including new information technology systems, which will support our front-end recruitment and placement capabilities as well as increase efficiencies in our back-office financial suite. We are also investing in our sales and recruiting process and resources, which are critical to drive profitable revenue growth;

•Deleveraging our balance sheet. By lowering our debt level, we will strengthen our balance sheet, reduce interest costs and reduce risk going forward;

Recent Initiatives to Improve Operating Income, Cash Flows and Liquidity

We continue to make progress on several initiatives undertaken to enhance our liquidity position and shareholder value.

On July 19, 2019, we amended and restated the DZ Financing Program, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from originators in the United Kingdom, which added an additional $5.0 - $7.0 million in borrowing availability. This will improve available liquidity allowing us to continue to advance our capital allocation plan and will provide us with additional resources to execute our business strategy.

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

On March 12, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to revise an existing covenant to maintain a Tangible Net Worth (“TNW”), as defined, from $40.0 million to $35.0 million through the Company’s fiscal quarter ending on or about July 31, 2020 and at least $40.0 million in each quarter thereafter. All other terms and conditions remain unchanged.

On June 11, 2020, the Company amended the DZ Financing Program to replace the existing TNW covenant requirement, as defined, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $40.0 million in each quarter thereafter. In addition to this change, the Company elected to reduce the Maximum Facility Amount, as defined, from $115.0 million to $100.0 million to better reflect our asset base level and reduce borrowing costs going forward. All other terms and conditions remain unchanged.

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

As previously discussed, we approved a restructuring plan during the first quarter of fiscal 2020 (the "2020 Plan") as part of our strategic initiative to optimize cost infrastructure. The 2020 Plan will leverage the global capabilities of our staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location. The 2020 Plan affects approximately 125 employees. To date, we incurred a total pre-tax restructuring charge of approximately $1.1 million of severance and benefit costs in the first nine months of fiscal 2020. As a result of the offshoring under the 2020 Plan, along with executing on additional organizational cost savings initiatives during fiscal 2020, we estimate we will realize annualized net savings of approximately $14.0 million.

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

We experienced a decline in the demand for our services in the second half of March 2020 due to the impact of the COVID-19 pandemic. As a result, our operating cash flow increased, and accounts receivable balances decreased as customer collections outpaced sales. This pattern is not sustainable in the event the pandemic continues at resurgence levels or an economic downturn continues for an extended period. However in the third quarter, sales and client payment patterns improved and we expect this trend to continue in the fourth quarter. We will continue to monitor default risks and diligently pursue payments from our customers consistent with original payment terms.
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

At August 2, 2020, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million. Borrowing availability, as defined under the DZ Financing Program, was $5.1 million and global liquidity was $31.2 million at August 2, 2020.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the financial covenants. At August 2, 2020, we were in compliance with all debt covenants. We believe, based on our current outlook, we will continue to be able to meet our financial covenants.

The following table sets forth our cash and global liquidity levels at the end of our last five quarters (in thousands):

Global Liquidity
	July 28, 2019	November 3, 2019	February 2, 2020	May 3, 2020	August 2, 2020
Cash and cash equivalents (a)	$36,031	$28,672	$30,876	$26,223	$30,928

Total outstanding debt	$55,000	$55,000	$55,000	$60,000	$60,000

Cash in banks (b)(c)	$24,224	$19,945	$21,287	$22,876	$26,126
DZ Financing Program	16,416	22,271	11,302	4,202	5,122
Global liquidity	40,640	42,216	32,589	27,078	31,248
Minimum liquidity threshold	15,000	15,000	15,000	15,000	15,000
Available liquidity	$25,640	$27,216	$17,589	$12,078	$16,248

a.Per financial statements.
b.Amount generally includes outstanding checks.
c.Amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of August 2, 2020, the balance in the USB collections account included in the DZ Financing Program availability was $22.0 million.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Nine Months Ended
	August 2, 2020	July 28, 2019
Net cash provided by operating activities	$13,082	$10,161
Net cash used in investing activities	(3,336)	(6,227)
Net cash provided by financing activities	4,595	4,063
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(463)	(633)
Net increase in cash, cash equivalents and restricted cash	$13,878	$7,364

Cash Flows - Operating Activities

The net cash provided by operating activities in the nine months ended August 2, 2020 increased $2.9 million from $10.2 million in the nine months ended July 28, 2019. This increase resulted primarily from an increase in net loss of $6.6 million partially offset by an increase in depreciation and amortization of $6.8 million, an increase in impairment charges of $2.0 million, higher equity compensation of $1.3 million and the absence of the amortization of a $1.5 million gain on sale of leaseback property in the first nine months of fiscal 2020. In addition, there was a $2.8 million decrease in cash provided by operating assets and liabilities, primarily from payment of accounts payable and accrued expenses partially offset by accounts receivable receipts.

Cash Flows - Investing Activities

The net cash used in investing activities in the nine months ended August 2, 2020 was $3.3 million, principally for purchases of property, equipment and software of $3.9 million, partially offset by proceeds of $0.4 million from the sale of property, equipment and software. The net cash used in investing activities in the nine months ended July 28, 2019 was $6.2 million, principally for the purchases of property, equipment and software of $6.3 million.

Cash Flows - Financing Activities

The net cash provided by financing activities in the nine months ended August 2, 2020 was $4.6 million as a result of a $5.0 million net drawdown of borrowing under the DZ Financing Program. The net cash provided by financing activities in the nine months ended July 28, 2019 was $4.1 million primarily due to a $5.0 million net drawdown of borrowings under the DZ Financing Program.
Financing Program

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, that subsidiary may request that DZ Bank make loans from time-to-time to that subsidiary which are secured by liens on those receivables.

On July 19, 2019, we amended and restated our DZ Financing Program, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from originators in the United Kingdom, which added an additional $5.0 - $7.0 million in borrowing availability. All other material terms and conditions of the original agreement remain substantially unchanged.

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

On March 12, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to revise an existing covenant to maintain a Tangible Net Worth (“TNW”), as defined, from $40.0 million to $35.0 million through the Company’s fiscal quarter ending on or about July 31, 2020 and at least $40.0 million in each quarter thereafter. All other terms and conditions remain unchanged.

On June 11, 2020, the Company amended the DZ Financing Program to replace the existing TNW covenant requirement, as defined, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $40.0 million in each quarter thereafter. In addition to this change, the Company elected to reduce the Maximum Facility Amount, as defined, from $115.0 million to $100.0 million to better reflect our asset base level and reduce borrowing costs going forward. All other terms and conditions remain unchanged.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of August 2, 2020, the letter of credit participation was $24.5 million inclusive of $23.3 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain real estate lease agreements.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum TNW, as defined under the DZ Financing Program, of at least $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021 and at least $40.0 million in each quarter thereafter; (2) positive net income in any fiscal year ending after 2020; (3) maximum debt to tangible net worth ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets. as defined under the DZ Financing Program. At August 2, 2020, the Company was in compliance with all debt covenants. At August 2, 2020, there was $5.1 million of borrowing availability, as defined under the DZ Financing Program.

Off-Balance Sheet Arrangements

As of August 2, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At August 2, 2020, we had cash and cash equivalents on which interest income is earned at variable rates. At August 2, 2020, we had a long-term $100.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, net interest expense and other expense are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.1 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.1 million in the first nine months of fiscal 2020.
Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the fiscal period balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect on the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar strengthened relative to many foreign currencies as of August 2, 2020 compared to November 3, 2019. Consequently, stockholders’ equity increased $0.5 million as a result of the foreign currency translation as of August 2, 2020.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of August 2, 2020 would result in an approximate $1.8 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of August 2, 2020 would result in an approximate $1.8 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended August 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The global spread of the coronavirus (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, has created significant volatility, uncertainty and global macroeconomic disruption due to related government actions (including declared states of emergency and quarantine, “shelter in place” or similar orders), non-governmental agency recommendations and public perceptions, and disruption in global economic and labor market conditions. These effects have had an adverse impact on our business, including reduced demand for our services, worker absences, client shutdowns and reduced operations, a reduction in bill rates and a shift of a majority of our workforce to remote operations. Other impacts of the spread of COVID-19 include continued or expanded closures of our clients’ facilities, the possibility our clients will not be able to pay for our services and solutions, or that they will attempt to defer payments owed to us, either of which could materially impact our liquidity.  Further, we may continue to experience adverse financial impacts if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives or otherwise. Additionally, the economic environment may have an adverse effect on the fair market rent of real estate properties which could impact our lease right of use assets especially if market values decline and we may be required to record impairment charges on our assets as a result of these adverse economic conditions.
We currently expect to see a measured increase in demand as the economy reopens over the next months, however the extent of this increase and the potential for subsequent and future decline in business demand from macroeconomics, shelter-in-place orders or other government actions is difficult to predict. As a result of these observed and potential developments, we expect our business, operations and financial results to continue to be negatively affected.
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

VOLT INFORMATION SCIENCES, INC.

Date: September 10, 2020	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: September 10, 2020	By:	/s/ Herbert M. Mueller
Herbert M. Mueller
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 10, 2020	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller and Chief Accounting Officer (Principal Accounting Officer)