Form 10-K
period 2020-11-01
VOLT INFORMATION SCIENCES, INC.
filed 2021-01-14
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 1, 2020

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 3, 2020, there were 21,408,659 shares of common stock outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates as of May 3, 2020 was $13,946,091, calculated by using the closing price of the common stock on such date on the NYSE AMERICAN market of $0.80.
As of January 8, 2021, there were 21,736,575 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent stated herein.

VOLT INFORMATION SCIENCES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 1, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are “forward-looking” statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events of our business and industry in general. The terms “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements. We believe that these factors include, but are not limited to, the following:

•global public health epidemics, including the strain of coronavirus known as COVID-19;
•the loss of major customers;
•cyber-attacks or the improper disclosure of sensitive or confidential employee or customer data;
•turmoil in the financial markets or the inability to fully utilize our credit facility;
•vulnerability of information technology systems to damage and/or interruption;
•failure to keep pace with rapid changes in technology;
•failure or inability to comply with financial covenants;
•inability to retain acceptable insurance coverage limits at a commercially reasonable cost and terms;
•unexpected changes in workers' compensation and other insurance plans;
•contracts with no minimum purchase requirements, or cancellable during the term or both;
•volatility of stock price and related ability of investors to resell their shares at or above the purchase price;
•significant percentage of common stock owned by certain shareholders and their ability to exercise significant influence over the Company;
•potential proxy contest for the election of directors at our annual meeting; and
•New York State law and our Articles of Incorporation and By-laws contain provisions that could make a takeover of the Company more difficult.

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

PART I
ITEM 1.     BUSINESS
Volt Information Sciences, Inc. (the “Company” or “Volt”) is a global provider of staffing services (traditional time and materials-based as well as project-based). Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services and managed staffing services programs supporting primarily administrative and light industrial (commercial) as well as technical, information technology and engineering (professional) positions. Our managed service programs (“MSP”) involve managing the procurement and on-boarding of contingent workers from multiple providers. Through June 2019, when we exited this business, our customer care solutions business specialized in serving as an extension of our customers’ consumer relationships and processes including collaborating with customers, from help desk inquiries to advanced technical support.
The Company was incorporated in New York in 1957. Unless the context otherwise requires, throughout this report, the words “Volt,” “the Company,” “we,” “us” and “our” refer to Volt Information Sciences, Inc. and its consolidated subsidiaries.
Geographic Regions and Segments
Volt operates in approximately 60 of its own locations and has an on-site presence in over 50 customer locations. Approximately 88% of our revenue is generated in the United States where we have employees in nearly all 50 states. Our principal non-U.S. markets include Europe, Asia Pacific and Canada locations. Our global footprint enables us to deliver consistent quality to our large strategic customers that require an established international presence.

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

In June 2019, the Company exited its customer care solutions business, which is currently reported as a part of the Corporate and Other category. This exit allowed the Company to further strengthen its focus on its core staffing business and align its resources to streamline operations, improve cost competitiveness and increase profitability. The Company’s other non-reportable businesses will continue to be combined and disclosed with corporate services under the category Corporate and Other.
Description of the Reportable Segments and Corporate and Other Category
North American and International Staffing Segments
Our two staffing services segments provide workforce management expertise through locations in North America, Europe and Asia Pacific locations. We deliver a broad spectrum of contingent staffing, direct placement, staffing management and other employment services. Our contingent workers are placed on assignment with our customers in a broad range of occupations including manufacturing, assembly, warehousing, industrial, information technology, engineering, pharmaceutical, administrative, call center, accounting and finance.
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
Within our staffing services segments, we refer to customers that require multi-location, coordinated account management and service delivery in multiple skill sets as strategic customers and to customers that are primarily in a single location with sales and delivery handled primarily from a geographically local team and with relatively few headcount on assignment in one or two skill sets as retail customers. We provide traditional staffing services for which we are paid predominantly on a time and materials basis. The contingent staff that we provide often work under the supervision of our customers.
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
Contingent workers are recruited through proprietary internet recruiting sites, independent web-based job search companies and social networking talent communities through which we build and maintain proprietary databases of candidates from which we can fill current and future customer needs. The majority of contingent workers become Volt employees during the period of their assignment and we are responsible for the payment of wages, payroll taxes, workers’ compensation insurance, unemployment insurance and other benefits. Customers will sometimes hire Volt’s contingent workers as their own employees after a period of time, for which we usually receive a fee.
We also provide recruitment and direct placement services of specialists in the accounting, finance, administrative, call center, engineering, information technology, pharmaceutical, manufacturing, assembly and industrial support disciplines. These services are primarily provided on a contingency basis with fees earned only if our customers ultimately hire the candidates.
North American MSP Segment
Our North American MSP segment consists of managing the procurement and on-boarding of contingent workers and a broad range of specialized solutions that includes managing suppliers and providing sourcing and recruiting support, statement of work management, supplier performance measurement, optimization and analysis, benchmarking of spend demographics and market rate analysis, consolidated customer billing and supplier payment management. The workforce placed on assignment through our MSPs is usually provided by third-party staffing providers (“associate vendors”) or through our own staffing services. In most cases, we are only required to pay associate vendors after we receive payment from our customer. Our staffing services businesses also act as a subcontractor or associate vendor to other national providers in their MSPs. Our MSPs are typically administered through the use of vendor management system software (“VMS”) licensed from various VMS providers.
In addition, our North American MSP segment provides payroll service solutions as well as recruitment process outsourcing (RPO) for our customers. With our payroll service solution (also known as referred services), the customer refers an individual to us, we employ the individual and the individual works on an assignment for the customer at the customer’s worksite. We manage and administer the individual’s payroll, payroll taxes, workers’ compensation and benefits.
Corporate and Other Category
Our Corporate and Other category consists of our corporate services and remote hire services business in India, as well as our customer care solutions business through June 2019.
Our corporate services provide entity-wide general and administrative functions that support all of our segments.
Our remote hire services business in India provides skilled resources, technical infrastructure and management for various areas including back-office accounting and administration, as well as software development, engineering, web design, technical support, call center operations, sales and marketing, customer service and research.

Business Strategy

Strategic Priorities
We have built a leadership team of prominent staffing industry veterans to strengthen our sales leadership team with a focus on our sales strategy to enhance financial performance and build a foundation for sustainable growth. This strategy includes the following priorities:

•Organizational Design - To strengthen the focus on sales and delivery performance across a spectrum of service offerings for maximum competitive advantage, we formed the Specialty Solutions Group, Strategic Solutions Group and Global Solutions Group. This design allows Volt to steer its “go-to-market” strategy and performance based on a specialized job segment view as well as transform its delivery models to achieve dedicated focus, enhanced agility for customers’ needs and low-cost delivery benefits.

•Delivery Excellence - Improve talent acquisition and delivery with a more focused, customized, agile delivery approach by integrating recruiting tools to increase our speed to match candidates and to mobilize data analytics to drive strategy around job postings and return on investments. This initiative will continue to evolve based on the needs of our clients and the expectations of candidates in the market.

•Business Optimization - Drive further efficiencies, productivity and cost savings by optimizing technology to drive performance through increased integration of available digital tools, reporting and processes and migrating from manual, customized processes to automated, standard processes. These enhancements should yield meaningful cost savings, a portion of which can then be re-invested into important recruiting and candidate acquisition resources.

•Growth and Expansion - Achieve revenue and margin growth with new and existing client relationships, through realigned sales and delivery efforts. We are re-establishing our sales culture by realigning the sales teams based upon client buying patterns with an emphasis on building client relationships. To further incentivize growth within the sales teams, we overhauled our bonus plans to align with a ‘pay for performance’ structure and we have introduced a higher level of visibility and accountability into the sales culture.
Customers
The Company serves multinational, national and local customers, providing staffing services (traditional time and materials-based as well as project-based) and managed service programs (as well as customer care solutions through June 2019). The Company had no single customer that accounted for more than 10% of consolidated net revenue in fiscal 2020 or 2019. Our top 10 customers, which are not the same in each year, represented approximately 41% and 39% of revenue in fiscal 2020 and 2019, respectively. The loss of one or more of these customers, unless the business is replaced, could have an adverse effect on our results of operations or cash flows.
In fiscal 2020, the International Staffing segment’s revenue included two customers which accounted for approximately 24% and 12% of the total revenue of that segment. The North American MSP segment’s revenue included four customers which accounted for approximately 22%, 14%, 12% and 10% of the total revenue of that segment.
In fiscal 2019, the International Staffing segment’s revenue included three customers which accounted for approximately 15%, 13% and 11% of the total revenue of that segment. The North American MSP segment’s revenue included two customers which accounted for approximately 24% and 11% of the total revenue of that segment.
In both fiscal 2020 and 2019, 88% of our total revenue was from customers in the United States.
Competition
The markets for Volt's staffing services are highly competitive with few barriers to entry. The industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of dollars in annual revenue. In most areas, no single company has a dominant share of the employment services market. The largest companies in the industry collectively represent less than half of all staffing services revenues and there are many smaller companies competing in varying degrees at local levels or in particular market sectors. Dominant leaders in the industry include Adecco, Allegis, Kelly Services, Inc., Manpower Group and Randstad.

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

Seasonality
Our staffing services revenue and operating income are typically lowest in our first fiscal quarter due to the holiday season and are affected by customer facility closures during the holidays (in some cases for up to two weeks) and closures caused by severe weather conditions. The demand for our staffing services typically increases during our third and fourth fiscal quarters when customers increase the use of our administrative and industrial labor during the summer vacation period. The first few months of the calendar year typically have the lowest margins as employer payroll tax contributions restart each year in January. Margins typically increase in subsequent fiscal quarters as annual payroll tax contribution maximums are met, particularly for higher salaried employees.
Employees and Human Capital Resource Management

Volt operates on the fundamental philosophy that people are our most valuable asset as every person who works for us has the potential to impact our success as well as the success of our clients. As a staffing company, identifying quality talent is at the core of everything we do and our success is dependent upon our ability to attract, develop and retain highly qualified employees, both in-house and for our clients. The Company’s core values of integrity, customer centric, ownership, innovation, empowerment, collaborative change and teamwork establish the foundation on which the culture is built and represent the key expectations we have of our employees. We believe our culture and commitment to our employees attract and retain our qualified talent, while simultaneously providing significant value to our Company and its shareholders.

Demographics
As of November 1, 2020, Volt employed approximately 15,600 people, including approximately 14,500 who were on contingent staffing assignments with our clients, and the remainder as full-time in-house employees. The workers on contingent staffing assignments are on our payroll for the length of their assignment with the client.

Diversity and Inclusion

Volt values building diverse teams, embracing different perspectives and fostering an inclusive, empowering work environment for our employees and clients. We have a long-standing commitment to equal employment opportunity as evidenced by the Company’s EEO policy. Of our in house employee population, approximately 70% are women and approximately 40% have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. As part of Volt’s commitment to continued enhancements in this area, we recently launched our Expert Momentum Diversity and Inclusion Program. This program involved the creation of a task force made up of a group of employees from across the organization. The program has established initiatives to strengthen the promotion of workplace diversity for our employees and clients, to create a collaborative environment that promotes authenticity and a culture that celebrates our differences, and embraces a collaborative environment with unique experiences and diverse perspectives. The program’s task force will enhance company-wide engagement on diversity and inclusion, provide education opportunities for our employees, help identify areas for improvement and monitor progress against these initiatives.

Compensation and Benefits

Critical to our success is identifying, recruiting, retaining, and incentivizing our existing and future employees. We strive to attract and retain the most talented employees in the industry by offering competitive compensation and benefits. Our pay-for-performance compensation philosophy is based on rewarding each employee’s individual contributions and striving to achieve equal pay for equal work regardless of gender, race or ethnicity. We use a combination of fixed and variable pay including base salary, bonus, commissions and merit increases which vary across the business. In addition as part of our long-term incentive plan for executives and certain employees, we provide share-based compensation to foster our pay-for-performance culture and to attract, retain and motivate our key leaders.

As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to flexible and convenient medical programs intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer eligible employees dental and vision coverage, health savings and flexible spending accounts, paid time off, employee assistance programs, voluntary short-term and long-term disability insurance and term life insurance. Additionally, we offer a 401(k) Savings Plan and Deferred Compensation Plan to certain employees. Our benefits vary by location and are designed to meet or exceed local laws and to be competitive in the marketplace.

In response to the COVID-19 pandemic, government legislation and key authorities, we implemented changes that we determined were in the best interest of our employees, as well as the communities in which we operate. This included having the majority of our employees work from home for several months, while implementing additional safety measures for employees continuing critical on-site work. We continue to embrace a flexible working arrangement for a majority of our in-house employees, as well as a portion of our contingent workforce where we continue to provide key services to customers remotely.

Commitment to Values and Ethics

Along with our core values, we act in accordance with our Code of Business Conduct and Ethics (“Code of Conduct”), which sets forth expectations and guidance for employees to make appropriate decisions. Our Code of Conduct covers topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information, and reporting Code of Conduct violations. The Code of Conduct reflects our commitment to operating in a fair, honest, responsible and ethical manner and also provides direction for reporting complaints in the event of alleged violations of our policies (including through an anonymous hotline). Our executive officers and supervisors maintain “open door” policies and any form of retaliation is strictly prohibited.

Professional Development and Training

We believe a key factor in employee retention is training and professional development for our talent. We have training programs across all levels of the Company to meet the needs of various roles, specialized skill sets and departments across the Company. We provide compliance education as well as general workplace safety training to our contingent employees and offer OSHA training to key employees and clients. Volt is committed to the security and confidentiality of our employees’ personal information and employs software tools and periodic employee training programs to promote security and information protection at all levels. We utilize certain employee turnover rates and productivity metrics in assessing our employee programs to ensure that they are structured to instill high levels of in-house employee tenure, low levels of voluntary turnover and the optimization of productivity and performance across our entire workforce. Additionally, we have implemented a new performance evaluation program which adopts a modern approach to valuing and strengthening individual performance through on-going interactive progress assessments related to established goals and objectives.

Communication and Engagement

We strongly believe that Volt’s success depends on employees understanding how their work contributes to the Company’s overall strategy. To this end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including: (i) quarterly company-wide CEO update calls; (ii) regular company-wide calls with executives; (iii) frequent email corporate communications and (iv) employee engagement surveys.

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
Copies of our Code of Conduct and other significant corporate documents (our Corporate Governance Guidelines, Nominating/Corporate Governance Committee Charter, Audit Committee Charter, Human Resources and Compensation Committee Charter, Whistleblower Policy, Foreign Corrupt Practices Act Policy, Equal Employment Opportunity Policy, Privacy Policy and Insider Trading Policy) are also available in the Corporate Governance section at our website. Copies are also available without charge upon request to Volt Information Sciences, Inc., 2401 N. Glassell Street, Orange, CA 92865, Attention: Shareholder Relations, or by calling us at 714-921-8800.

ITEM 1A.    RISK FACTORS
Risk Factors
We maintain a risk management program which incorporates assessments by our officers, senior management and board of directors, as periodically updated. The following risks have been identified. You should carefully consider these risks along with the other information contained in this report. The following risks could materially and adversely affect our business and, as a result, our financial condition, results of operations and the market price of our common stock. Other risks and uncertainties not known to us or that we currently do not recognize as material could also materially adversely affect our business and, as a result, our financial condition, results of operations and the market price of our common stock.

Risks Related to the Company’s Industry and Business Environment
Our business, results of operations and financial condition has been and may continue to be adversely impacted by global public health epidemics, including the strain of coronavirus known as COVID-19, and future adverse impacts could be material and difficult to predict

The global spread of the coronavirus (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, has created significant volatility, uncertainty and global macroeconomic disruption due to related government actions (including declared states of emergency and quarantine, “shelter in place” or similar orders), non-governmental agency recommendations and public perceptions and disruption in global economic and labor market conditions. These effects have had, and continue to have, an adverse impact on our business, including reduced demand for our services, worker absences, client shutdowns and reduced operations, a reduction in bill rates and a shift of a majority of our in-house workforce to remote operations. Other impacts of the spread of COVID-19 include continued or expanded closures of our clients’ facilities, the increased possibility our clients will not be able to pay for our services and solutions, or that they will attempt to defer payments owed to us, any of which could materially impact our liquidity. Further, we may continue to experience adverse financial impacts if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives or otherwise. Additionally, adverse changes in economic or operating conditions impacting our estimates and assumptions can result in the impairment of our goodwill or long-lived assets, including our lease right of use assets. A decline in the fair market rent of real estate properties has impacted the amount of impairment charges we are required to record on certain of our lease assets as a result of these adverse economic conditions. In addition, this global pandemic has also resulted in a significant number of new regulations and rules, the cost of compliance and monitoring of which may have a continued impact on our business and existing resources.

Risks Related to the Company’s Capital Structure and Finances
Our credit facility contains financial covenants that may limit our ability to take certain actions
We remain dependent upon our financing agreement which includes certain financial covenants. These covenants could constrain the execution of our business strategy and growth plans. Our ability to continue to meet these financial covenants is not assured. If we default under any of these requirements, our lenders could restrict our ability to access funds in our customer collections account, declare all outstanding borrowings, accrued interest and fees due and payable, or significantly increase the cost of the facility. Under such circumstances, there could be no assurance that we would have sufficient liquidity to repay or refinance the indebtedness at favorable rates or at all. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. As of November 1, 2020, we were in compliance with all covenant requirements, as amended.
Turmoil in the financial markets could limit our ability to fully utilize available credit, which could negatively affect our operations and limit our liquidity
We rely on financing for future working capital, capital expenditures and other corporate purposes. Turmoil in financial markets may create additional risks to our business in the future which may limit our ability to fully utilize available credit provided by our financing program. Volatility in the credit markets or a contraction in the availability of credit or higher borrowing costs due to increasing interest rates may make it more difficult for us to meet our working capital requirements and could have a material adverse effect on our business, results of operations and financial position.

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

Risks Related to the Company’s Operations
The loss of major customers could adversely impact our business
We experience revenue concentration with large customers within certain operating segments, as well as concentrations of interrelated customers. Although we have no customer that represents over 10% of our consolidated revenues, there are customers that exceed 10% of revenues within both the International Staffing and North American MSP segments. The deterioration of the financial condition or significant change to the business or staffing model of these customers or multiple customers in a similar industry, or similar customers that are interdependent could have a material adverse effect on our business, financial condition and results of operations.
Our results of operations and ability to grow may be negatively affected if we are not able to keep pace with rapid changes in technology
The Company’s success depends on our ability to keep pace with rapid technological changes in the development, implementation and operation of our services and solutions. We must innovate and evolve our services and products to satisfy customer requirements, attract talent and remain competitive. There can be no assurance that we will be able to foresee changes needed to identify, develop and commercialize innovative and competitive services and products in a timely and cost-effective manner to achieve customer acceptance in markets characterized by rapidly changing technology and frequent new product and service introductions.
Unexpected changes in workers’ compensation and other insurance plans may negatively impact our financial condition

We purchase workers’ compensation insurance through mandated participation in certain state funds and the experience-rated premiums in these state plans relieve the Company of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a paid loss deductible casualty insurance program for losses exceeding specified deductible levels. We are financially responsible for losses below the specified deductible limits.
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
Many of our contracts provide no minimum purchase requirements, are cancellable during the term, or both
In our staffing services business, most of our contracts, even those with multi-year terms, provide no assurance of any minimum amount of revenue and under many of these contracts we still must compete for each individual placement or project. In addition, many of our contracts contain cancellation provisions under which the customer can cancel the contract at any time or on relatively short notice, even if we are not in default under the contract. Therefore, these contracts do not provide the assurances that typical long-term contracts often provide and are inherently uncertain with respect to the amount of revenues and earnings we may realize.

Risks Related to the Company’s Information Technology, Cybersecurity and Data Protection
We could incur liabilities, or our reputation could be damaged, from a cyber-attack or improper disclosure or loss of sensitive or confidential company, employee, associate, candidate or client data, including personal data
Our business involves the use, storage and transfer of certain information about our full-time and contingent employees, customers and other individuals. We rely upon multiple information technology systems and networks, some of which are web-based or managed by third parties, to process, transmit and store electronic information and to manage or support a variety of critical business processes and activities. This information contains sensitive or confidential employee and customer data, including personally identifiable information. The secure and consistent operation of these systems, networks and processes is critical to our business operations. Our systems and networks have been, and will continue to be, the target of cyber-attacks, computer viruses, worms, phishing attacks, malicious software programs and other cyber-security incidents that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of our customers’ or employees’ sensitive and personal data. Successful cyber-attacks or other data breaches, as well as risks associated with compliance with applicable data privacy laws, could harm our reputation, divert management attention and resources, increase our operating expenses due to the employment of consultants and third-party experts and the purchase of additional infrastructure and/or subject us to legal liability, resulting in increased costs and loss of revenues.
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
We rely extensively on our information technology systems which are vulnerable to damage and interruption
We rely on information technology networks and systems, including the Internet and cloud services, to process, transmit and store electronic and financial information, manage a variety of business processes and activities and comply with regulatory, legal and tax requirements. We depend on our information technology infrastructure for digital marketing activities, collection and retention of customer data, employee information and for electronic communications among our locations, personnel, customers and suppliers around the world. While we take various precautions and have enhanced controls around our systems, our information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Our sales, financial condition and results of operations may be materially and adversely affected and we could experience delays in reporting our financial results, if our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner.

Risks Related to Our Common Stock
Our stock price has experienced volatility and, as a result, investors may not be able to resell their shares at or above the price they paid for them
Our stock price may fluctuate as a result of a variety of factors, including:
•our failure to meet the expectations of the investment community or our estimates of our future results of operations;
•industry trends and the business success of our customers;
•loss of one or more key customers;
•strategic moves by our competitors, such as product or service announcements or acquisitions;
•regulatory developments;
•litigation;
•general economic conditions;
•other domestic and international macroeconomic factors unrelated to our performance; and
•any of the other previously noted risk factors.
The stock market has experienced and is likely to experience in the future, volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations, as well as our relatively low daily trading volume, may also adversely affect the market price of our common stock.
Certain shareholders, whose interests may differ from those of other shareholders, own a significant percentage of our common stock and may be able to exercise significant influence over Volt
Ownership of a significant amount of our outstanding common stock is concentrated among certain shareholders, including related family members and certain funds. Although there can be no assurance as to how these shareholders will vote, if they were to vote in the same manner, certain combinations of such persons might be able to control or materially influence the outcome of advisory votes or matters requiring shareholder approval. The interests or motivations of such individual shareholders may not align with those of our shareholders generally.
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
New York State law, our Articles of Incorporation and By-laws contain provisions that could make corporate ownership changes at Volt more difficult
Certain provisions of New York State law and our articles of incorporation and by-laws could have the effect of delaying or preventing a third party from acquiring Volt, even if a change in control would be beneficial to our shareholders.
The provisions of the New York Business Corporation Law, to which we are subject, require the affirmative vote of the holders of two-thirds of all of our outstanding shares entitled to vote to adopt a plan of merger or consolidation between us and another entity or to approve any sale, lease, exchange or other disposition of all or substantially all of our assets not made in the ordinary course of business. Accordingly, our substantial shareholders, if they were to act together, could prevent approval of such transactions even if such transactions are in the best interest of our other shareholders.

In addition, our articles of incorporation and by-laws provide:

•an advance notice requirement for shareholder proposals and director nominees;
•that removal of directors shall only be for cause; and
•that vacancies on the Board of Directors be filled for the unexpired term by a majority vote of the remaining directors then in office.

General Risk Factors
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

We are dependent upon the quality of our human capital
Our operations are dependent upon our ability to attract and retain skilled personnel, for temporary assignments and projects, as well as internally, including in the areas of maintenance and protection of our systems. The availability of such skilled personnel is dependent upon a number of economic and demographic conditions. We may, in the future, find it difficult or costlier to hire such personnel in the face of competition from our competitors, which could directly impact our gross margins and overall results of operations.
In addition, variations in the unemployment rate and higher wages sought by contingent workers in certain technical fields that continue to experience labor shortages could affect our ability to meet our customers’ demands in these fields and adversely affect our results of operations.
We are subject to employment–related claims, commercial indemnification claims and other claims and losses that could have a material adverse effect on our business
Our staffing services business employs or engages individuals on a contingent basis and places them in a customer’s workplace. Our ability to control the customer’s workplace is limited and we risk incurring liability to our employees for injury (which can result in increased workers’ compensation costs) or other harm that they suffer in the scope of employment at the customer’s workplace or while under the customer’s control.
Additionally, we risk liability to our customers for the actions or inactions of our employees, including those individuals employed on a contingent basis that may cause harm to our customers or other employees. Such actions may be the result of errors and omissions in the application of laws, rules, policies and procedures, discrimination, retaliation, negligence or misconduct on the part of our employees, damage to customer facilities or property due to negligence, criminal activity and other similar claims. In some cases, we must indemnify our customers for certain acts of our employees and certain customers have negotiated broad indemnification provisions. We may also incur fines, penalties and losses that are not covered by insurance or negative publicity with respect to these matters. There can be no assurance that the policies and procedures we have in place will be effective or that we will not experience losses due to such risks. In addition, we may face claims related to violations of wage and hour regulations, Fair Credit Reporting Act violations, discrimination, harassment, negligence or misconduct by our employees and claims relating to the misclassification of independent contractors, among other types of claims.
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
The United Kingdom’s (“U.K.”) referendum to exit from the European Union (“E.U.”) will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition
As a result of a referendum in June 2016, the U.K. withdrew from the E.U. (“Brexit”) on January 31, 2020. It began a transition period in which to negotiate a new trading relationship for goods and services that ended on December 31, 2020. During the time since the June 2016 referendum, there have been periods of significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the U.K. On December 24, 2020, the U.K. and E.U. announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. We are currently in the process of evaluating our own risks and uncertainty related to ascertain what financial, trade, regulatory and legal implications this new Brexit trade deal could have on our U.K. and European business operations. This uncertainty also includes the impact on our customers’ business operations and capital planning as well as the overall impact on the staffing industry. While we have not experienced any direct material financial impact since the 2016 referendum, we cannot predict its future implications, however Brexit and its related effects could result in a negative impact on our consolidated financial position and results of operations.
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

•create new or additional regulations that mandate additional requirements or prohibit or restrict the types of services that we currently provide;
•change regulations in ways that cause short-term disruption or impose costs to comply;
•impose new or additional employment costs that we may not be able to pass on to customers or that could cause customers to reduce their use of our services;
•require us to obtain additional licenses; or
•increase taxes (especially payroll and other employment-related taxes) or enact new or different taxes payable by the providers or users of services such as those offered by us, thereby increasing our costs, some of which we may not be able to pass on to customers or that could cause customers to reduce their use of our services especially in our staffing services, which could adversely impact our results of operations or cash flows.
From time to time, the staffing industry has come under criticism from unions, works councils, regulatory agencies and other constituents that maintain that labor and employment protections, such as wage and benefits regulations, are subverted when customers use contingent staffing services. Our business is dependent on the continued acceptance of contingent staffing arrangements as a source of flexible labor for our customers. If attitudes or business practices in some locations change due to pressure from organized labor, political groups or regulatory agencies, it could have a material adverse effect on our business, results of operations and financial condition. In some of our foreign markets, new and proposed regulatory activity, including the pending off-payroll working rules (IR35 legislation) in Europe, may impose additional requirements and costs, which could have an adverse effect on our contingent staffing business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

Our corporate headquarters is located in approximately 200,000 square feet at 2401 N. Glassell Street, Orange, California 92865. We currently operate out of approximately 50,000 square feet of that space after our recent real estate rationalization initiatives. Operations from this location are primarily corporate functions, as well as our North American Staffing and North American MSP segments. The lease on this facility expires in 2031.
We lease space in approximately 70 other facilities, excluding month-to-month leases, each of which consists of less than 20,000 square feet. The Company’s leases expire at various times from 2021 until 2031.
At times, we have leased space that we no longer require for our own business and sublease to others when favorable business terms can be achieved based on the specific attributes of each lease. We believe that our facilities are adequate for our presently anticipated uses and we are not dependent upon any individual leased premises.
For additional information pertaining to lease commitments, see our Note 2 Leases in our Consolidated Financial Statements.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

As the Company is a “smaller reporting company,” for the annual period ending November 1, 2020, it is not required to provide the performance graph under Item 201(e) of Regulation S-K.
Our common stock is traded on the NYSE AMERICAN under the symbol “VOLT”. Prior to September 9, 2019, our common stock was traded on the NYSE AMERICAN under the symbol “VISI”. The following table sets forth, for the periods indicated, the high and low sales prices or the high and low bid quotations for our common stock for the fiscal years ended November 1, 2020 and November 3, 2019. The over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Period		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020	High	$3.10	$2.51	$1.71	$1.74
	Low	$2.28	$0.68	$0.70	$1.12
2019	High	$3.70	$5.00	$4.84	$4.64
	Low	$2.15	$3.67	$4.15	$2.76
On January 8, 2021, there were 235 holders of record of our common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.
Dividends

Cash dividends have not been declared or paid for the two years ended November 1, 2020 and through the date of this report.
Issuer Purchases of Equity Securities

There were no shares purchased in the fourth quarter of fiscal 2020.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended November 1, 2020, November 3, 2019 and October 28, 2018. The data below should be read in conjunction with, and is qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and notes thereto. The financial information presented may not be indicative of our future performance.
Volt Information Sciences, Inc. and Subsidiaries
Selected Financial Data

For the year ended, (in thousands, except per share data)	November 1, 2020	November 3, 2019	October 28, 2018
	52 weeks	53 weeks	52 weeks
STATEMENT OF OPERATIONS DATA
Net revenue	$822,055	$997,090	$1,039,170
Operating loss	$(29,369)	$(9,833)	$(28,407)
Net loss	$(33,587)	$(15,186)	$(32,685)
PER SHARE DATA:
Basic:
Net loss	$(1.56)	$(0.72)	$(1.55)
Weighted average number of shares	21,507	21,119	21,051
Diluted:
Net loss	$(1.56)	$(0.72)	$(1.55)
Weighted average number of shares	21,507	21,119	21,051

(in thousands)	November 1, 2020	November 3, 2019	October 28, 2018

BALANCE SHEET DATA
Cash and cash equivalents	$38,550	$28,672	$24,763
Working capital	$101,756	$89,352	$104,171
Total assets	$241,845	$218,004	$236,696
Long-term debt, excluding current portion	$60,000	$55,000	$50,000
Total stockholders’ equity	$27,874	$36,189	$50,499
Note - Cash dividends were not declared or paid during the above periods.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Note Regarding the Use of Non-GAAP Financial Measures

We have provided certain Non-GAAP financial information, which includes adjustments for special items and certain line items on a constant currency basis, as additional information for segment revenue, our consolidated net income (loss) and segment operating income (loss). These measures are not in accordance with, or an alternative for, measures prepared in accordance with generally accepted accounting principles (“GAAP”) and may be different from Non-GAAP measures reported by other companies. Our Non-GAAP measures are generally presented on a constant currency basis, and exclude (i) the impact of businesses sold or exited, (ii) the impact from the migration of certain clients from a traditional staffing model to a managed service model (“MSP transitions”) and (iii) the elimination of special items. Special items generally include impairments, restructuring and severance costs, as well as certain income or expenses which the Company does not consider indicative of the current and future period performance. We believe that the difference in revenue recognition accounting under each model of the MSP transitions could be misleading on a comparative period basis. We further believe that the use of Non-GAAP measures provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations because they permit evaluation of the results of operations without the effect of currency fluctuations or special items that management believes make it more difficult to understand and evaluate our results of operations.

Segments

Our reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) North American MSP. All other business activities that do not meet the criteria to be reportable segments are aggregated with corporate services under the category Corporate and Other. Our reportable segments have been determined in accordance with our internal management structure, which is based on operating activities. We evaluate business performance based upon several metrics, primarily using revenue and segment operating income as the primary financial measures. We believe segment operating income provides management and investors a measure to analyze operating performance of each business segment against historical and competitors’ data, although historical results, including operating income, may not be indicative of future results as operating income is highly contingent on many factors including the state of the economy, competitive conditions and customer preferences.

We allocate all support-related costs to the operating segments except for costs not directly relating to our operating activities such as corporate-wide general and administrative costs. These costs are not allocated to individual operating segments because we believe that doing so would not enhance the understanding of segment operating performance and such costs are not used by management to measure segment performance.

We report our segment information in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 280, Segment Reporting (“ASC 280”), aligning with the way the Company evaluates its business performance and manages its operations.

In June 2019, the Company exited its customer care solutions business, which was reported as a part of the Corporate and Other category. This exit allowed the Company to further strengthen its focus on its core staffing business and align its resources to streamline operations, improve cost competitiveness and increase profitability. The Company’s other non-reportable businesses will continue to be combined and disclosed with corporate services under the category Corporate and Other.

Overview

We are a global provider of staffing services (traditional time and materials-based as well as project-based). Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services and managed staffing services programs supporting primarily administrative and light industrial (commercial) as well as technical, information technology and engineering (professional) positions. Our managed service programs (“MSP”) involves managing the procurement and on-boarding of contingent workers from multiple providers. Through June 2019, when we exited this business, our customer care solutions business specialized in serving as an extension of our customers’ consumer relationships and processes including collaborating with customers, from help desk inquiries to advanced technical support.

As of November 1, 2020, we employed approximately 15,600 people, including 14,500 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate in approximately 60 of our own locations and have an on-site presence in over 50 customer locations. Approximately 88% of our revenue is generated in the United States. Our principal international markets include Europe, Asia Pacific and Canada locations. The industry is highly fragmented and very competitive in all of the markets we serve.

COVID-19 and Our Response

The global spread of COVID-19, which was declared a global pandemic by the World Health Organization (“WHO”) on March 11, 2020, has created significant volatility, uncertainty and global macroeconomic disruption. Our business experienced significant changes in revenue trends at the mid-point of our second quarter of fiscal 2020 as market conditions rapidly deteriorated and continued to decline through the beginning of our third quarter of fiscal 2020. During the second half of fiscal 2020, revenue has increased sequentially month over month as a result of a combination of existing customers returning to work, expanding business with existing customers and winning new customers.

Beginning in mid-March 2020 and continuing throughout the year, a number of countries and U.S. federal, state and local governments issued stay-at-home orders requiring persons who were not engaged in essential activities and businesses as defined in those specific orders to remain at home. Many other countries and jurisdictions without stay-at-home orders required nonessential businesses to close or otherwise reduce operations and capacity. Our first priority, with regard to the COVID-19 pandemic, was to ensure the health and safety of our employees, clients, suppliers and others with whom we partner in our business activities to continue our business operations in this unprecedented business environment. Our business was largely converted to a remote in-house workforce and remained open as we provided key services to essential businesses, both remotely and onsite at our customers’ locations.

We created a COVID-19 Incident Response Team comprised of key senior leaders in the organization, to track and manage our COVID-19 activities, including monitoring the most up-to-date developments and safety standards from the Centers for Disease Control and Prevention, WHO, Occupational Safety and Health Administration and other key authorities. All internal and external information and communications relating to our COVID-19 safety protocols, FAQs and reporting on COVID-19 incidents are managed by this central team. In addition to updating our external website, we actively shared information via regular emails, conference and video calls and other digital communications with clients and employees on how companies and workers can protect themselves during this time. While certain locations remained fully operational throughout the pandemic, other offices have opened on a limited voluntary basis. We continue to monitor the environment to determine whether to close offices, reduce capacity or change required mitigation measures based on federal, state and local regulations as well as guidance from the key authorities described above.

The impact on sales has varied for each segment based on different levels of COVID-19 related measures enacted across geographies, the diverse customer industries we serve, as well as the quality and capability of the talent provided to successfully work remotely to support the customers’ needs. In our largest segment, North American Staffing, essential businesses represented approximately 80% of the segment’s portfolio of business and in our International Staffing segment most of our contractors were able to work from home during the lockdown.

We shifted our sales approach to include a response to the pandemic and secured new business wins in opportunities that arose as a direct result of COVID-19. These work orders included making face shields and masks to help protect our healthcare professionals, requests to meet the needs of additional cleaning requirements and safety protocols, as well as expanding into other COVID-19 impacted industries. Our focus on sales and recruitment has shifted to be centered around businesses that are actively hiring in the current environment and these COVID-19 specific opportunities remained available throughout 2020 and may remain in some form into 2021 until a vaccine is available and widely distributed.

Prior to the outbreak of COVID-19, we were focused on reducing our operating expenses and as the impact of the pandemic began to unfold, we took additional measures to manage our costs, including:

•Reduced compensation for the CEO, CFO and members of the Board of Directors
•Managed our cost base through a combination of headcount reductions, furloughs and reduced hours
•Implemented an early halt on all domestic and international travel
•Eliminated most discretionary spending
•Continued to negotiate reductions of committed spend
•Assessed our real estate footprint, including consolidating and exiting certain leased office locations throughout North America where we can be fully operational and successfully support our clients and business operations remotely

•Temporarily suspended the matching contributions under the Volt Information Sciences, Inc. Savings Plan

In addition, we continue to actively pursue further options to increase financial flexibility.

While our global business environment is and will continue to operate in various stages of economic turbulence, we have continued to see a gradual increase in order activity and demand throughout the Company, including certain positive impacts of customers reopening previously shut down site operations. Although there is still significant uncertainty related to COVID-19, our ability to continue successfully serving our existing customers during this pandemic as well as our agility in responding to immediate and critical demands in new areas has allowed us to mitigate the more significant adverse impacts of this global environment to date.
Recent Developments

On December 17, 2020, the Company amended its long-term accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2023 to January 25, 2024, and extend the Facility Maturity Date, as defined in the DZ Financing Program, from July 25, 2023 to July 25, 2024; (2) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020 to any fiscal year ending after 2021; (3) replace the existing Tangible Net Worth (“TNW”) covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; and (4) revise the eligibility threshold for the receivables of a large North American Staffing customer from 5% of eligible receivables to 8%, which will increase our overall availability under the Program by $1.0 - $3.0 million. All other terms and conditions of the DZ Financing Program remain substantially unchanged.

Consolidated Results of Operations and Financial Highlights (Fiscal 2020 (52 weeks) vs. Fiscal 2019 (53 weeks))
Results of Operations by Segment (Fiscal 2020 (52 weeks) vs. Fiscal 2019 (53 weeks))

	Year Ended November 1, 2020
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Elimination
Net revenue	$822,055	$689,095	$95,308	$37,915	$674	$(937)
Cost of services	694,204	586,255	79,087	29,471	328	(937)
Gross margin	127,851	102,840	16,221	8,444	346	—

Selling, administrative and other operating costs	137,666	85,776	14,484	5,370	32,036	—
Restructuring and severance costs	2,641	883	338	—	1,420	—
Impairment charges	16,913	1,859	—	—	15,054	—
Operating income (loss)	(29,369)	14,322	1,399	3,074	(48,164)	—
Other income (expense), net	(3,173)
Income tax provision	1,045
Net loss	$(33,587)

	Year Ended November 3, 2019
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Elimination (2)
Net revenue	$997,090	$830,947	$114,377	$39,010	$15,320	$(2,564)
Cost of services	844,527	708,824	95,552	28,324	14,391	(2,564)
Gross margin	152,563	122,123	18,825	10,686	929	—

Selling, administrative and other operating costs	157,052	103,437	15,422	5,595	32,598	—
Restructuring and severance costs	4,656	719	510	68	3,359	—
Impairment charges	688	4	—	—	684	—
Operating income (loss)	(9,833)	17,963	2,893	5,023	(35,712)	—
Other income (expense), net	(4,375)
Income tax provision	978
Net loss	$(15,186)
(1) Revenues are primarily derived from Volt Customer Care Solutions business through June 2019.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions business.

Results of Operations Consolidated (Fiscal 2020 (52 weeks) vs. Fiscal 2019 (53 weeks))
Net revenue in fiscal 2020 decreased $175.0 million, or 17.6%, to $822.1 million from $997.1 million in fiscal 2019, including the impact of fiscal 2020 consisting of 52 weeks while fiscal 2019 consisted of 53 weeks. The revenue decline was primarily due to decreases in our North American Staffing segment of $141.8 million, our International Staffing segment of $19.1 million and the Corporate and Other category of $14.6 million (related to the exit from our customer care solutions business in June 2019). Excluding the impact on net revenue of the 53rd week in fiscal 2019 of approximately $18.9 million, $14.6 million in revenue from a business exited last year, $14.1 million related to MSP transitions and negative foreign currency fluctuations of $0.1 million, net revenue decreased $127.6 million, or 13.4%. While difficult to accurately estimate the exact amount, approximately $90.0 million to $105.0 million of this decline is attributable to the impact of COVID-19 in the form of business shutdowns or reduced hours from some of our customers and remain at home orders from various states and municipalities.
Operating loss in fiscal 2020 increased $19.6 million, or 198.7%, to $29.4 million from $9.8 million in fiscal 2019 primarily due to higher impairment charges in fiscal 2020 and the additional week in fiscal 2019. Excluding the business exited last year, the impact of the additional week in fiscal 2019, as well as restructuring and severance costs and impairment charges, operating loss in fiscal 2020 increased $4.7 million, or 90.8%. This increase in operating loss of $4.7 million was primarily due to lower results in our North American MSP segment of $1.8 million, our International Staffing segment of $1.4 million and our North American Staffing segment of $0.9 million.

Results of Continuing Operations by Segments (Fiscal 2020 (52 weeks) vs. Fiscal 2019 (53 weeks))
Net Revenue
The North American Staffing segment revenue decreased $141.8 million, or 17.1%, to $689.1 million in fiscal 2020 from $830.9 million in fiscal 2019. Excluding the impact of the 53rd week in fiscal 2019 of approximately $15.8 million, $14.4 million in revenue from MSP transitions and revenue from our customer care solutions business exited in June 2019 of $0.7 million, revenue decreased $110.9 million, or 13.9% in fiscal 2020. While difficult to accurately estimate the exact amount, approximately, $90.0 million to $100.0 million of this decline is attributable to the impact of COVID-19 in the form of business shutdowns or reduced hours from some of our customers and remain at home orders from various states and municipalities. In addition, the segment's revenue was impacted by lower demand from certain larger customers, partially offset by growth from new and existing customers. The decrease was primarily experienced in our light industrial, information technology, as well as administrative and office job categories.
The International Staffing segment revenue decreased $19.1 million, or 16.7%, to $95.3 million in fiscal 2020 from $114.4 million in fiscal 2019. Excluding the negative impact of foreign currency fluctuations of $0.1 million and the impact of the 53rd week in fiscal 2019 of approximately $2.2 million, International Staffing revenue decreased by $17.0 million, or 15.1%, primarily due to adjustments to work orders related to statutory legislation changes in the United Kingdom and decreases in France, partially offset by improvements in Belgium and Singapore.
The North American MSP segment revenue decreased $1.1 million, or 2.8%, to $37.9 million in fiscal 2020 from $39.0 million in fiscal 2019. Excluding the 53rd week in fiscal 2019 of approximately $0.9 million partially offset by $0.4 million in revenue from MSP transitions, revenue decreased $0.5 million, or 1.4%. The decrease was primarily the result of the completion of one project in fiscal 2019 and the impact of COVID-19 on headcount in a small number of clients partially offset by increased demand in their payroll service business.
The Corporate and Other category revenue decreased $14.6 million, or 95.6%, to $0.7 million in fiscal 2020 from $15.3 million in fiscal 2019 primarily as a result of our exit from the customer care solutions business in the beginning of June 2019.
Cost of Services and Gross Margin

Cost of services in fiscal 2020 decreased $150.3 million, or 17.8%, to $694.2 million from $844.5 million in fiscal 2019. Excluding the impact on cost of services of the 53rd week and a business exited in fiscal 2019 of approximately $29.6 million, cost of services in fiscal 2020 decreased $120.7 million, or 14.8%. This decrease is primarily due to the 13.4% decline in adjusted revenue partially offset by improvements in gross margin as a percent of revenue.

Gross margin as a percent of revenue in fiscal 2020 increased to 15.6% from 15.3% in fiscal 2019. Excluding the customer care solutions business which we exited in June 2019 and the additional week in fiscal 2019, gross margin as a percentage of revenue in fiscal 2020 increased to 15.6% from 15.4% in fiscal 2019. Our North American Staffing segment margin as a percent of revenue increased primarily due to higher positive workers’ compensation adjustments and claims development and lower payroll tax expense as a percent of direct labor offset by other state-mandated benefit costs as a percent of revenue. In addition, the impact of COVID-19 resulted in lower non-billable expenses. This was partially offset by a decrease in direct hire revenue in fiscal 2020 and a decline in administrative fee revenue as a result of the exit from our customer care solutions business. Our International Staffing segment margin as a percentage of revenue increased due to the decline in lower-margin business. Our North American MSP segment margin decreased as a result of a higher mix of payroll service revenue and lower margins in the managed service business.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in fiscal 2020 decreased $19.4 million, or 12.3%, to $137.7 million from $157.1 million in fiscal 2019. Excluding the impact on selling, administrative and other operating costs of the 53rd week in fiscal 2019 of approximately $2.6 million, selling, administrative and other operating costs in fiscal 2020 decreased $16.8 million, or 10.9%. The decrease was primarily due to cost reductions and COVID-19 restrictions on travel and working remotely, including $12.3 million in labor and related costs primarily due to lower headcount, $2.0 million in lower non-capitalized professional fees, $1.2 million in facility related costs and $1.2 million in travel expenses. In addition, other professional fees decreased by $1.4 million in fiscal 2020 and fiscal 2019 included amortization of a deferred gain on the sale of real estate of $1.9 million. As a percent of revenue, these costs were 16.7% and 15.8% in fiscal years 2020 and 2019, respectively.

Restructuring and Severance Costs
Restructuring and severance costs in fiscal 2020 decreased $2.1 million to $2.6 million from $4.7 million in fiscal 2019. The costs in fiscal 2020 were primarily due to our continued efforts to reduce costs and to offset COVID-19 related revenue losses. This included our plan to leverage the global capabilities of our staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location.
In October 2018, the Company approved a restructuring plan (the “2018 Plan”) based on an organizational and process redesign intended to optimize the Company's strategic growth initiatives and overall business performance. The costs in fiscal 2019 primarily included $2.1 million of severance and lease termination costs in connection with exiting our customer care solutions business, $1.0 million incurred under the 2018 Plan and $0.9 million incurred in accordance with the separation agreement with our former Chief Financial Officer. The remaining $0.7 million of restructuring and severance costs were from other restructuring actions taken by the Company as part of its continued efforts to reduce costs and achieve operational efficiency.
Impairment Charges
Impairment charges in fiscal 2020 increased $16.2 million to $16.9 million from $0.7 million in fiscal 2019. In fiscal 2020, impairment charges were primarily related to consolidating and exiting certain leased office locations throughout North America based on where we can be fully operational and successfully support our clients and business operations remotely. In fiscal 2019, impairment charges were primarily related to the impairment of equipment used in our customer care solutions business and previously purchased software.
Other Income (Expense), net
Other expense in fiscal 2020 decreased $1.2 million, or 27.5%, to $3.2 million from $4.4 million in fiscal 2019 due to a decrease in interest expense as a result of lower rates and a decrease in non-cash foreign exchange losses primarily on intercompany balances.
Income Tax Provision
Income tax provision of $1.0 million in both fiscal 2020 and 2019, respectively, was primarily related to locations outside of the United States.
Liquidity and Capital Resources

Our primary source of liquidity is cash flows from operations and proceeds from our financing arrangements with DZ Bank. Borrowing capacity under these arrangements is directly impacted by the level of accounts receivable, which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 15 - 45 day credit terms, with few extenuating exceptions, while our payroll and certain taxes are paid weekly.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. As a result, $26.2 million of employer payroll tax payments were deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. In addition, certain state governments have delayed payment of various state payroll taxes for a shorter period of time. State payroll taxes of approximately $3.5 million deferred from the third quarter of fiscal 2020 were paid in the fourth quarter of fiscal 2020. The Company's payment of approximately $4.1 million of state payroll taxes will be deferred from the fourth quarter of fiscal 2020 with payments scheduled to begin in the first quarter of fiscal 2021.

Capital Allocation

We have prioritized our capital allocation strategy to strengthen our balance sheet and increase our competitiveness in the marketplace. The timing of these initiatives is highly dependent upon attaining the profitability objectives outlined in our plan. We also see this as an opportunity to demonstrate our ongoing commitment to Volt shareholders as we continue to execute on our plan and return to sustainable profitability. Our capital allocation strategy includes the following elements:

•Maintaining appropriate levels of working capital. Our business requires a certain level of cash resources to efficiently execute operations. We estimate the amount to be 1.5 times our weekly cash distributions on a global basis and must accommodate seasonality and cyclical trends;

•Reinvesting in our business. We continue to execute on our company-wide initiative of disciplined reinvestment in our business including updating new information systems, which will support our front-end recruitment and placement capabilities as well as increase efficiencies in our back-office financial suite. We are also investing in our sales and recruiting process, which are critical to drive profitable growth;

•Deleveraging our balance sheet. By lowering our debt level, we will strengthen our balance sheet, reduce interest costs and reduce risk going forward.

Initiatives to Improve Operating Income, Cash Flows and Liquidity

We continue to make progress on several initiatives undertaken to enhance our liquidity position and shareholder value.

On July 19, 2019, we amended and restated the DZ Financing Program, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from an originator in the United Kingdom, which added $5.0 - $7.0 million in borrowing availability. This allowed us to continue to advance our capital allocation plan and will provide us with additional resources to execute our business strategy.

On January 14, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2021 to January 25, 2023 and extend the Facility Maturity Date, as defined in the DZ Financing Program, from July 25, 2021 to July 25, 2023; and (2) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020. All other terms and conditions remain unchanged.

On March 12, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to revise an existing covenant to maintain a TNW, as defined in the DZ Financing Program, from $40.0 million to $35.0 million through the Company’s fiscal quarter ending on or about July 31, 2020 and at least $40.0 million in each quarter thereafter. All other terms and conditions remain unchanged.

On June 11, 2020, the Company amended the DZ Financing Program to replace the existing TNW covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $40.0 million in each quarter thereafter. In addition to this change, the Company elected to reduce the Maximum Facility Amount, as defined in the DZ Financing Program, from $115.0 million to $100.0 million to better reflect our asset base level and reduce borrowing costs going forward. All other terms and conditions remain unchanged.

On October 2, 2020 the Company amended the DZ Financing Program to replace the existing TNW covenant requirement, as defined, in the DZ Financing Program, to a minimum TNW of $25.0 million for the Company’s fiscal quarter ending on or about October 31, 2021 and $40.0 million in each quarter thereafter. All other terms and conditions remain unchanged.

On December 17, 2020, the Company amended the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2023 to January 25, 2024, and extend the Facility Maturity Date, as defined in the DZ Financing Program, from July 25, 2023 to July 25, 2024; (2) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020 to any fiscal year ending after 2021; (3) replace the existing TNW covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; and (4) revise the eligibility threshold for the receivables of a large North American Staffing customer from 5% of eligible receivables to 8%, which will increase our overall availability under the Program by $1.0 - $3.0 million. All other terms and conditions remain substantially unchanged.

As of November 1, 2020, we have significant tax benefits including federal net operating loss carryforwards of $212.0 million, U.S. state NOL carryforwards of $230.0 million, international NOL carryforwards of $10.3 million and federal tax credits of $54.7 million, which are fully reserved with a valuation allowance which we will be able to utilize against future profits. As of November 1, 2020, the U.S. federal NOL carryforwards will expire at various dates beginning in 2031 (with some indefinite), the U.S. state NOL carryforwards expire at various dates beginning in 2021 (with some indefinite), the international NOL carryforwards expire at various dates beginning in 2021 (with some indefinite) and federal tax credits expire between 2021 and 2040.

As previously discussed, we approved a restructuring plan during the first quarter of fiscal 2020 (the “2020 Plan”) as part of our strategic initiative to optimize cost infrastructure. The 2020 Plan leverages the global capabilities of our staffing operations based in Bangalore, India by offshoring a significant number of strategically identified roles to this location. The 2020 Plan affected approximately 125 employees. To date, we incurred a total pre-tax restructuring charge of approximately $1.2 million of severance and benefit costs in fiscal 2020. As a result of the offshoring under the 2020 Plan, along with executing on additional organizational cost savings initiatives during fiscal 2020, we estimate we will realize annualized net savings of approximately $14.0 million.

Liquidity Outlook and Further Considerations

As previously noted, our primary sources of liquidity are cash flows from operations and proceeds from our financing arrangement. Both operating cash flows and borrowing capacity under our financing arrangement is directly related to the levels of accounts receivable generated by our businesses. Our level of borrowing capacity under the DZ Financing Program increases or decreases in tandem with any increases or decreases in accounts receivable based on revenue fluctuations, among other factors.

We experienced a decline in the demand for our services in the second half of March 2020 due to the impact of the COVID-19 pandemic. As a result, our operating cash flow increased and accounts receivable balances decreased as customer collections outpaced sales. This pattern is not sustainable in the event the pandemic continues at resurgence levels or an economic downturn continues for an extended period. However, we experienced improved client payment patterns in the second half of fiscal 2020 and we expect this trend to continue in fiscal 2021. We will continue to monitor default risks and diligently pursue payments from our customers consistent with original payment terms.
Many governments in countries and territories in which we do business have announced that certain payroll, income and other tax payments may be deferred without penalty for a certain period of time as well as providing other cash flow related relief packages. We have determined that we will qualify for the payroll tax deferral which allows us to delay payment of the employer portion of payroll taxes and we are evaluating whether we qualify for certain employment tax credits. If we qualify for such credits, the credits will be treated as government subsidies which will offset related operating expenses. At this time, we do not anticipate this to be material. We continue to actively monitor these relief packages to take advantage of all of those which are available to us.

At November 1, 2020, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million, borrowing availability, as defined in the DZ Financing Program, of $2.8 million and global liquidity of $39.0 million.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including financial covenants. At November 1, 2020, we were in compliance with all debt covenants, as defined in the DZ Financing Program. We believe, based on our 2020 Plan, we will continue to be able to meet our financial covenants under the amended DZ Financing Program.

The following table sets forth our cash and global liquidity levels at the end of our last fiscal five quarters:

Global Liquidity
	November 3, 2019	February 2, 2020	May 3, 2020	August 2, 2020	November 1, 2020
Cash and cash equivalents (a)	$28,672	$30,876	$26,223	$30,928	$38,550

Total outstanding debt	$55,000	$55,000	$60,000	$60,000	$60,000

Cash in banks (b) (c)	$19,945	$21,287	$22,876	$26,126	$36,218
DZ Financing Program	22,271	11,302	4,202	5,122	2,828
Global liquidity	42,216	32,589	27,078	31,248	39,046
Minimum liquidity threshold	15,000	15,000	15,000	15,000	15,000
Available liquidity	$27,216	$17,589	$12,078	$16,248	$24,046

a.Per financial statements.
b.    Amount generally includes outstanding checks.
c.    Amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of November 1, 2020, the balance in the USB collections account included in the DZ Financing Program availability was $11.0 million.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	For the Year Ended
(in thousands)	November 1, 2020	November 3, 2019
Net cash provided by operating activities	$18,154	$7,368
Net cash used in investing activities	(4,629)	(8,842)
Net cash provided by financing activities	4,580	3,899
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(116)	(525)
Net increase in cash and cash equivalents	$17,989	$1,900

Fiscal Year Ended November 1, 2020 compared to the Fiscal Year Ended November 3, 2019
Cash Flows – Operating Activities

The net cash provided by operating activities in fiscal 2020 was $18.2 million, an increase of $10.8 million from fiscal 2019. This increase resulted primarily from the $18.4 million increase in net loss in fiscal 2020 which was offset by non-cash adjustments including increases in impairment charges of $16.2 million, amortization of operating lease assets of $7.6 million, amortization of a gain on sale leaseback of property of $1.9 million in fiscal 2019, increases in share-based compensation of $1.2 million and depreciation expense of $1.0 million. In addition, the change in operating assets and liabilities included a $9.6 million increase in accounts payable and accrued expenses, partially offset by a $8.4 million decrease in accounts receivable.
Cash Flows – Investing Activities
The net cash used in investing activities in fiscal 2020 was $4.6 million, principally from the purchases of property, equipment and software of $5.3 million primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools partially offset by $0.4 million of proceeds from the sale of property, equipment and software. The net cash used in investing activities in fiscal 2019 was $8.8 million, principally from the purchases of property, equipment and software of $9.1 million primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools.

Cash Flows – Financing Activities

The net cash provided by financing activities in fiscal 2020 was $4.6 million principally from a $5.0 million increase in net borrowing under the DZ Financing Program, partially offset by the payment of debt issuance costs of $0.3 million related to the DZ Financing Program. The net cash provided by financing activities in fiscal 2019 was $3.9 million principally from a $5.0 million increase in net borrowing under the DZ Financing Program, partially offset by the payment of debt issuance costs of $0.8 million related to the DZ Financing Program.
Financing Program

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, we may request that DZ Bank make loans from time to time to the Company that are secured by liens on those receivables.

On July 19, 2019, the Company amended and restated the DZ Financing Program, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from an originator in the United Kingdom, which added $5.0 - $7.0 million in borrowing availability. All other material terms and conditions of the original agreement remained substantially unchanged.

On January 14, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2021 to January 25, 2023; (2) extend the Facility Maturity Date, as defined in the DZ Financing Program, from July 25, 2021 to July 25, 2023; and (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020. All other terms and conditions remain unchanged.

On March 12, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to revise an existing covenant to maintain a TNW, as defined in the DZ Financing Program, from $40.0 million to $35.0 million through the Company’s fiscal quarter ending on or about July 31, 2020 and at least $40.0 million in each quarter thereafter. All other terms and conditions remain unchanged.

On June 11, 2020, the Company amended the DZ Financing Program to replace the existing TNW covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and at least $40.0 million in each quarter thereafter. In addition to this change, the Company elected to reduce the Maximum Facility Amount, as defined in the DZ Financing Program, from $115.0 million to $100.0 million to better reflect our asset base level and reduce borrowing costs going forward. All other terms and conditions remain unchanged.

On October 2, 2020 the Company amended the DZ Financing Program to replace the existing TNW covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $25.0 million for the Company’s fiscal quarter ending on or about October 31, 2021 and $40.0 million in each quarter thereafter. All other terms and conditions remain unchanged.

On December 17, 2020, the Company amended the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2023 to January 25, 2024, and extend the Facility Maturity Date, as defined in the DZ Financing Program, from July 25, 2023 to July 25, 2024; (2) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020 to require the Company to maintain positive net income in any fiscal year ending after 2021; (3) replace the existing TNW covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; and (4) revise the eligibility threshold for the receivables of a large North American Staffing customer from 5% of eligible receivables to 8%, which will increase our overall availability under the Program by $1.0 - $3.0 million. All other terms and conditions remain substantially unchanged.

Loan advances may be made under the DZ Financing Program through January 25, 2024 and all loans will mature no later than July 25, 2024. Loans will accrue interest (i) with respect to loans that are funded through the issuance of commercial paper notes, at the CP rate and (ii) otherwise, at a rate per annum equal to adjusted LIBOR. The CP rate will be based on the rates paid by the applicable lender on notes it issues to fund related loans. Adjusted LIBOR is based on LIBOR for the applicable interest period and the rate prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirements with respect to Eurocurrency funding. If an event of default occurs, all loans shall bear interest at a rate per annum equal to the prime rate (the federal funds rate plus 3%) plus 2.5%.

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of November 1, 2020, the letter of credit participation was $24.5 million inclusive of $23.3 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain real estate lease agreements.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum TNW, as defined in the DZ Financing Program, of $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021, $25.0 million in each quarter thereafter; (2) positive net income in any fiscal year ending after 2021; (3) maximum debt to TNW ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined in the DZ Financing Program. At November 1, 2020, there was $2.8 million of borrowing availability, as defined, and the Company was in compliance with all debt covenants, as amended.

Off-Balance Sheet Arrangements

As of November 1, 2020, we issued letters of credit against our DZ Financing Program totaling $24.5 million including $23.3 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain lease agreements.

As of November 3, 2019, we issued letters of credit against our DZ Financing Program totaling $24.2 million including $22.8 million for the Company’s casualty insurance program, $1.2 million for the security deposit required under certain lease agreements and $0.2 million for the Company’s corporate credit card program.

As of November 1, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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
Goodwill

We perform our annual impairment test for goodwill during the second quarter of the fiscal year and when a triggering event occurs between annual impairment tests. When testing goodwill, the Company has the option to first assess qualitative factors for reporting units that carry goodwill. International Staffing is the only segment which carries goodwill. The qualitative assessment includes assessing the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. These events and circumstances include macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. We may also consider recent valuations of the reporting unit, including the magnitude of the difference between the most recent fair value estimate and the carrying value, as well as both positive and adverse events and circumstances and the extent to which each of the events and circumstances identified may affect the comparison of a reporting unit’s fair value with its carrying value. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

When a qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a one-step approach (“Step 1”) under Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying

the Test for Goodwill Impairment. In conducting our goodwill impairment testing, we compare the fair value of the reporting unit with goodwill to the carrying value, using various valuation techniques including income (discounted cash flow) and market approaches. The Company believes the blended use of both approaches compensates for the inherent risk associated with using either one on a stand-alone basis and this combination is indicative of the factors a market participant would consider when performing a similar valuation.

Our fiscal 2020 test performed in the second quarter used significant assumptions including expected revenue and expense growth rates, forecasted capital expenditures, working capital levels and a discount rate of 15.0%. Under the market-based approach, significant assumptions included relevant comparable company earnings multiples including the determination of whether a premium or discount should be applied to those comparables. During the second quarter of fiscal 2020, it was determined that no adjustment to the carrying value of goodwill of $5.2 million was required, as our Step 1 analysis resulted in the fair value of the reporting unit exceeding its carrying value. There were no triggering events since the annual goodwill impairment assessment that caused the Company to perform an interim impairment assessment.
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
Due to the economic impact and continued uncertainty related to the COVID-19 pandemic, we began to assess our real estate footprint to evaluate potential opportunities for consolidation and downscaling. During the second half of fiscal 2020, the Company made decisions that impacted several leased office locations throughout North America, triggering impairment reviews which resulted in impairment charges of $16.1 million to reduce the carrying value of these assets to their estimated fair value.
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
Realization of deferred tax assets is dependent upon reversals of existing taxable temporary differences, taxable income in prior carryback years and future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. We have a three-year cumulative loss position which is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance we can place on projected taxable income to support the recovery of the deferred tax assets. A valuation allowance has been recognized due to the uncertainty of realization of our loss carryforwards and other deferred tax assets. Management believes that the remaining deferred tax assets are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction-by-jurisdiction basis.
Casualty Insurance Program
We purchase workers’ compensation insurance through mandated participation in certain state funds and the experience-rated premiums in these state plans relieve us of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a paid loss deductible casualty insurance program for losses exceeding specified deductible levels and we are financially responsible for losses below the specified deductible limits. The casualty program is secured by a letter of credit against the DZ Financing Program of $23.3 million as of November 1, 2020.
We recognize expenses and establish accruals for amounts estimated to be incurred, both reported and not yet reported, policy premiums and related legal and other claims administration costs. We develop estimates for claims as well as claims incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Depending on the policy year, adjustments to final expected paid amounts are determined through the ultimate life of the claim.
Medical Insurance Program
We are self-insured for a portion of our medical benefit programs for our employees. Eligible contingent staff on assignment with customers are offered medical benefits through a fully insured program administered through a third party. Employees contribute a portion of the cost of these medical benefit programs.
To limit exposure on a per claimant basis for the self-insured medical benefits, the Company purchases stop-loss insurance. Our retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected claims based on statistical analysis of historical data.
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
Accounts Receivable
We make ongoing estimates relating to the collectability of our trade accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance for uncollectible accounts receivable, we make judgments on a customer-by-customer basis based on the customer’s current financial situation, such as bankruptcies and other difficulties collecting amounts billed. Losses from uncollectible accounts have not exceeded our allowance historically. As we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to Selling, administrative and other operating costs in the period in which we made such a determination.
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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At November 1, 2020, we had cash and cash equivalents on which interest income is earned at variable rates. At November 1, 2020, we had a long-term $100.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by a minimal amount or a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by a minimal amount in fiscal 2020.

Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Singapore Dollar, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). The U.S. dollar strengthened relative to many foreign currencies as of November 1, 2020 compared to November 3, 2019. Consequently, stockholders’ equity increased by $0.3 million as a result of the foreign currency translation as of November 1, 2020.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of November 1, 2020 would result in an approximate $1.9 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of November 1, 2020 would result in an approximately $1.9 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the pages following this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of November 1, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of November 1, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Annual Report on Form 10-K does not include an audit report on internal control over financial reporting by the Company’s registered public accounting firm. The Company’s internal control over financial reporting was not subject to audit by the Company’s registered public accounting firm pursuant to the SEC’s Exchange Act Rule 12b-2 that permits the Company to provide only management’s assessment report for the year ended November 1, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting which occurred during the fiscal quarter ended November 1, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations of Internal Control
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of internal controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous - Available Information” in the Company’s Proxy Statement for our 2021 Annual Meeting of Shareholders (the “Proxy Statement”) or in an amendment to this Annual Report, which information is incorporated herein by reference.

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

10.6*	2015 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed February 29, 2016; File No. 001-9232)

10.7
Lease Agreement, dated February 25, 2016, by and between Glassell Grand Avenue Partners, LLC and Volt Information Sciences, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2016; File No. 001-9232)

10.8*
Volt Information Sciences, Inc. Deferred Compensation and Supplemental Savings Plan, amended and restated effective June 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2016 filed June 9, 2016; File No. 001-9232)

10.9*
Volt Information Sciences, Inc. Annual Incentive Plan, effective September 7, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016 filed September 9, 2016; File No. 001-9232)

10.10*
Employment Agreement, dated as of June 12, 2017, between the Company and Leonard Naujokas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2017; File No. 001-09232)

10.11*
Volt Information Sciences, Inc. Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2018; File No. 001-9232)

10.12*
Volt Information Sciences, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 19, 2018; File No. 001-9232)

10.13*
Employment Agreement, dated December 4, 2018, between the Company and Linda Perneau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 6, 2018; File No. 001-9232)

10.14*	2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed February 22, 2019; File No. 001-9232)

10.15*
Amended and Restated Employment Agreement by and between Volt Information Sciences, Inc. and Lori M. Schultz, dated as of June 25, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2019; File No. 001-9232)

10.16
Amended and Restated Receivables Loan and Security Agreement, dated as of July 19, 2019, by and among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-9232)

10.17
Amended and Restated Receivables Purchase and Sale Agreement, dated as of July 19, 2019, among Volt Management Corp. and P/S Partner Solutions, Ltd., as originators, Volt Information Sciences, Inc. and Volt Funding II, LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-9232)

10.18
Receivables Purchase and Sale Agreement, dated as of July 19, 2019, among Volt Consulting Group Limited and Volt Europe Limited, as originators, Volt Information Sciences, Inc. and Volt Funding II, LLC, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-9232)

10.19
Amended and Restated Limited Guaranty, dated as of July 19, 2019, by Volt Information Sciences, Inc. in favor of DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-9232)

10.20*
Employment Agreement by and between Volt Information Sciences, Inc. and Herbert M. Mueller, effective as of August 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 14, 2019; File No. 001-9232)

10.21*
Volt Information Sciences, Inc. Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2019; File No. 001-9232)

10.22*
Volt Information Sciences, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2019; File No. 001-9232)

10.23*
Volt Information Sciences, Inc. Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2019; File No. 001-9232)

10.24*
Volt Information Sciences, Inc. Form of Director Deferred Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2019; File No. 001-9232)

10.25*
Amendment to Employment Agreement, dated November 4, 2019, between Nancy Avedissian and Volt Informations Sciences, Inc. (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2019 filed January 16, 2020; File No. 001-9232)

10.26*
Amendment to Employment Agreement, dated December 30, 2019, between Linda Perneau and Volt Informations Sciences, Inc. (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2019 filed January 16, 2020; File No. 001-9232)

10.27
Amendment No. 1, dated January 14, 2020, to the Amended and Restated Receivables Loan and Security Agreement. dated July 19, 2019 by and among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2019 filed January 16, 2020; File No. 001-9232)

10.28
Amendment No. 2 dated March 12, 2020 to the Amended and Restated Receivables Loan and Security Agreement dated as of July 19, 2019, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed March 13, 2020; File No. 001-9232)

10.29
Amendment No. 3 dated June 11, 2020 to the Amended and Restated Receivables Loan and Security Agreement dated as of July 19, 2019, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, thelenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZBANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed June 17, 2020; File No. 001-9232)

10.30
Amendment No. 4 dated October 2, 2020 to the Amended and Restated Receivables Loan and Security Agreement, dated as of July 19, 2019, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 7, 2020; File No. 001-9232)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.

Date: January 13, 2021	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2021	By:	/s/ Herbert M. Mueller
Herbert M. Mueller
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 13, 2021	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller and Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2021	By:	/s/ William J. Grubbs
William J. Grubbs
Chairman of the Board

Date: January 13, 2021	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2021	By:	/s/ Celia R. Brown
Celia R. Brown
Director

Date: January 13, 2021	By:	/s/ Nick S. Cyprus
Nick S. Cyprus
Director

Date: January 13, 2021	By:	/s/ Bruce G. Goodman
Bruce G. Goodman
Director

Date: January 13, 2021	By:	/s/ Arnold Ursaner
Arnold Ursaner
Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Volt Information Sciences, Inc. and subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries (the Company) as of November 1, 2020 and November 3, 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 1, 2020 and November 3, 2019 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842) and the related amendments.

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
January 13, 2021

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended
	November 1, 2020	November 3, 2019
NET REVENUE	$822,055	$997,090
Cost of services	694,204	844,527
GROSS MARGIN	127,851	152,563

Selling, administrative and other operating costs	137,666	157,052
Restructuring and severance costs	2,641	4,656
Impairment charges	16,913	688
OPERATING LOSS	(29,369)	(9,833)

OTHER INCOME (EXPENSE), NET
Interest income	78	274
Interest expense	(2,297)	(3,156)
Foreign exchange gain (loss), net	(85)	(612)
Other income (expense), net	(869)	(881)
TOTAL OTHER INCOME (EXPENSE), NET	(3,173)	(4,375)

LOSS BEFORE INCOME TAXES	(32,542)	(14,208)
Income tax provision	1,045	978
NET LOSS	$(33,587)	$(15,186)

PER SHARE DATA:
Basic:
Net loss	$(1.56)	$(0.72)
Weighted average number of shares	21,507	21,119
Diluted:
Net loss	$(1.56)	$(0.72)
Weighted average number of shares	21,507	21,119
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended
	November 1, 2020	November 3, 2019
NET LOSS	$(33,587)	$(15,186)
Other comprehensive income (loss):
Foreign currency translation adjustments net of taxes of $0 and $0, respectively	343	269
COMPREHENSIVE LOSS	$(33,244)	$(14,917)
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share amounts)

	November 1, 2020	November 3, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,550	$28,672
Restricted cash	17,883	9,772
Short-term investments	2,853	3,022
Trade accounts receivable, net of allowances of $219 and $117, respectively	121,916	135,950
Other current assets	7,058	7,252
TOTAL CURRENT ASSETS	188,260	184,668
Property, equipment and software, net	22,167	25,890
Right of use assets - operating leases	25,107	—
Other assets, excluding current portion	6,311	7,446
TOTAL ASSETS	$241,845	$218,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$18,357	$21,507
Accounts payable	31,221	36,341
Accrued taxes other than income taxes	12,983	11,244
Accrued insurance and other	15,908	24,654
Operating lease liabilities	7,144	—
Income taxes payable	891	1,570
TOTAL CURRENT LIABILITIES	86,504	95,316
Accrued payroll taxes and other, excluding current portion	29,988	12,029
Operating lease liabilities - excluding current portion	38,232	—
Deferred gain on sale of real estate, excluding current portion	—	20,270
Income taxes payable, excluding current portion	90	289
Deferred income taxes	3	17
Long-term debt, net	59,154	53,894
TOTAL LIABILITIES	213,971	181,815
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000.00 shares; Issued - 23,738,003; Outstanding - 21,729,400 and 21,367,821, respectively	2,374	2,374
Paid-in capital	79,937	77,688
Retained deficit	(29,793)	(10,917)
Accumulated other comprehensive loss	(6,458)	(6,801)
Treasury stock, at cost; 2,008,603 and 2,370,182 shares, respectively	(18,186)	(26,155)
TOTAL STOCKHOLDERS’ EQUITY	27,874	36,189
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,845	$218,004
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)

	Common Stock $0.10 Par Value		Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT OCTOBER 28, 2018	23,738,003	$2,374	$79,057	$9,738	$(7,070)	$(33,600)	$50,499
Effect of new accounting principle	—	—	—	426	—	—	426
Net loss	—	—	—	(15,186)	—	—	(15,186)
Share-based compensation	—	—	499	—	—	—	499
Issuance of common stock	—	—	(1,868)	(5,895)	—	7,445	(318)
Other comprehensive income	—	—	—	—	269	—	269
BALANCE AT NOVEMBER 3, 2019	23,738,003	$2,374	$77,688	$(10,917)	$(6,801)	$(26,155)	$36,189
Effect of new accounting principle	—	—	—	22,216	—	—	22,216
Net loss	—	—	—	(33,587)	—	—	(33,587)
Share-based compensation	—	—	1,736	—	—	—	1,736
Issuance of common stock	—	—	513	(7,505)	—	7,969	977
Other comprehensive income	—	—	—	—	343	—	343
BALANCE AT NOVEMBER 1, 2020	23,738,003	$2,374	$79,937	$(29,793)	$(6,458)	$(18,186)	$27,874
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	November 1, 2020	November 3, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,587)	$(15,186)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	7,981	6,955
Operating lease asset amortization	7,611	—
Release of doubtful accounts and sales allowances	(13)	(245)
Unrealized foreign currency exchange loss	621	510
Impairment charges	16,913	688
(Gain) loss on dispositions of property, equipment and software	(287)	14
Amortization of gain on sale leaseback of property	—	(1,944)
Deferred income tax benefit	(11)	(88)
Share-based compensation expense	1,736	499
Change in operating assets and liabilities:
Trade accounts receivable	14,057	22,472
Other assets	1,209	432
Accounts payable	(5,166)	2,839
Accrued expenses and other liabilities	7,897	(9,712)
Income taxes	(807)	134
Net cash provided by operating activities	18,154	7,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	822	391
Purchases of investments	(582)	(221)
Proceeds from sales of property, equipment and software	399	41
Purchases of property, equipment and software	(5,268)	(9,053)
Net cash used in investing activities	(4,629)	(8,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(15,000)	(20,000)
Draw-down on borrowings	20,000	25,000
Debt issuance costs	(343)	(783)
Withholding tax payment on vesting of restricted stock awards	(77)	(318)
Net cash provided by financing activities	4,580	3,899

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(116)	(525)

Net increase in cash, cash equivalents and restricted cash	17,989	1,900

Cash, cash equivalents and restricted cash, beginning of year	38,444	36,544
Cash, cash equivalents and restricted cash, end of year	$56,433	$38,444

Cash paid during the year:
Interest	$2,297	$3,156
Income taxes	$1,979	$1,194

Reconciliation of cash, cash equivalents and restricted cash
Current assets:
Cash and cash equivalents	$38,550	$28,672
Restricted cash	17,883	9,772
Cash, cash equivalents and restricted cash, end of the period	$56,433	$38,444
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020

NOTE 1: Summary of Business and Significant Accounting Policies

We are a global provider of staffing services (traditional time and materials-based as well as project-based). Our staffing services consist of workforce solutions that include providing contingent workers, personnel recruitment services and managed staffing services programs supporting primarily administrative and light industrial (commercial) as well as technical, information technology and engineering (professional) positions. Our managed service programs (“MSP”) involve managing the procurement and on-boarding of contingent workers from multiple providers. Through the time of our exit from the customer care solutions business in June 2019, we served as an extension of our customers’ consumer relationships and processes including collaborating with customers, from help desk inquiries to advanced technical support.

Our complementary businesses offer customized talent and supplier management solutions to a diverse client base. Volt services global industries including aerospace, automotive, banking and finance, consumer electronics, information technology, insurance, life sciences, manufacturing, media and entertainment, pharmaceutical, software, telecommunications, transportation and utilities. The Company was incorporated in New York in 1957. The Company’s stock was traded on the NYSE AMERICAN under the symbol “VISI” until September 6, 2019. As of September 9, 2019, the Company’s stock was traded on the NYSE AMERICAN under the symbol “VOLT”.
(a)Fiscal Year
The Company’s fiscal year ends on the Sunday nearest October 31st. The fiscal year 2020 consisted of 52 weeks and fiscal 2019 consisted of 53 weeks.
(b)Consolidation
The consolidated financial statements include the accounts of the Company and all subsidiaries over which the Company exercises control. All intercompany balances and transactions have been eliminated in consolidation.
(c)Use of Estimates
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
(d)Revenue Recognition

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020

Refer to Note 3, Revenue Recognition for the revenue policies related to each specific transaction type.
(e)Expense Recognition
Cost of Services

Cost of services consists primarily of contingent worker payroll, related employment taxes and benefits and the cost of facilities used by contingent workers in fulfilling assignments and projects for staffing services customers, including reimbursable costs. Indirect costs are included in Selling, administrative and other operating costs in the Consolidated Statements of Operations. The Cost of services differ from the cost included within Selling, administrative and other operating costs in that they arise specifically and directly from the actions of providing staffing services to customers.
Gross margin is calculated as revenue less cost of services.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs primarily relate to the Company’s selling and administrative efforts, as well as the indirect costs associated with providing services.
(f)Comprehensive Income (Loss)
Comprehensive income (loss) is the net income (loss) of the Company combined with other changes in stockholders’ equity not involving ownership interest changes. The Company recognizes foreign currency translation as comprehensive income (loss).
(g)Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
(h)Short-Term Investments and Related Deferred Compensation, Net
The Company has a nonqualified deferred compensation and supplemental savings plan that permits eligible employees to defer a portion of their compensation. The employee compensation deferral is invested in short-term investments corresponding to the employees’ investment selections, primarily mutual funds, which are held in a trust and are reported at current market prices. The liability associated with the nonqualified deferred compensation and supplemental savings plan consists of participant deferrals and earnings thereon and is reflected as a current liability within Accrued compensation in an amount equal to the fair value of the underlying short-term investments held in the plan. Changes in asset values result in offsetting changes in the liability as the employees realize the rewards and bear the risks of their investment selections.
(i)Property, Equipment and Software, Net
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
As of November 1, 2020
long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds the fair value.
(j)Leases

The Company adopted Accounting Standards Codification (“ASC”) 842, Leases in the first quarter of fiscal 2020. As such, the Company implemented new accounting policies and recognized assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Refer to Note 2: Leases for a description of the accounting policies.
(k)Goodwill
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
(l)Income Taxes
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
(m)Share-Based Compensation
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
As of November 1, 2020
(n)Foreign Currency
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
(o)Fair Value Measurement
In accordance with ASC 820, Fair Value Measurements (“ASC 820”), the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
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
The Company uses this framework for measuring fair value and disclosures about fair value measurement. The Company uses fair value measurements in areas that include: impairment testing using level 3 inputs for goodwill, right-of-use (“ROU”) assets as well as other long-lived assets; share-based compensation arrangements and financial instruments. The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, restricted cash, accounts receivable and accounts payable, approximated their fair values due to the short-term nature of these instruments. The fair value of the long-term debt is based on the interest rates the Company believes it could obtain for borrowings with similar terms and is classified as a Level 2 in the fair value hierarchy.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.
(p)Legal and Other Contingencies
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
(q)Concentrations of Credit Risk
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
As of November 1, 2020
(r)Restructuring and Severance Costs
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
(s)Earnings (Loss) Per Share
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
(t)Treasury Stock
The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of Stockholders’ Equity. In determining the cost of the treasury shares when either sold or issued, the Company uses the FIFO (first-in, first-out) method. If the proceeds from the sale of the treasury shares are greater than the cost of the shares sold, the excess proceeds are recorded as additional paid-in capital. If the proceeds from the sale of the treasury shares are less than the original cost of the shares sold, the excess cost first reduces any additional paid-in capital arising from previous sales of treasury shares for that class of stock and any additional excess is recorded as a reduction of retained earnings.
(u)New Accounting Pronouncements
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

New Accounting Standards Not Yet Adopted by the Company

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company intends to apply ASU 2020-04 in the first quarter of fiscal 2021 and does not anticipate a significant impact on its consolidated financial statements upon adoption.
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
In June 2016, the FASB issued ASU 2016-13 (ASC Topic 326), as clarified in ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2018-19, amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. The amendments are effective for fiscal years beginning after December 15, 2022, which for the Company will be the first quarter of fiscal 2024. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
significant impact on its consolidated financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted by the Company

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 18): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in Topic 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. ASU 2018-07 was effective for the Company in the first quarter of fiscal 2020 and the adoption of this guidance had no impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU was effective in the first quarter of fiscal 2020 resulting in the Company recording ROU assets and lease liabilities on the consolidated balance sheet. The adoption of this standard did not have a material impact on the consolidated financial statements of operations and consolidated statements of cash flows. For the impact on the Company's consolidated financial statements, refer to Note 2 - Leases.

All other ASUs that became effective for Volt for fiscal 2020 were not applicable to the Company at this time and therefore, did not have any impact during the period.

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
Upon adoption, the Company recorded approximately $47.2 million of ROU assets and $52.0 million of lease liabilities related to operating leases in the Consolidated Balance Sheet. At transition, the ROU asset was measured at the initial amount of the lease liability adjusted for any deferred rent and cease-use liabilities. The Company also recognized a $22.2 million cumulative-effect adjustment to retained earnings related to the deferred gain on the sale and leaseback of real estate. This gain was previously being amortized at approximately $0.5 million per quarter as an offset to rent expense in the Consolidated Statements of Operations. Since the Company has a full valuation allowance against its deferred tax assets, the impact is a reduction to our deferred tax assets and related valuation allowance, which resulted in no tax impact to the net change to equity.
Operating lease liabilities represent the present value of lease payments not yet paid. ROU assets represent Volt's right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepaid or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets. As the rate implicit in the lease is not readily determinable, the Company used its incremental borrowing rates based on the information available at the lease commencement date in determining the present value of lease payments. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases.
The Company has elected the practical expedient to not separate non-lease components from the lease components to which they relate and instead account for each as a single lease component, for all underlying asset classes. Some leasing

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance, tax payments and other miscellaneous costs. The variable portion of lease payments is not included in the ROU assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.
Operating leases are included in Right of use assets - operating leases and Operating lease liabilities, current and long-term, in the Consolidated Balance Sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in Selling, administrative and other operating costs in the Consolidated Statement of Operations. During fiscal 2020, cash paid for the amount that was included in the measurement of operating lease liabilities was $11.6 million and the ROU assets obtained in exchange for operating lease liabilities was $2.0 million.

The components of lease expense were as follows (in thousands):	Year Ended November 1, 2020
Operating lease expense	$10,990
Sublease income	(1,577)
Variable lease expense	760
Total (1) (2)	$10,173
(1) Approximately $0.3 million of lease expense is included in restructuring.
(2) The Company has minimal short-term lease expense.

Weighted average remaining lease terms and discount rates were as follows:	Year Ended November 1, 2020

Weighted average remaining lease term (years)	7.97
Weighted average discount rate	6.3%

Maturities of operating lease liabilities as of November 1, 2020 were as follows (in thousands):

Fiscal Year:	Amount
2021	$9,638
2022	8,073
2023	6,936
2024	5,610
2025	5,255
Thereafter	22,895
Total future lease payments	$58,407
Less: Imputed interest	13,031
Total operating lease liabilities	$45,376

Maturities of operating leases accounted for under ASC 840 as of fiscal year-end 2019 were as follows (in thousands):

Fiscal Year:	Amount
2020	$11,782
2021	9,287
2022	7,457
2023	6,328
2024	5,486
Thereafter	28,422
Total future lease payments	$68,762

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
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

The cumulative impact of adopting ASC 606 resulted in an increase of $0.4 million to opening retained earnings. The impact is primarily driven by an adjustment to deferred revenue due to a change in the required criteria for defining customer contracts under the new guidance. As of and for the period ended November 1, 2020 and November 3, 2019, the consolidated financial statements were not materially impacted by the implementation of ASC 606.

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

Revenue Service Types

Staffing Services
Volt’s primary service is providing contingent (temporary) workers to its customers. These services are primarily provided through direct agreements with customers and Volt provides these services using its employees and, in some cases, by subcontracting with other vendors of contingent workers. Volt’s costs in providing these services consist of the wages and benefits provided to the contingent workers as well as the recruiting costs, payroll department costs and other administrative

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
costs. The Company recognizes revenue for its contingent staffing services over time as services are performed in an amount that reflects the consideration it expects to be entitled to in exchange for its services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The customer simultaneously receives and consumes the benefits of the services as they are provided. The Company applies the practical expedient to recognize revenue for these services over the term of the agreement commensurate to the amount it has the right to invoice the customer.

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

Call Center Services
The customer care solutions business through June 2019 specialized in serving as an extension of its customers’ relationships and processes, from help desk inquiries to advanced technical support. The Company earned a fee based upon the type, volume and level of services provided as part of the call center operations. Since the individual activities are not distinct, the Company accounted for them as a single performance obligation. The Company recognized revenue over time as the customer simultaneously received and consumed the services the Company provided. The Company applied the practical expedient to recognize revenue for these services over the term of the agreement commensurate to the amount it had the right to invoice the customer.

Disaggregation of Revenues

The following table presents the Company's segment revenues disaggregated by service type (in thousands):

	Fiscal Year Ended November 1, 2020
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$791,163	$683,635	$83,308	$24,483	$674	$(937)
Direct Placement Services	11,820	5,460	3,703	2,657	—	—
Managed Service Programs	19,072	—	8,297	10,775	—	—
	$822,055	$689,095	$95,308	$37,915	$674	$(937)

Geographical Markets:
Domestic	$722,985	$686,252	$—	$37,582	$—	$(849)
International	99,070	2,843	95,308	333	674	(88)
	$822,055	$689,095	$95,308	$37,915	$674	$(937)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020

	Fiscal Year Ended November 3, 2019
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations
Service Revenues:
Staffing Services	$950,595	$822,550	$105,815	$22,987	$728	$(1,485)
Direct Placement Services	14,880	8,397	4,600	2,962	—	(1,079)
Managed Service Programs	17,023	—	3,962	13,061	—	—
Call Center Services	14,592	—	—	—	14,592	—
	$997,090	$830,947	$114,377	$39,010	$15,320	$(2,564)

Geographical Markets:
Domestic	$878,095	$827,641	$—	$38,337	$14,592	$(2,475)
International	118,995	3,306	114,377	673	728	(89)
	$997,090	$830,947	$114,377	$39,010	$15,320	$(2,564)
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

As required under Topic 606, the Company changed its presentation to show this allowance as a liability, whereas under Topic 605, these accounts receivables were recorded net of an allowance. As of November 3, 2019, the change in the reserve balance from adoption was $0.4 million. The change in the reserve balance during fiscal 2020 and as of November 1, 2020 was not material. Contract assets primarily relate to the Company’s rights to consideration for services provided that are conditional on satisfaction of future performance obligations. The Company records contract liabilities when payments are made or due prior to the related performance obligations being satisfied. The current portion of contract liabilities is included in Accrued insurance and other in the Consolidated Balance Sheets. The Company does not have any material contract assets or long-term contract liabilities as of November 1, 2020 and November 3, 2019.

The Company may incur fulfillment costs after obtaining a contract to generate a resource that will be used to provide the MSP services. These costs are related to the set up and implementation of customer specific MSP programs and are considered incremental and recoverable costs to fulfill the Company’s contract with the customer. These costs are deferred and amortized over the expected period of benefit of the MSP services provided to the customer, determined by taking into consideration its customer contracts and other relevant factors. Amortization expense is included in Selling, administrative and other operating

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
costs on the Consolidated Statements of Operations. Deferred fulfillment costs were immaterial as of November 1, 2020 and November 3, 2019.

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

The global spread of COVID-19 has created significant volatility, uncertainty and global macroeconomic disruption. This was due to related government actions, non-governmental agency recommendations and public perceptions and disruption in global economic and labor market conditions. Our business, results of operations and financial condition have been and may continue to be adversely impacted by the coronavirus pandemic and future adverse impacts could be material and are difficult to predict.

NOTE 4: Restricted Cash and Short-Term Investments
Restricted cash primarily includes amounts related to requirements under certain contracts with MSP customers, for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts, where contractually required. At November 1, 2020 and November 3, 2019 restricted cash included $9.2 million and $9.3 million, respectively, restricted for payment to associate vendors and $0.5 million and $0.5 million, respectively, restricted for other collateral accounts.
At November 1, 2020, restricted cash also included $8.2 million restricted under the Company’s long-term accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). This cash was restricted as it supplemented collateral provided by accounts receivable towards the Company’s aggregate borrowing base usage of $84.5 million, inclusive of $60.0 million outstanding and $24.5 million in issued letters of credit as of November 1, 2020.

At November 1, 2020 and November 3, 2019, short-term investments were $2.9 million and $3.0 million, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

NOTE 5: Fair Value of Financial Instruments

The following table presents assets and liabilities measured at fair value (in thousands):

	November 1, 2020	November 3, 2019	Fair Value Hierarchy
Short-term investments	$2,853	$3,022	Level 1
Total financial assets	$2,853	$3,022
Deferred compensation plan liabilities	$2,853	$3,022	Level 1
Total financial liabilities	$2,853	$3,022
The fair value of the deferred compensation plan liabilities is based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. The deferred compensation plan liability is recorded in Accrued compensation in the Consolidated Balance Sheets.

There have been no changes in the methodology used to fair value the financial instruments as well as no transfers between levels during the fiscal years ended November 1, 2020 and November 3, 2019.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
NOTE 6: Trade Accounts Receivable
Trade accounts receivable includes both billed and unbilled amounts due from customers. Billed trade receivables generally do not bear interest. Unbilled receivables represent accrued revenue earned and recognized on contracts for which billings have not yet been presented to the customer. At November 1, 2020 and November 3, 2019, trade accounts receivable included unbilled receivables of $3.2 million and $7.7 million, respectively.
The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions, customers’ financial condition and current receivable aging and payment patterns. Additions to the allowance for doubtful accounts are recorded to Selling, administrative and other operating costs in the Consolidated Statement of Operations. The Company also maintains a sales allowance for specific customers related to billing disputes. The amount of the sales allowance is determined based on discount estimates and historical credits issued and additions to the sales allowance are recorded as a reduction to net revenue. Account balances are written off against the allowances when the Company believes it is probable the amount will not be received. As required under ASC 606, the Company changed its presentation to show this sales allowance as a liability, which is included in Accrued insurance and other in the Consolidated Balance Sheet.

For the years ended November 1, 2020 and November 3, 2019, the activity in the allowance accounts were as follows (in thousands):

	Balance at beginning of year	Activity	Balance at end of year
Year Ended November 1, 2020
Allowance for doubtful accounts included in Trade accounts receivable	$117	$102	$219

Accrued sales reserve included in Accrued insurance and other	$310	$(148)	$162

	Balance at beginning of year	Adoption of Topic 606	Activity	Balance at end of year
Year Ended November 3, 2019
Sales allowance	$705	$(705)	$—	$—
Allowance for doubtful accounts	54	—	63	117
Total included in Trade accounts receivable	$759	$(705)	$63	$117

Accrued Sales Reserve included in Accrued insurance and other	$—	$705	$(395)	$310

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
NOTE 7: Property, Equipment and Software

Property, equipment and software consisted of (in thousands):

	November 1, 2020	November 3, 2019
Land and buildings	$—	$375
Machinery and equipment	29,832	30,215
Leasehold improvements	2,543	3,398
Less: Accumulated depreciation and amortization	(27,417)	(29,757)
Property and equipment	4,958	4,231
Software	104,002	101,903
Less: Accumulated amortization	(86,793)	(80,244)
Property, equipment and software, net	$22,167	$25,890

Depreciation and amortization expense totaled $8.0 million and $7.0 million for the fiscal years ended 2020 and 2019, respectively. Depreciation and amortization is included in Cost of services and Selling, administrative and other operating costs in the Consolidated Statements of Operations.

NOTE 8: Impairment Charges

Long-lived Assets

Long-lived assets primarily consist of right-of-use assets, capitalized software costs, leasehold improvements and office equipment. The Company reviews these assets for impairment under ASC 360 Property, Plant and Equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques.

Due to the economic impact and continued uncertainty related to the COVID-19 pandemic, certain real estate rationalization decisions were made in the second half of fiscal 2020 resulting in the Company consolidating and exiting certain leased office locations throughout North America based on where the Company could be fully operational and successfully support its clients and business operations remotely. The changes in the use of these right-of-use assets triggered an impairment review and based on the results of this review, the Company recorded an impairment charge of $16.1 million to reduce the carrying value of these assets to their estimated fair value. Significant assumptions used to estimate fair value were the current economic environment, real estate market conditions and general market participant assumptions. The Company also recorded impairment charges of $0.8 million primarily related to the leasehold improvements and office equipment associated with these closed facilities.

Impairment charges incurred in fiscal 2020 were $1.9 million for the North American Staffing segment and $15.0 million for the Corporate and Other category.

In fiscal 2019, there was a $0.3 million impairment of equipment used in the customer care solutions business, which was exited in June 2019. In addition, the Company recorded a $0.3 million impairment charge for previously purchased software that will no longer be used, as well as a $0.1 million impairment charge on equipment from closed facilities.
Impairment of Goodwill
The Company performs its annual impairment test for goodwill during the second quarter of the fiscal year and when a triggering event occurs between annual impairment tests. For the fiscal 2020 test performed in the second quarter, the Company elected to bypass the qualitative assessment and prepared a Step 1 analysis. Our Step 1 analysis used significant assumptions including expected revenue and expense growth rates, forecasted capital expenditures, working capital levels and a discount rate of 15.0%. Under the market-based approach significant assumptions included relevant comparable company earnings multiples including the determination of whether a premium or discount should be applied to those comparables. During the second quarter of fiscal 2020, it was determined that no adjustment to the carrying value of goodwill as required as our Step 1 analysis resulted in the fair value of the reporting unit exceeding its carrying value.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
The following represents the change in the carrying amount of goodwill during each fiscal year (in thousands):

	International Staffing
	October 28, 2018	Foreign Currency Translation Adjustment	November 3, 2019	Foreign Currency Translation Adjustment	November 1, 2020
Aggregate goodwill acquired	$10,483	$—	$10,483	$—	$10,483
Accumulated impairment losses	(3,733)	—	(3,733)	—	(3,733)
Foreign currency translation adjustment	(1,399)	46	(1,353)	5	(1,348)
Goodwill, net of impairment losses	$5,351	$46	$5,397	$5	$5,402

NOTE 9: Restructuring and Severance Charges

The Company incurred total restructuring and severance costs of $2.6 million and $4.7 million for fiscal 2020 and 2019, respectively.
2020 Restructuring Plan
In the first quarter of fiscal 2020, the Company approved a restructuring plan (the “2020 Plan”) as part of its strategic initiative to optimize the Company’s cost infrastructure. The 2020 Plan leveraged the global capabilities of the Company's staffing operations based in Bangalore, India and off-shored a significant number of strategically identified roles to this location. The total costs incurred in fiscal 2020 in connection with the 2020 Plan were $1.2 million, consisting of $0.1 million in North American Staffing, $0.1 million in International Staffing and $1.0 million in the Corporate and Other category.
2018 Restructuring Plan
In October 2018, the Company approved a restructuring plan (the “2018 Plan”) based on an organizational and process redesign intended to optimize the Company’s strategic growth initiatives and overall business performance. In connection with the 2018 Plan, the Company incurred restructuring charges comprised of severance and benefit costs and facility and lease termination costs. The 2018 Plan was completed by the end of fiscal 2019. The total costs since inception through November 3, 2019 were approximately $5.6 million, consisting of $1.1 million in North American Staffing, $0.4 million in International Staffing and $4.1 million in Corporate and Other.
Change in Executive Management
Effective June 6, 2018, Michael Dean departed from his role as President and Chief Executive Officer of the Company and is no longer a member of the Board of Directors of the Company (the “Board of Directors”). The Company and Mr. Dean subsequently executed a separation agreement, effective June 29, 2018. The Company incurred related severance costs of $2.6 million in the third quarter of fiscal 2018, which was paid over a period of 24 months.
Effective August 23, 2019, Paul Tomkins stepped down from his role as Senior Vice President and Chief Financial Officer of the Company. The Company and Mr. Tomkins subsequently executed a separation agreement, effective September 11, 2019. The Company incurred related severance costs of $0.9 million in the fourth quarter of fiscal 2019, which was paid over a period of 12 months beginning November 2019.
Exit of Customer Care Solutions Business
In June 2019, the Company exited its customer care solutions business, which was reported as a part of the Corporate and Other category. This exit enabled the Company to further strengthen its focus on its core staffing business, align its resources to streamline operations, improve cost competitiveness and increase profitability. As a result of this exit, the Company incurred restructuring and severance costs of $2.1 million during fiscal 2019.
Other Restructuring Costs
During fiscal 2020 and 2019, there were other restructuring actions taken by the Company as part of its continued efforts to reduce costs and to offset COVID-19 related revenue losses. The Company recorded severance costs of $1.3 million and $0.7 million, respectively, primarily resulting from the elimination of certain positions.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
The following tables present the restructuring and severance and benefit costs for the twelve months ended November 1, 2020 and November 3, 2019 (in thousands):

	Year Ended November 1, 2020
	Total	North American Staffing	International Staffing	North American MSP	Corporate & Other
Severance and benefit costs	$1,163	$78	$136	$—	$949
2020 Plan	1,163	78	136	—	949

Severance and benefit costs	(23)	—	—	—	(23)
Other	180	—	—	—	180
2018 Plan	157	—	—	—	157

Severance and benefit costs	1,137	764	193	—	180
Other	184	41	9	—	134
Other	1,321	805	202	—	314

Total	$2,641	$883	$338	$—	$1,420

	Year Ended November 3, 2019
	Total	North American Staffing	International Staffing	North American MSP	Corporate & Other
Severance and benefit costs	$803	$200	$404	$—	$199
Other	260	37	33	14	176
2018 Plan	1,063	237	437	14	375

Severance and benefit costs	212	—	—	—	212
Other	1,849	—	—	—	1,849
Exit of Customer Care Solutions Business	2,061	—	—	—	2,061

Severance and benefit costs	493	390	48	—	55
Other	171	92	25	54	—
Other	664	482	73	54	55

Change in Executive Management	868	—	—	—	868
Total	$4,656	$719	$510	$68	$3,359

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Consolidated Balance Sheets. Activity for the fiscal years ended November 1, 2020 and November 3, 2019 are summarized as follows (in thousands):

	November 1, 2020	November 3, 2019
Balance, end of previous year	$3,845	$5,702
Cease use liabilities transferred to ROU assets	(1,964)	—
Charged to expense	2,641	4,656
Cash payments	(4,310)	(6,513)
Ending Balance	$212	$3,845

Upon adoption of ASC 842 Leases, $2.0 million of accrued restructuring related to the exit of leased real estate was reclassified as a reduction to the related ROU asset, per the accounting guidance. The remaining balance as of November 1, 2020 of $0.2 million, primarily related to other restructuring costs in the North American Staffing and International Staffing segments.

NOTE 10: Accrued Insurance
(a)Casualty Insurance Program
Workers’ compensation insurance is purchased through mandated participation in certain state funds and the experience-rated premiums in these state plans relieve the Company of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability (collectively “casualty liability”) is insured under a paid loss deductible casualty insurance program for losses exceeding specified deductible levels. The Company is financially responsible for losses below the specified policy deductible limits while losses incurred above the deductible limit are absorbed by the insurer. The casualty program is secured by a letter of credit against the Company’s DZ Financing Program of $23.3 million as of November 1, 2020.
The Company recognizes expense and establishes accruals for amounts estimated to be incurred, both reported and not yet reported, policy premiums and related legal and other claims administration costs. The Company develops estimates for claims, as well as claims incurred but not yet reported, using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Depending on the policy year, adjustments to final expected paid amounts are determined through the ultimate life of the claim. Expense recognized by the Company under its casualty insurance program amounted to $6.4 million and $9.6 million in fiscal 2020 and 2019, respectively.
(b)Medical Insurance Programs
The Company is self-insured for a portion of its medical benefit programs for its employees. Eligible contingent staff on assignment with customers are offered medical benefits through a fully insured program administered by a third-party. Employees contribute a portion of the cost of these medical benefit programs.
To limit exposure on a per claimant basis for the self-insured medical benefits, the Company purchases stop-loss insurance. The Company’s retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected claims based on statistical analysis of historical data. The Company records the expense associated with the expected losses, net of employee contributions, primarily in Selling, administrative and other operating costs in the Consolidated Statement of Operations, depending on the employee’s role. Expense recognized by the Company under its self-insured medical benefit programs amounted to $4.9 million and $5.4 million in fiscal 2020 and 2019, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
NOTE 11: Income Taxes

Loss before income taxes is derived from (in thousands):

	Year Ended
	November 1, 2020	November 3, 2019
U.S. Domestic	$(34,889)	$(17,529)
International	2,347	3,321
Loss before income tax	$(32,542)	$(14,208)

Income tax provision (benefit) by taxing jurisdiction consists of (in thousands):

	Year Ended
	November 1, 2020	November 3, 2019
Current:
U.S. Federal	$—	$—
U.S. State and local	118	6
International	938	1,060
Total current	$1,056	$1,066
Deferred:
U.S. State and local	$—	$4
International	(11)	(92)
Total deferred	(11)	(88)
Income tax provision	$1,045	$978

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
The difference between the income tax provision on income (loss) and the amount computed at the U.S. federal statutory rate is due to (in thousands):

	Year Ended
	November 1, 2020	November 3, 2019
U.S. Federal statutory rate	$(6,834)	$(2,984)
U.S. State income tax, net of U.S. Federal tax benefits	(1,235)	142
International permanent differences	91	95
International tax rate differentials	232	145
U.S. tax on international income	(705)	471
General business credits	(999)	(1,718)
Non-deductible expenses	66	358
Capital Loss	3,357	—
Change in valuation allowance for deferred tax assets	7,072	4,469
Income tax provision	$1,045	$978

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and also include operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	November 1, 2020	November 3, 2019
Deferred tax assets:
Net operating loss carryforwards	$61,723	$60,706
Interest carryforward	1,345	—
Capital loss carryforwards	—	3,357
U.S. federal tax credit carryforwards	54,727	53,462
Deferred income	—	6,045
Operating lease liabilities	11,477	—
Deferred withholding tax	5,385	—
Compensation accruals	1,639	3,199
Other, net	5,366	5,744
Total deferred tax assets	141,662	132,513
Less valuation allowance	(125,396)	(123,266)
Deferred tax assets, net	16,266	9,247

Deferred tax liabilities:
Unremitted earnings from foreign subsidiaries	1,725	2,017
Software development costs	7,914	6,767
Right of use assets - operating leases	6,178	—
Other, net	452	466
Total deferred tax liabilities	16,269	9,250
Net deferred tax liability	$(3)	$(3)

Balance sheet classification
Non-current assets	$—	$14
Non-current liabilities	(3)	(17)
Net deferred tax asset (liability)	$(3)	$(3)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
At November 1, 2020, the Company has available unused U.S. federal net operating loss (“NOL”) carryforwards of $212.0 million, U.S. state NOL carryforwards of $230.0 million, international NOL carryforwards of $10.3 million and federal tax credits of $54.7 million. As of November 1, 2020, the U.S. federal NOL carryforwards expire at various dates between 2031 and 2038 (with some indefinite), the U.S. state NOL carryforwards expire at various dates beginning in 2021 (with some indefinite), the international NOL carryforwards expire at various dates beginning in 2021 (with some indefinite) and federal tax credits expire between 2021 and 2040. At November 1, 2020, the undistributed earnings of the Company’s non-U.S. subsidiaries are not intended to be permanently invested outside of the U.S. and therefore U.S. deferred taxes have been provided.
A valuation allowance has been recognized due to the uncertainty of realization of the loss carryforwards and other deferred tax assets. Beginning in fiscal 2010, the Company’s cumulative U.S. domestic and certain non-U.S. results for each three-year period were a loss. Accordingly, the Company recorded a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets as a non-cash charge to income tax expense. The three-year cumulative loss continued in fiscal 2020 so the Company maintained a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets resulting in a total valuation allowance of $125.4 million and $123.3 million for fiscal 2020 and 2019, respectively. In reaching this conclusion, the Company considered the U.S. domestic demand and recent operating losses causing the Company to be in a three-year cumulative loss position. Management believes that the remaining deferred tax assets are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction-by-jurisdiction basis.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination based on the technical merits of the positions. The following table sets forth the change in the accrual for uncertain tax positions, excluding interest and penalties (in thousands):

	November 1, 2020	November 3, 2019
Balance, beginning of year	$283	$491
Decreases relating to tax positions taken in a prior period	(3)	(21)
Settlements	(195)	(146)
Lapse of statute of limitations	—	(41)
Total	$85	$283
Of the total unrecognized tax benefits at November 1, 2020 and November 3, 2019, approximately $0.1 million and $0.3 million, respectively, would affect the Company’s effective income tax rate, if and when recognized in future years. There was no amount accrued for related potential interest and penalties at November 1, 2020. The income tax provision for the fiscal years ended November 1, 2020 and November 3, 2019 included a reversal of reserves on uncertain tax provisions of $0.2 million and $0.2 million, respectively.
The Company is subject to taxation at the federal, state and local levels in the U.S. and in various international jurisdictions. With few exceptions, the Company is generally no longer subject to examination by the U.S. federal, state, local or non-U.S. income tax authorities for years before fiscal 2008.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (“Tax Act”) into law. The Tax Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35.0% to 21.0% and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations.

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
As of November 1, 2020
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

On March 27, 2020, the U.S. government enacted the CARES Act which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. As a result, as of November 1, 2020 approximately $20.5 million of employer payroll tax payments were deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. Further as a result of the economic repercussions of the COVID-19 pandemic, the Company experienced a reduction in both weekly payroll, vendor and related tax payments of approximately $3.0 million per week.

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, that subsidiary may request that DZ Bank make loans from time-to-time to that subsidiary which are secured by liens on those receivables.

On July 19, 2019, the Company amended and restated its long-term DZ Financing Program, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from an originator in the United Kingdom, which added $5.0 - $7.0 million in borrowing availability. All other material terms and conditions of the original agreement remained substantially unchanged.

On January 14, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2021 to January 25, 2023; (2) extend the Facility Maturity Date, as defined in the DZ Financing Program, from July 25, 2021 to July 25, 2023; and (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020. All other terms and conditions remain unchanged.

On March 12, 2020, the Company executed an amendment to the DZ Financing Program. The modifications to the agreement were to revise an existing covenant to maintain a Tangible Net Worth (“TNW”), as defined in the DZ Financing Program, from $40.0 million to $35.0 million through the Company’s fiscal quarter ending on or about July 31, 2020 and at least $40.0 million in each quarter thereafter. All other terms and conditions remain unchanged.

On June 11, 2020, the Company amended the DZ Financing Program. The modifications to the agreement were to (1) replace an existing TNW covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021 and $40.0 million in each quarter thereafter and (2) reduce the Maximum Facility Amount, as defined in the DZ Financing Program, from $115.0 million to $100.0 million. All other terms and conditions remain unchanged.

On October 2, 2020 the Company amended the DZ Financing Program to replace the existing TNW covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $25.0 million for the Company’s fiscal quarter ending on or about October 31, 2021 and $40.0 million in each quarter thereafter. All other terms and conditions remain unchanged.

Loan advances may be made under the DZ Financing Program through January 25, 2023 and all loans will mature no later than July 25, 2023. Loans will accrue interest (i) with respect to loans that are funded through the issuance of commercial paper notes, at the commercial paper (“CP”) rate and (ii) otherwise, at a rate per annum equal to adjusted LIBOR. The CP rate will be based on the rates paid by the applicable lender on notes it issues to fund related loans. Adjusted LIBOR is based on LIBOR for the applicable interest period and the rate prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirements with respect to Eurocurrency funding. If an event of default occurs, all loans shall bear interest at a rate per annum equal to the prime rate (the federal funds rate plus 3%) plus 2.5%.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of November 1, 2020, the letter of credit participation was $24.5 million, inclusive of $23.3 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain real estate lease agreements.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum TNW, as defined in the DZ Financing Program, of $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021, $25.0 million through the Company's fiscal quarter ending on or about October 31, 2021 and at least $40.0 million in each quarter thereafter; (2) positive net income in any fiscal year ending after 2020; (3) maximum debt to tangible net worth ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined in the DZ Financing Program. At November 1, 2020, there was $2.8 million of borrowing availability, as defined, and the Company was in compliance with all debt covenants.

At November 1, 2020 and November 3, 2019, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million and $55.0 million, respectively, with a weighted average annual interest rate of 2.6% and 4.1% during fiscal years 2020 and 2019, respectively.

Long-term debt consists of the following (in thousands):

	November 1, 2020	November 3, 2019
Financing programs	$60,000	$55,000
Less:
Deferred financing fees	846	1,106
Total long-term debt, net	$59,154	$53,894

On December 17, 2020, the Company amended the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2023 to January 25, 2024, and extend the Facility Maturity Date, as defined in the DZ Financing Program, from July 25, 2023 to July 25, 2024; (2) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020 to any fiscal year ending after 2021; (3) replace the existing TNW covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; and (4) revise the eligibility threshold for the receivables of a large North American Staffing customer from 5% of eligible receivables to 8%, which will increase our overall availability under the Program by $1.0 - $3.0 million. All other terms and conditions of the DZ Financing Program remain substantially unchanged.

NOTE 13: Stockholders’ Equity
(a)Common Stock

Each outstanding share of common stock is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time-to-time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during fiscal 2020 or 2019. The holders of common stock have no preemptive or other subscription rights and there is no redemption or sinking fund provisions with respect to such shares. There is no preferred stock outstanding.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
(b)Treasury Stock

The Company issues shares out of treasury stock to satisfy share-based compensation awards. Activity for the fiscal years ended November 1, 2020 and November 3, 2019 is summarized as follows (in thousands):

	November 1, 2020	November 3, 2019
Balance, beginning of the year	$(26,155)	$(33,600)
Shares issued for share-based compensation awards	7,969	7,445
Ending Balance	$(18,186)	$(26,155)

(c)    Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) are as follows (in thousands):

Foreign currency gains/(losses)	November 1, 2020	November 3, 2019
Balance, beginning of the year	$(6,801)	$(7,070)

Other comprehensive income (loss) before reclassifications	343	269
Current period other comprehensive income (loss)	343	269

Ending Balance	$(6,458)	$(6,801)

There were no reclassifications from accumulated other comprehensive loss in fiscal 2020 and 2019.

NOTE 14: Share-Based Compensation Plans

For fiscal years 2020 and 2019, the Company recognized share-based compensation expense of $1.4 million and $1.4 million, respectively. These expenses are included in Selling, administrative and other operating costs in the Company’s Consolidated Statements of Operations.
2019 Equity Incentive Plan

On May 1, 2019, the stockholders of the Company approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan permits the granting of (1) stock options, including incentive stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) performance awards and (6) other awards valued in whole or in part by reference to or otherwise based on our common stock (as defined in the 2019 Plan, “other share-based awards”). Subject to adjustment as provided in the 2019 Plan, up to an aggregate of 2,500,000 shares of the Company’s common stock will be available for awards under the 2019 Plan, plus any shares granted under the Company’s 2015 Equity Incentive Plan that become available for awards under such plan.
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
As of November 1, 2020
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
Summary of Equity and Liability Awards
The following tables summarize the activities related to the Company’s share-based equity and liability awards for the fiscal year ended November 1, 2020 and November 3, 2019:

	Number of	Weighted Average
Performance Share Units	Shares	Grant Date Fair Value
Outstanding at October 28, 2018	276,396	$3.38
Granted (a) (b)	377,833	$4.05
Forfeited	(179,981)	$3.61
Vested	(97,262)	$3.82
Outstanding at November 3, 2019	376,986	$3.90
Forfeited	(40,311)	$3.38
Vested	(127,013)	$4.04
Outstanding at November 1, 2020	209,662	$3.91
(a) Includes the incremental issuance of shares related to the fiscal 2018 PSU grant.
(b) Includes the incremental shares for the first tranche of the fiscal 2019 PSU grant based on attainment of the fiscal 2019 EBITDA margin percentage goal that were issued upon vesting.

	Number of	Weighted Average
Restricted Stock Units	Shares	Grant Date Fair Value
Outstanding at October 28, 2018	582,831	$3.53
Granted	516,968	$4.11
Forfeited	(236,035)	$3.73
Vested	(196,682)	$3.75
Outstanding at November 3, 2019	667,082	$3.86
Granted	625,909	$1.09
Forfeited	(4,387)	$3.79
Vested	(312,424)	$3.90
Outstanding at November 1, 2020	976,180	$2.08

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020

Stock Options	Number of shares	Weighted average exercise price	Weighted average contractual life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 28, 2018	1,600,040	$5.25	7.27	$—
Exercised	(200,000)	$4.35	—	$—
Forfeited	(335,972)	$5.42	—	$—
Expired	(460,584)	$5.36	—	$—
Outstanding at November 3, 2019	603,484	$6.28	6.81	$—
Forfeited	(60,615)	$8.22	—	$—
Expired	(210,925)	$6.59	—	$—
Outstanding at November 1, 2020	331,944	$5.73	6.22
Unvested at November 1, 2020	44,394	$4.10	7.09
Exercisable at November 1, 2020	287,550	$5.98	6.09

For the year ended November 1, 2020, there was no exercise of stock options. As of November 1, 2020 total unrecognized compensation expense of $1.3 million related to PSUs, stock options and RSUs will be recognized over the remaining weighted average vesting period of 2.0 years, of which $0.9 million, $0.3 million and $0.1 million is expected to be recognized in fiscal 2021, 2022 and 2023, respectively.

NOTE 15: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Year Ended
	November 1, 2020	November 3, 2019
Numerator
Net loss	$(33,587)	$(15,186)

Denominator
Basic weighted average number of shares	21,507	21,119
Dilutive weighted average number of shares	21,507	21,119

Per Share Data:
Basic:
Net loss	$(1.56)	$(0.72)

Diluted:
Net loss	$(1.56)	$(0.72)

The fiscal 2020 diluted earnings per share did not include the effect of potentially dilutive outstanding shares comprised of 976,180 RSUs, 331,944 of stock options and 209,662 PSUs because the effect would have been anti-dilutive. The fiscal 2019 diluted earnings per share did not include the effect of potentially dilutive outstanding shares comprised of 667,082 RSUs, 603,484 of stock options and 376,986 PSUs because the effect would have been anti-dilutive.

NOTE 16: Related Party Transactions

For fiscal 2020, the Company provided staffing services in the aggregate amount of $175,000 to a company where Volt's Chairman of the Board, William J. Grubbs, serves as President.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020
NOTE 17: Commitments and Contingencies
(a)Leases - refer to footnote 2
(b)Legal Proceedings
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

In June 2019, the Company exited its customer care solutions business, which was reported as a part of the Corporate and Other category. This exit allowed the Company to further strengthen its focus on its core staffing business and align its resources to streamline operations, improve cost competitiveness and increase profitability. The Company’s other non-reportable businesses continued to be combined and disclosed with corporate services under the category Corporate and Other.

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
As of November 1, 2020

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Year Ended November 1, 2020
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$822,055	$689,095	$95,308	$37,915	$674	$(937)
Cost of services	694,204	586,255	79,087	29,471	328	(937)
Gross margin	127,851	102,840	16,221	8,444	346	—

Selling, administrative and other operating costs	137,666	85,776	14,484	5,370	32,036	—
Restructuring and severance costs	2,641	883	338	—	1,420	—
Impairment charges	16,913	1,859	—	—	15,054	—
Operating income (loss)	(29,369)	14,322	1,399	3,074	(48,164)	—
Other income (expense), net	(3,173)
Income tax provision	1,045
Net loss	$(33,587)

	Year Ended November 3, 2019
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other (1)	Eliminations (2)
Net revenue	$997,090	$830,947	$114,377	$39,010	$15,320	$(2,564)
Cost of services	844,527	708,824	95,552	28,324	14,391	(2,564)
Gross margin	152,563	122,123	18,825	10,686	929	—

Selling, administrative and other operating costs	157,052	103,437	15,422	5,595	32,598	—
Restructuring and severance costs	4,656	719	510	68	3,359	—
Impairment charges	688	4	—	—	684	—
Operating income (loss)	(9,833)	17,963	2,893	5,023	(35,712)	—
Other income (expense), net	(4,375)
Income tax provision	978
Net loss	$(15,186)

(1) Revenues are primarily derived from Volt Customer Care Solutions business through June 7, 2019.
(2) The majority of intersegment sales results from North American Staffing providing resources to Volt Customer Care Solutions business.

Assets of the Company by reportable segment are summarized in the following table (in thousands):

	November 1, 2020	November 3, 2019
Assets:
North American Staffing	$105,516	$109,067
International Staffing	26,989	30,327
North American MSP	24,742	19,196
Corporate & Other	84,598	59,414
Total Assets	$241,845	$218,004

Sales to external customers and long-lived assets of the Company by geographic area are as follows (in thousands):

	Year Ended
	November 1, 2020	November 3, 2019
Net Revenue:
Domestic	$722,985	$878,095
International	99,070	118,995
Total Net Revenue	$822,055	$997,090

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020

	November 1, 2020	November 3, 2019
Long-Lived Assets:	(1)
Domestic	$44,500	$24,525
International	2,774	1,365
Total Long-Lived Assets	$47,274	$25,890
(1) Long-lived assets in Fiscal 2020 includes the ROU assets resulting from the adoption of ASC 842, Leases.

Capital expenditures and depreciation and amortization by the Company’s operating segments are as follows (in thousands):

	Year Ended
	November 1, 2020	November 3, 2019
Capital Expenditures:
North American Staffing	$474	$415
International Staffing	292	315
North American MSP	372	295
Corporate & Other	4,130	8,028
Total Capital Expenditures	$5,268	$9,053

Depreciation and Amortization:
North American Staffing	$339	$415
International Staffing	322	281
North American MSP	152	50
Corporate & Other	7,168	6,209
Total Depreciation and Amortization	$7,981	$6,955

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020

NOTE 19: Quarterly Financial Information (unaudited)
The following tables present certain unaudited consolidated quarterly financial information for each quarter in the fiscal years ended November 1, 2020 and November 3, 2019 (in thousands, except per share amounts):

	Three Months Ended
	February 2, 2020	May 3, 2020	August 2, 2020	November 1, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	13 weeks	13 weeks	13 weeks	13 weeks

NET REVENUE	$217,766	$207,275	$185,941	$211,073
Cost of services	186,339	175,038	155,983	176,844
GROSS MARGIN	31,427	32,237	29,958	34,229

Selling, administrative and other operating costs	39,497	36,189	31,245	30,735
Restructuring and severance costs	1,246	411	546	438
Impairment charges	11	—	2,384	14,518
OPERATING LOSS	(9,327)	(4,363)	(4,217)	(11,462)

Interest income	30	31	9	8
Interest expense	(730)	(652)	(476)	(439)
Foreign exchange gain (loss), net	(328)	(266)	571	(62)
Other income (expense), net	(258)	(152)	(168)	(291)
LOSS BEFORE INCOME TAXES	(10,613)	(5,402)	(4,281)	(12,246)
Income tax provision (benefit)	195	23	556	271
NET LOSS	$(10,808)	$(5,425)	$(4,837)	$(12,517)

PER SHARE DATA:
Basic:
Net loss	$(0.50)	$(0.25)	$(0.22)	$(0.58)
Weighted average number of shares	21,416	21,416	21,589	21,607

Diluted:
Net loss	$(0.50)	$(0.25)	$(0.22)	$(0.58)
Weighted average number of shares	21,416	21,416	21,589	21,607

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of November 1, 2020

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