Form 10-Q
period 2021-01-31
VOLT INFORMATION SCIENCES, INC.
filed 2021-03-17
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended January 31, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes     ☐   No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒   Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 12, 2021, there were 21,736,575 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 31, 2021	February 2, 2020
NET REVENUE	$217,958	$217,766
Cost of services	185,276	186,339
GROSS MARGIN	32,682	31,427

EXPENSES
Selling, administrative and other operating costs	33,747	39,497
Restructuring and severance costs	632	1,246
Impairment charges	31	11
OPERATING LOSS	(1,728)	(9,327)

OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(477)	(700)
Foreign exchange gain (loss), net	242	(328)
Other income (expense), net	(156)	(258)
TOTAL OTHER INCOME (EXPENSE), NET	(391)	(1,286)

LOSS BEFORE INCOME TAXES	(2,119)	(10,613)
Income tax provision	327	195
NET LOSS	$(2,446)	$(10,808)

PER SHARE DATA:
Basic and Diluted:
Net loss	$(0.11)	$(0.50)
Weighted average number of shares	21,793	21,416

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	January 31, 2021	February 2, 2020
NET LOSS	$(2,446)	$(10,808)
Other comprehensive income (loss):
Foreign currency translation adjustments net of taxes of $0 and $0, respectively	931	364
COMPREHENSIVE LOSS	$(1,515)	$(10,444)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	January 31, 2021	November 1, 2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,062	$38,550
Restricted cash and short-term investments	11,876	20,736
Trade accounts receivable, net of allowances of $157 and $219, respectively	129,907	121,916
Other current assets	6,152	7,058
TOTAL CURRENT ASSETS	187,997	188,260
Property, equipment and software, net	21,438	22,167
Right of use assets - operating leases	24,772	25,107
Other assets, excluding current portion	6,654	6,311
TOTAL ASSETS	$240,861	$241,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$18,957	$18,357
Accounts payable	25,733	31,221
Accrued taxes other than income taxes	26,584	12,983
Accrued insurance and other	16,891	15,908
Operating lease liabilities	7,201	7,144
Income taxes payable	630	891
TOTAL CURRENT LIABILITIES	95,996	86,504
Accrued payroll taxes and other, excluding current portion	22,278	29,988
Operating lease liabilities, excluding current portion	36,836	38,232
Income taxes payable, excluding current portion	90	90
Deferred income taxes	—	3
Long-term debt, net	59,081	59,154
TOTAL LIABILITIES	214,281	213,971
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 21,736,575 shares and 21,729,400 shares, respectively	2,374	2,374
Paid-in capital	80,142	79,937
Accumulated deficit	(32,384)	(29,793)
Accumulated other comprehensive loss	(5,527)	(6,458)
Treasury stock, at cost; 2,001,428 and 2,008,603 shares, respectively	(18,025)	(18,186)
TOTAL STOCKHOLDERS’ EQUITY	26,580	27,874
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,861	$241,845
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)
(unaudited)

	Three Months Ended January 31, 2021
	Common Stock $0.10 Par Value		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT NOVEMBER 1, 2020	23,738,003	$2,374	$79,937	$(29,793)	$(6,458)	$(18,186)	$27,874
Net loss	—	—	—	(2,446)	—	—	(2,446)
Share-based compensation	—	—	226	—	—	—	226
Issuance of common stock	—	—	(21)	(145)	—	161	(5)
Other comprehensive income	—	—	—	—	931	—	931
BALANCE AT JANUARY 31, 2021	23,738,003	$2,374	$80,142	$(32,384)	$(5,527)	$(18,025)	$26,580

	Three Months Ended February 2, 2020
	Common Stock $0.10 Par Value		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT NOVEMBER 3, 2019	23,738,003	$2,374	$77,688	$(10,917)	$(6,801)	$(26,155)	$36,189
Effect of new accounting principle	—	—	—	22,216	—	—	22,216
Net loss	—	—	—	(10,808)	—	—	(10,808)
Share-based compensation	—	—	511	—	—	—	511
Issuance of common stock	—	—	(114)	(739)	—	846	(7)
Other comprehensive income	—	—	—	—	364	—	364
BALANCE AT FEBRUARY 2, 2020	23,738,003	$2,374	$78,085	$(248)	$(6,437)	$(25,309)	$48,465

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	January 31, 2021	February 2, 2020
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(2,446)	$(10,808)
Adjustment to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	1,705	1,973
Non-cash operating lease activity	2,269	2,082
Allowance (release) of doubtful accounts and sales allowances	(22)	5
Unrealized foreign currency exchange loss	629	472
Impairment charges	31	11
Gain on dispositions of property, equipment and software	—	(327)
Share-based compensation	226	511
Change in operating assets and liabilities:
Trade accounts receivable	(7,888)	10,957
Other assets	651	248
Accounts payable	(5,519)	(6,468)
Accrued expenses and other liabilities	4,148	1,205
Income taxes	(283)	172
Net cash (used in) provided by operating activities	(6,499)	33
CASH FLOWS USED IN INVESTING ACTIVITIES:
Sales of investments	115	—
Purchases of investments	(125)	(16)
Proceeds from sale of property, equipment and software	6	352
Purchases of property, equipment and software	(959)	(1,370)
Net cash used in investing activities	(963)	(1,034)
CASH USED IN FINANCING ACTIVITIES:
Repayment of borrowings	—	(10,000)
Draw-down on borrowings	—	10,000
Debt issuance costs	(161)	(230)
Withholding tax payment on vesting of stock awards	(5)	(6)
Net cash used in financing activities	(166)	(236)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	(565)
Net decrease in cash, cash equivalents and restricted cash	(7,641)	(1,802)
Cash, cash equivalents and restricted cash, beginning of period	56,433	38,444
Cash, cash equivalents and restricted cash, end of period	$48,792	$36,642

Cash paid during the period:
Interest	$484	$730
Income taxes	$8	$4

Reconciliation of cash, cash equivalents, and restricted cash:
Current assets:
Cash and cash equivalents	$40,062	$30,876
Restricted cash included in Restricted cash and short-term investments	8,730	5,766
Cash, cash equivalents and restricted cash, end of period	$48,792	$36,642
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended January 31, 2021 and February 2, 2020
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. (“Volt” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended November 1, 2020. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, is based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 1, 2020.

NOTE 2: Recently Issued Accounting Pronouncements

New Accounting Standards Not Yet Adopted by the Company

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Accounting Standards Codification (“ASC”) Topic 326), as clarified in ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2018-19, amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. The amendments are effective for fiscal years beginning after December 15, 2022, which for the Company will be the first quarter of fiscal 2024. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a significant impact on its consolidated financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted by the Company

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was effective for the Company in the first quarter of fiscal 2021. The Company’s securitization program references the LIBOR rate but only as a secondary rate to be used under specific circumstances. The adoption of this guidance had no significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. ASU 2018-13 was effective for the Company in the first quarter of fiscal 2021. The adoption of this guidance had no significant impact on the Company’s consolidated financial statements.
All other ASUs that became effective for Volt in the first three months of fiscal 2021 were not applicable to the Company at this time and therefore, did not have any impact during the period.

NOTE 3: Leases

The Company’s material operating leases consist of branch locations, as well as corporate office space. Our leases have remaining terms of 1 - 10 years. The lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal option periods. Volt determines if an arrangement meets the criteria of a lease at inception, at which time it also performs an analysis to determine whether the lease qualifies as operating or financing.
Operating leases are included in Right of use assets - operating leases and Operating lease liabilities, current and long-term, in the Condensed Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in Selling, administrative and other operating costs in the Condensed Consolidated Statements of Operations.

Components of Lease Expense (in thousands)	Three Months Ended
	January 31, 2021	February 2, 2020
Operating lease expense	$2,269	$2,921
Sublease income	(402)	(394)
Variable lease expense	188	201
Total (1)(2)	$2,055	$2,728
(1) The Company has minimal short-term lease expense.
(2) Approximately $0.6 million and $0.1 million of lease expense for the three months ended January 31, 2021 and February 2, 2020, respectively, is included in restructuring.

	Three Months Ended
Supplemental Cash Flows Information (in thousands)	January 31, 2021	February 2, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,925	$2,953
Operating ROU assets obtained in exchange for operating lease liabilities	$737	$137

	Three Months ended
Weighted Average Remaining Lease Term and Discount Rate	January 31, 2021	February 2, 2020
Weighted average remaining lease term (years)	7.8	8.3
Weighted average discount rate	6.3%	6.3%

Maturities of Operating Lease Liabilities (in thousands)	As of January 31, 2021
Fiscal Year:	Amount
2021	$7,456
2022	8,200
2023	6,979
2024	5,618
2025	5,255
Thereafter	22,895
Total future lease payments	$56,403
Less: Imputed interest	12,366
Total operating lease liabilities	$44,037

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

Disaggregation of Revenues

The following table presents our segment revenues disaggregated by service type (in thousands):

	Three Months Ended January 31, 2021
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$209,269	$182,567	$19,995	$6,647	$119	$(59)
Direct Placement Services	3,064	1,649	879	536	—	—
Managed Service Programs	5,625	—	3,139	2,486	—	—
	$217,958	$184,216	$24,013	$9,669	$119	$(59)

Geographical Markets:
Domestic	$192,832	$183,297	$—	$9,572	$—	$(37)
International	25,126	919	24,013	97	119	(22)
	$217,958	$184,216	$24,013	$9,669	$119	$(59)

	Three Months Ended February 2, 2020
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$210,043	$180,863	$23,607	$5,794	$203	$(424)
Direct Placement Services	3,217	1,532	1,008	677	—	—
Managed Service Programs	4,506	—	1,608	2,898	—	—
	$217,766	$182,395	$26,223	$9,369	$203	$(424)

Geographical Markets:
Domestic	$190,683	$181,768	$—	$9,318	$—	$(403)
International	27,083	627	26,223	51	203	(21)
	$217,766	$182,395	$26,223	$9,369	$203	$(424)

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

Accounts Receivable, Contract Assets and Contract Liabilities

The Company records accounts receivable when its right to consideration becomes unconditional and records a sales allowance as a liability. As of January 31, 2021, the change in the reserve balance from November 1, 2020 was minimal. Contract assets primarily relate to the Company’s rights to consideration for services provided that are conditional on satisfaction of future performance obligations. The Company records contract liabilities when payments are made or due prior to the related performance obligations being satisfied. The current portion of contract liabilities is included in Accrued insurance and other in the Condensed Consolidated Balance Sheets. The Company does not have any material contract assets or long-term contract liabilities as of January 31, 2021 and November 1, 2020.

Economic Factors

The Company’s operations are subject to variations in the economic condition and regulatory environment in their jurisdictions of operations. Adverse economic conditions may severely reduce the demand for the Company’s services and directly impact the revenue. In addition, the Company faces risks in complying with various legal requirements and unpredictable changes in both U.S. and foreign regulations which may have a financial impact on the business and operations.

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

NOTE 5: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended January 31, 2021 were (in thousands):

Foreign Currency Translation
Accumulated other comprehensive loss at beginning of the period	$(6,458)
Other comprehensive income	931
Accumulated other comprehensive loss at January 31, 2021	$(5,527)

There were no reclassifications from accumulated other comprehensive loss for the three months ended January 31, 2021 and February 2, 2020.

NOTE 6: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers, for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors is generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts, where contractually required. At January 31, 2021 and November 1, 2020, restricted cash included $4.1 million and $9.2 million, respectively, restricted for payment to associate vendors, and $0.6 million and $0.5 million, respectively, restricted for other collateral accounts.

At January 31, 2021 and November 1, 2020, restricted cash also included $4.0 million and $8.2 million, respectively, restricted under the Company’s long-term accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). This cash was restricted as it supplemented collateral provided by accounts receivable towards the Company’s aggregate borrowing base usage of $84.5 million, inclusive of $60.0 million outstanding and $24.5 million in issued letters of credit at January 31, 2021 and November 1, 2020.

Short-term investments were $3.2 million and $2.9 million at January 31, 2021 and November 1, 2020, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

NOTE 7: Fair Value Measurements

Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market to measure fair value, as described below:

a.Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.
b.Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.
c.Level 3 measurements include significant unobservable inputs.
The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, restricted cash, accounts receivable and accounts payable, approximated their fair values due to the short-term nature of these instruments.

The Company holds mutual funds to satisfy its obligations under its employee deferred compensation plan, which is carried at fair value based on quoted market prices in active markets for identical assets (Level 1). These short-term investments were $3.2 million and $2.9 million at January 31, 2021 and November 1, 2020, respectively. The carrying amounts of long-term debt recorded in the Company’s Condensed Consolidated Balance Sheets were $59.1 million and $59.2 million at January 31, 2021 and November 1, 2020, respectively. These amounts were net of deferred financing fees and approximated its fair value, which is determinable based on the interest rates the Company believes it could obtain for borrowings with similar terms (Level 2).

Certain assets, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Upon a triggering event or evidence of impairment, the Company determines the fair value of these assets using Level 3 inputs, typically within a discounted cash flow model.

There have been no changes in the methodology used to measure fair value of the financial instruments as well as any transfer of Level 3 assets or liabilities during the three months ended January 31, 2021.

NOTE 8: Income Taxes

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

The Company’s provision for income taxes primarily includes foreign jurisdictions and state taxes. The income tax provision in the first quarters of fiscal 2021 and 2020 were $0.3 million and $0.2 million, respectively, primarily related to locations outside of the United States. The Company’s quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company has analyzed the income tax impacts of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and has determined that it will not have a material impact to the Company.

NOTE 9: Debt

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

On March 27, 2020, the U.S. government enacted the CARES Act which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. As a result, as of January 31, 2021, $26.2 million of employer payroll tax payments were deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, that subsidiary may request that DZ Bank make loans from time-to-time to that subsidiary which are secured by liens on those receivables.

In July 2019, the Company amended and restated its long-term DZ Financing Program, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from originators in the United Kingdom, which added an additional $5.0 - $7.0 million in borrowing availability. In June 2020, the Maximum Facility Amount, as defined in the DZ Financing Program, was reduced from $115.0 million to $100.0 million.

In December 2020, the Company amended the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2023 to January 25, 2024; (2) extend the Facility Maturity Date, as defined in the DZ Financing Program, from July 25, 2023 to July 25, 2024; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020 to any fiscal year ending after 2021; (4) replace the existing TNW (“Tangible Net Worth”) covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; and (5) revise the eligibility threshold for the receivables of a large North American Staffing customer from 5% of eligible receivables to 8%, which increased our overall availability under the Program by $1.0 - $3.0 million. All other terms and conditions of the DZ Financing Program remain substantially unchanged.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of January 31, 2021, the letter of credit participation was $24.5 million inclusive of $23.3 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain real estate lease agreements.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum TNW, as defined under the DZ Financing Program, of at least $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; (2) positive net income in any fiscal year ending after 2021; (3) maximum debt to tangible net worth ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined under the DZ Financing Program. At January 31, 2021, the Company was in compliance with all debt covenants. At January 31, 2021, there was $2.2 million of borrowing availability, as defined under the DZ Financing Program.

At January 31, 2021, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million, with a weighted average annual interest rate of 1.9% during the first quarter of fiscal 2021. At February 2, 2020, the Company had outstanding borrowings under the DZ Financing Program of $55.0 million, with a weighted average annual rate of 3.5% during the first quarter of fiscal 2020.

Long-term debt consists of the following (in thousands):

	January 31, 2021	November 1, 2020
Financing programs	$60,000	$60,000
Less:
Deferred financing fees	919	846
Total long-term debt, net	$59,081	$59,154

NOTE 10: Earnings (Loss) Per Share

Basic and diluted net loss per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	January 31, 2021	February 2, 2020
Numerator
Net loss	$(2,446)	$(10,808)

Denominator
Basic weighted average number of shares	21,793	21,416
Diluted weighted average number of shares	21,793	21,416

Net loss per share:
Basic	$(0.11)	$(0.50)
Diluted	$(0.11)	$(0.50)

The diluted earnings per share for the three months ended January 31, 2021 did not include the effect of potentially dilutive outstanding shares comprised of 958,961 RSUs (defined below), 331,944 stock options and 194,417 PSUs (defined below) because the effect would have been anti-dilutive. The diluted earnings per share for the three months ended February 2, 2020 did not include the effect of potentially dilutive outstanding shares comprised of 653,210 RSUs, 530,135 stock options and 376,986 PSUs because the effect would have been anti-dilutive.

NOTE 11: Share-Based Compensation Plans

For the three months ended January 31, 2021 and February 2, 2020, the Company recognized share-based compensation expense of $0.2 million, and $0.5 million, respectively. These expenses are included in Selling, administrative and other operating costs in the Company’s Condensed Consolidated Statements of Operations.
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

The PSUs are eligible to vest in three equal tranches at the end of each performance period. Vesting of the PSUs is dependent on the achievement of the adjusted Earnings Before Interest, Taxes, Depreciation and Amortization margin percentage goals based on adjusted revenues at the end of each fiscal year of the one-year, two-year and three-year performance periods and provided that the employees remain employed with the Company on the applicable vesting date. The payout percentages can range from 0% to 150%. The RSUs for the employees vest in equal annual tranches over three years, provided the employees remain employed with the Company on the applicable vesting date. The RSUs for the Board of Directors vested one year from the grant date provided that the director provides continued service through the vesting date. The grant date fair value for the PSUs and RSUs is measured using the closing stock price on the grant date. The PSUs and RSUs had a total grant date fair value of approximately $1.2 million and $2.1 million, respectively.
Summary of Equity and Liability Awards
The following tables summarize the activities related to the Company’s share-based equity and liability awards for the three months ended January 31, 2021:

Performance Share Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at November 1, 2020	209,662	$3.91
Forfeited	(15,245)	$4.04
Outstanding at January 31, 2021	194,417	$3.90

Restricted Stock Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at November 1, 2020	976,180	$2.08
Forfeited	(7,734)	$3.87
Vested	(9,485)	$4.10
Outstanding at January 31, 2021	958,961	$2.04

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 1, 2020	331,944	$5.73	6.22	$—

Outstanding and Exercisable at January 31, 2021	331,944	$5.73	5.97	$—

For the three months ended January 31, 2021, there was no exercise of stock options. As of January 31, 2021, total unrecognized compensation expense of $1.0 million related to PSUs, stock options and RSUs will be recognized over the remaining weighted average vesting period of 1.8 years of which $0.6 million, $0.3 million and $0.1 million are expected to be recognized in fiscal 2021, 2022 and 2023, respectively.

NOTE 12: Restructuring and Severance Charges

The Company incurred total restructuring and severance costs of $0.6 million and $1.2 million in the first quarter of fiscal 2021 and 2020, respectively.
2020 Restructuring Plan
In the first quarter of fiscal 2020, the Company approved a restructuring plan (the “2020 Plan”) as part of its strategic initiative to optimize the Company’s cost infrastructure. The 2020 Plan leveraged the global capabilities of the Company's staffing operations based in Bangalore, India and off-shored a significant number of strategically identified roles to this location. The total costs incurred in connection with the 2020 Plan were $1.2 million, consisting of $0.1 million in North American Staffing, $0.1 million in International Staffing and $1.0 million in the Corporate and Other category.
Other Restructuring Costs
During the first quarter of fiscal 2021, there were other restructuring actions taken by the Company as part of its continued efforts to reduce costs. The Company recorded severance costs of $0.3 million primarily resulting from the elimination of certain positions and $0.6 million related to ongoing costs of facilities impaired in the second half of fiscal 2020 offset by a $0.3 million lease termination gain.

Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Condensed Consolidated Balance Sheets. Activity for the first three months of fiscal 2021 is summarized as follows (in thousands):

January 31, 2021
Balance, beginning of year	$212
Charged to expense	632
Cash payments	(439)
Ending Balance	$405
The remaining balance as of January 31, 2021 was $0.4 million, primarily related to other restructuring costs in the Corporate and Other category.

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

NOTE 14: Related Party Transactions

For the three months ended January 31, 2021 and February 2, 2020, the Company provided staffing services in the aggregate amount of $44,900 and $43,000, respectively, to a company where Volt's Chairman of the Board, William J. Grubbs, serves as President.

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

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Three Months Ended January 31, 2021
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$217,958	$184,216	$24,013	$9,669	$119	$(59)
Cost of services	185,276	157,636	19,851	7,784	64	(59)
Gross margin	32,682	26,580	4,162	1,885	55	—

Selling, administrative and other operating costs	33,747	20,646	3,788	1,353	7,960	—
Restructuring and severance costs	632	(241)	(8)	—	881	—
Impairment charge	31	—	—	—	31	—
Operating income (loss)	(1,728)	6,175	382	532	(8,817)	—
Other income (expense), net	(391)
Income tax provision	327
Net loss	$(2,446)

	Three Months Ended February 2, 2020
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$217,766	$182,395	$26,223	$9,369	$203	$(424)
Cost of services	186,339	157,394	22,030	7,255	84	(424)
Gross margin	31,427	25,001	4,193	2,114	119	—

Selling, administrative and other operating costs	39,497	24,809	3,819	1,360	9,509	—
Restructuring and severance costs	1,246	82	—	—	1,164	—
Impairment charge	11	11	—	—	—	—
Operating income (loss)	(9,327)	99	374	754	(10,554)	—
Other income (expense), net	(1,286)
Income tax provision	195
Net loss	$(10,808)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the anticipated effects of COVID-19). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. This MD&A should be read in conjunction with the MD&A included in our Form 10-K for the fiscal year ended November 1, 2020, as filed with the SEC on January 14, 2021 (the “2020 Form 10-K”). References in this document to “Volt,” “Company,” “we,” “us” and “our” mean Volt Information Sciences, Inc. and our consolidated subsidiaries, unless the context requires otherwise. The statements below should also be read in conjunction with the description of the risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of the 2020 Form 10-K and Part II, “Item 1A. Risk Factors” of this report. We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Note Regarding the Use of Non-GAAP Financial Measures

We have provided certain Non-GAAP financial information, which includes adjustments for special items and certain line items on a constant currency basis, as additional information for segment revenue, our consolidated net income (loss) and segment operating income (loss). These measures are not in accordance with, or an alternative for, measures prepared in accordance with generally accepted accounting principles (“GAAP”) and may be different from Non-GAAP measures reported by other companies. Our Non-GAAP measures are generally presented on a constant currency basis, and exclude (i) the impact of businesses sold or exited, (ii) the impact from the migration of certain clients from a traditional staffing model to a managed service model (“MSP transitions”) as we believe that the difference in revenue recognition accounting under each model of the MSP transitions could be misleading on a comparative period basis and (iii) the elimination of special items. Special items generally include impairments, restructuring and severance costs, as well as certain income or expenses which the Company does not consider indicative of the current and future period performance. We believe that the use of Non-GAAP measures provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations because they permit evaluation of the results of operations without the effect of currency fluctuations or special items that management believes make it more difficult to understand and evaluate our results of operations.

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

Demographics

As of January 31, 2021, we employed approximately 15,300 people, including 14,200 who were on contingent staffing assignments with our clients, and the remainder as full-time in-house employees. The workers on contingent staffing assignments are on our payroll for the length of their assignment with the client.

Diversity and Inclusion

Volt values building diverse teams, embracing different perspectives and fostering an inclusive, empowering work environment for our employees and clients. We have a long-standing commitment to equal employment opportunity as evidenced by the Company’s EEO policy. Of our in-house employee population, approximately 70% are women and approximately 40% have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. As part of Volt’s commitment to continued enhancements in this area, we launched our Expert Momentum Diversity and Inclusion Program. This program involved the creation of a task force made up of a group of employees from across the organization. The program has established initiatives to strengthen the promotion of workplace diversity for our employees and clients, to create a collaborative environment that promotes authenticity and a culture that celebrates our differences, and embraces a collaborative environment with unique experiences and diverse perspectives. The program’s task force will enhance company-wide engagement on diversity and inclusion, provide education opportunities for our employees, help identify areas for improvement and monitor progress against these initiatives.

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

Professional Development and Training

We believe a key factor in employee retention is training and professional development for our talent. We have training programs across all levels of the Company to meet the needs of various roles, specialized skill sets and departments across the Company. All field associates receive Volt’s General Safety Orientation prior to assignment and site-specific job task training from our clients. Volt offers the Federal Ten Hour and other specialty safety programs to key employees and clients as a value-add feature of our services. Volt is committed to the security and confidentiality of our employees’ personal information and employs software tools and periodic employee training programs to promote security and information protection at all levels. We utilize certain employee turnover rates and productivity metrics in assessing our employee programs to ensure that they are structured to instill high levels of in-house employee tenure, low levels of voluntary turnover and the optimization of productivity and performance across our entire workforce. Additionally, we have implemented a new performance evaluation program which adopts a modern approach to valuing and strengthening individual performance through on-going interactive progress assessments related to established goals and objectives.

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

COVID-19 and Our Response

The global spread of COVID-19, which was declared a global pandemic by the World Health Organization (“WHO”) on March 11, 2020, created significant volatility, uncertainty and global macroeconomic disruption. Our business experienced significant changes in revenue trends at the mid-point of our second quarter of fiscal 2020 as market conditions rapidly deteriorated and continued to decline through the beginning of our third quarter of fiscal 2020. During the second half of fiscal 2020 through the first quarter of fiscal 2021, revenue has increased sequentially as a result of a combination of existing customers returning to work, expanding business with existing customers and winning new customers.

Beginning in mid-March 2020 and continuing through the end of fiscal 2020, a number of countries and U.S. federal, state and local governments issued varying levels of stay-at-home orders requiring persons who were not engaged in essential activities and businesses as defined in those specific orders to remain at home or requiring reduced operations and capacity to comply with social distancing. Our first priority, with regard to the COVID-19 pandemic, was to ensure the health and safety of our employees, clients, suppliers and others with whom we partner in our business activities to continue our business operations in this unprecedented business environment. Our business was largely converted to a remote in-house workforce and remained open as we provided key services to essential businesses, both remotely and onsite at our customers’ locations.

Throughout fiscal 2020 and through the first quarter of fiscal 2021, we operated a hybrid-model with certain locations fully operational and other offices opening on a limited voluntary basis. Our COVID-19 Incident Response Team, comprised of key senior leaders in the organization, continues to monitor the most up-to-date developments and safety standard from from the Centers for Disease Control and Prevention, WHO, Occupational Safety and Health Administration and other key authorities to determine whether to close offices, reduce capacity or change required mitigation measures based on federal, state and local regulations as well as guidance from the key authorities described above.

While our global business environment is and will continue to operate in various stages of economic turbulence, we have continued to see a gradual increase in order activity and demand throughout the Company, including certain positive impacts of customers reopening previously shut down site operations. Although there is still significant uncertainty related to COVID-19 as well as the availability and efficacy of vaccines, our ability to continue successfully serving our existing customers during this pandemic as well as our agility in responding to immediate and critical demands in new areas has allowed us to mitigate the more significant adverse impacts of this global environment to date.

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
Due to the economic impact and continued uncertainty related to the COVID-19 pandemic, we continue to assess our real estate footprint to evaluate potential opportunities for consolidation and downscaling. During the second half of fiscal 2020, the Company made decisions that impacted several leased office locations throughout North America, triggering impairment reviews which resulted in impairment charges of $16.1 million to reduce the carrying value of these assets to their estimated fair value.

Recent Developments

None

Consolidated Results by Segment

	Three Months Ended January 31, 2021
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$217,958	$184,216	$24,013	$9,669	$119	$(59)
Cost of services	185,276	157,636	19,851	7,784	64	(59)
Gross margin	32,682	26,580	4,162	1,885	55	—

Selling, administrative and other operating costs	33,747	20,646	3,788	1,353	7,960	—
Restructuring and severance costs	632	(241)	(8)	—	881	—
Impairment charge	31	—	—	—	31	—
Operating income (loss)	(1,728)	6,175	382	532	(8,817)	—
Other income (expense), net	(391)
Income tax provision	327
Net loss	$(2,446)

	Three Months Ended February 2, 2020
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$217,766	$182,395	$26,223	$9,369	$203	$(424)
Cost of services	186,339	157,394	22,030	7,255	84	(424)
Gross margin	31,427	25,001	4,193	2,114	119	—

Selling, administrative and other operating costs	39,497	24,809	3,819	1,360	9,509	—
Restructuring and severance costs	1,246	82	—	—	1,164	—
Impairment charge	11	11	—	—	—	—
Operating income (loss)	(9,327)	99	374	754	(10,554)	—
Other income (expense), net	(1,286)
Income tax provision	195
Net loss	$(10,808)

Results of Operations Consolidated (Q1 2021 vs. Q1 2020)

Net revenue in the first quarter of fiscal 2021 increased $0.2 million, to $218.0 million from $217.8 million in the first quarter of fiscal 2020. The net revenue increase was primarily due to increases in our North American Staffing segment, net of eliminations, of $2.2 million and North American MSP segment of $0.3 million, partially offset by a decrease in our International Staffing segment of $2.2 million. Excluding $2.1 million related to MSP transitions and the positive impact of foreign currency fluctuations of $1.4 million, net revenue increased $0.9 million, or 0.4%.
Operating loss in the first quarter of fiscal 2021 decreased $7.6 million, to $1.7 million from $9.3 million in the first quarter of fiscal 2020. Excluding the restructuring and severance costs and impairment charges, operating loss decreased $7.0 million. This decrease in operating loss of $7.0 million was primarily the result of improvements in our North American Staffing segment of $5.7 million and the Corporate and Other category of $1.5 million. These improvements were partially offset by a $0.2 million decrease in the North American MSP segment.

Results of Operations by Segment (Q1 2021 vs. Q1 2020)
Net Revenue

The North American Staffing segment revenue in the first quarter of fiscal 2021 increased $1.8 million, or 1.0%, to $184.2 million from $182.4 million in the first quarter of fiscal 2020. Excluding $2.1 million in revenue from MSP transitions, adjusted revenue increased $3.9 million, or 2.2%. The increase is attributable to new business wins in a combination of retail and mid-market clients, combined with the expansion of business within existing clients.
The International Staffing segment revenue in the first quarter of fiscal 2021 decreased $2.2 million, or 8.4%, to $24.0 million from $26.2 million in the first quarter of fiscal 2020, primarily due to lower staffing revenue in the United Kingdom and Belgium partially offset by increases in Singapore and France. Excluding the positive impact of foreign exchange rate fluctuations of $1.4 million, revenue decreased $3.6 million, or 12.9%.
The North American MSP segment revenue in the first quarter of fiscal 2021 increased $0.3 million, or 3.2%, to $9.7 million from $9.4 million in the first quarter of fiscal 2020. The increase is primarily attributable to increased demand in its payroll service business partially offset by declines in managed service revenue business.
Cost of Services and Gross Margin
Cost of services in the first quarter of fiscal 2021 decreased $1.0 million, or 0.6%, to $185.3 million from $186.3 million in the first quarter of fiscal 2020. This decrease is primarily due to a $2.2 million decrease in International Staffing related to the 8.4% decline in revenue, partially offset by a $0.5 million benefit from government wage subsidies and $0.2 million from improved workers’ compensation claims experience.
Gross margin as a percent of revenue in the first quarter of fiscal 2021 increased to 15.0% from 14.4% in the first quarter of fiscal 2020. Our North American Staffing segment margin as a percent of revenue increased primarily due to lower employee-related costs and a mix of higher margin business. Our International Staffing segment margin as a percent of revenue primarily increased due to improved margins in the United Kingdom. Our North American MSP segment margin as a percent of revenue decreased primarily due to an increase in lower-margin payroll service business. Government wage subsidies accounted for 30 basis points of the increase in the first quarter of fiscal 2021.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first quarter of fiscal 2021 decreased $5.8 million, or 14.6%, to $33.7 million from $39.5 million in the first quarter of fiscal 2020. The decrease was primarily due to cost reductions and working remotely, including $3.6 million in labor and related costs due to lower headcount partially offset by higher incentives on the increased sales volume, $1.3 million in lower facility related costs due to consolidating our real estate footprint and $0.6 million in lower consulting fees as well as smaller declines in travel and depreciation. As a percent of revenue, selling, administrative and other operating costs were 15.5% and 18.1% in the first quarter of fiscal 2021 and 2020, respectively.
Restructuring and Severance Costs
Restructuring and severance costs in the first quarter of fiscal 2021 decreased $0.6 million, to $0.6 million from $1.2 million in the first quarter of fiscal 2020. Restructuring and severance costs in the first quarter of fiscal 2021 primarily included $0.3 million of severance costs resulting from the elimination of certain positions as part of our continued efforts to reduce costs and $0.6 million related to the ongoing costs of facilities impaired in the second half of fiscal 2020 offset by a $0.3 million lease termination gain. The restructuring and severance costs in the first quarter of fiscal 2020 were primarily due to our plan to leverage the global capabilities of our staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location.
Other Income (Expense), net
Other expense in the first quarter of fiscal 2021 decreased $0.9 million, to $0.4 million from $1.3 million in the first quarter of fiscal 2020 due to a decrease in non-cash foreign exchange losses primarily on intercompany balances and lower interest expense due to lower rates.
Income Tax Provision
The income tax provisions of $0.3 million and $0.2 million in the first quarter of fiscal 2021 and 2020, respectively, were primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and proceeds from our financing arrangement (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). Borrowing capacity under this arrangement is directly impacted by the level of accounts receivable, which fluctuates during the year due to seasonality and other factors. Our business is subject to seasonality with our fiscal first quarter billings typically the lowest due to the holiday season and generally increasing in the fiscal third and fourth quarters when our customers increase the use of contingent labor. Generally, the first and fourth quarters of our fiscal year are the strongest for operating cash flows. Our operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for our contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. We generally provide customers with 15 - 45 day credit terms, with few extenuating exceptions, while our payroll and certain taxes are paid weekly.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. As a result, $26.2 million of employer payroll tax payments were deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. In addition, certain state governments have delayed payment of various state payroll taxes for a shorter period of time. State payroll taxes of approximately $4.1 million deferred from the fourth quarter of fiscal 2020 were paid in the first quarter of fiscal 2021. The Company’s payment of approximately $5.2 million of state payroll taxes will be deferred from the first quarter of fiscal 2021 with payments scheduled to begin in the second quarter of fiscal 2021. We also benefited from certain government wage subsidies during the first quarter of fiscal 2021. We are in the process of assessing our benefit and further potential credits as well as other impacts of the CARES Act on our business.

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

In July 2019, the Company amended and restated its long-term DZ Financing Program, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from originators in the United Kingdom, which added an additional $5.0 - $7.0 million in borrowing availability. In June 2020, the Maximum Facility Amount, as defined in the DZ Financing Program, was reduced from $115.0 million to $100.0 million.

In December 2020, the Company amended the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2023 to January 25, 2024; (2) extend the Facility

Maturity Date, as defined in the DZ Financing Program, from July 25, 2023 to July 25, 2024; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020 to any fiscal year ending after 2021; (4) replace the existing TNW (“Tangible Net Worth”) covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; and (5) revise the eligibility threshold for the receivables of a large North American Staffing customer from 5% of eligible receivables to 8%, which increased our overall availability under the Program by $1.0 - $3.0 million. All other terms and conditions of the DZ Financing Program remain substantially unchanged.

Entering fiscal 2021, we have significant tax benefits including federal net operating loss carryforwards of $212.0 million, U.S. state net operating loss carryforwards of $230.0 million, international NOL carryforwards of $10.3 million and federal tax credits of $54.7 million, which are fully reserved with a valuation allowance which we will be able to utilize against future profits. As of November 1, 2020, the U.S. federal NOL carryforwards will expire at various dates beginning in 2031 (with some indefinite), the U.S. state NOL carryforwards will expire at various dates beginning in 2021 (with some indefinite), the international NOL carryforwards will expire at various dates beginning in 2021 (with some indefinite) and federal tax credits will expire between 2021 and 2040.

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

We experienced a decline in the demand for our services in fiscal 2020 due to the impact of the COVID-19 pandemic. As a result, our operating cash flow increased and accounts receivable balances decreased as customer collections outpaced sales. This pattern is not sustainable in the event the pandemic continues at resurgence levels or an economic downturn continues for an extended period. However, we experienced improved client payment patterns beginning in the second half of fiscal 2020 and we expect this trend to continue through fiscal 2021. We will continue to monitor default risks and diligently pursue payments from our customers consistent with original payment terms.
Many governments in countries and territories in which we do business have announced that certain payroll, income and other tax payments may be deferred without penalty for a certain period of time as well as providing other cash flow related relief packages. We determined that we qualify for the payroll tax deferral which allows us to delay payment of the employer portion of payroll taxes and we are evaluating whether we qualify for certain employment tax credits. If we qualify for such credits, the credits will be treated as government wage subsidies which will offset related operating expenses. We continue to actively monitor these relief packages to take advantage of all of those which are available to us.

At January 31, 2021, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million. Borrowing availability, as defined under the DZ Financing Program, was $2.2 million and global liquidity was $39.2 million at January 31, 2021.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the financial covenants. At January 31, 2021, we were in compliance with all debt covenants. We believe, based on our current outlook, we will continue to be able to meet our financial covenants.

The following table sets forth our cash and global liquidity levels at the end of our last five quarters (in thousands):

Global Liquidity
	February 2, 2020	May 3, 2020	August 2, 2020	November 1, 2020	January 31, 2021
Cash and cash equivalents (a)	$30,876	$26,223	$30,928	$38,550	$40,062

Total outstanding debt	$55,000	$60,000	$60,000	$60,000	$60,000

Cash in banks (b)(c)	$21,287	$22,876	$26,126	$36,218	$36,962
DZ Financing Program	11,302	4,202	5,122	2,828	2,225
Global liquidity	32,589	27,078	31,248	39,046	39,187
Minimum liquidity threshold	15,000	15,000	15,000	15,000	15,000
Available liquidity	$17,589	$12,078	$16,248	$24,046	$24,187

a.Per financial statements.
b.Amount generally includes outstanding checks.
c.Amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of January 31, 2021, the balance in the USB collections account included in the DZ Financing Program availability was $6.3 million.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Three Months Ended
	January 31, 2021	February 2, 2020
Net cash (used in) provided by operating activities	$(6,499)	$33
Net cash used in investing activities	(963)	(1,034)
Net cash used in financing activities	(166)	(236)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	(565)
Net decrease in cash, cash equivalents and restricted cash	$(7,641)	$(1,802)

Cash Flows - Operating Activities

The net cash used in operating activities in the three months ended January 31, 2021 increased $6.5 million from the cash provided by operating activities in the three months ended February 2, 2020. This increase resulted primarily from a $15.0 million decrease in cash provided by operating assets and liabilities, primarily from an increase in accounts receivable due to increased sales volume partially offset by an increase in accrued expenses. This increase in cash used in operating activities was partially offset by a decrease in net loss of $8.4 million.

Cash Flows - Investing Activities

The net cash used in investing activities in the three months ended January 31, 2021 was $1.0 million, as a result of purchases of property, equipment and software. The net cash used in investing activities in the three months ended February 2, 2020 was $1.0 million, principally for the purchases of property, equipment and software of $1.4 million, partially offset by proceeds of $0.4 million from the sale of property, equipment and software.

Cash Flows - Financing Activities

The net cash used in financing activities was $0.2 million in both the three months ended January 31, 2021 and February 2, 2020 as a result of debt issuance costs.
Financing Program

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, that subsidiary may request that DZ Bank make loans from time-to-time to that subsidiary which are secured by liens on those receivables.

In July 2019, the Company amended and restated its DZ Financing Program, which was originally executed on January 25, 2018. The restated agreement allows for the inclusion of certain accounts receivable from originators in the United Kingdom, which added an additional $5.0 - $7.0 million in borrowing availability. In June 2020, the Maximum Facility Amount as defined in the DZ Financing Program, was reduced from $115.0 million to $100.0 million.

In December 2020, the Company amended the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2023 to January 25, 2024; (2) extend the Facility Maturity Date, as defined in the DZ Financing Program, from July 25, 2023 to July 25, 2024; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020 to any fiscal year ending after 2021; (4) replace the existing TNW covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; and (5) revise the eligibility threshold for the receivables of a large North American Staffing customer from 5% of eligible receivables to 8%, which increased our overall availability under the Program by $1.0 - $3.0 million. All other terms and conditions of the DZ Financing Program remain substantially unchanged.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of January 31, 2021, the letter of credit participation was $24.5 million inclusive of $23.3 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain real estate lease agreements.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum TNW, as defined in the DZ Financing Program, of $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021, $25.0 million in each quarter thereafter; (2) positive net income in any fiscal year ending after 2021; (3) maximum debt to TNW ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined in the DZ Financing Program. At January 31, 2021, there was $2.2 million of borrowing availability, as defined in the DZ Financing Program, and the Company was in compliance with all debt covenants, as amended.

Off-Balance Sheet Arrangements

As of January 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in conjunction with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended November 1, 2020.
Market risk is the potential economic gain or loss that may result from changes in market rates and prices. In the normal course of business, the Company’s earnings, cash flows and financial position are exposed to market risks relating to the impact of interest rate changes and foreign currency exchange rate fluctuations. We limit these risks through risk management policies and procedures.
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At January 31, 2021, we had cash and cash equivalents on which interest income is earned at variable rates. At January 31, 2021, we had a long-term $100.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, net interest expense and other expense are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.1 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.3 million in the first three months of fiscal 2021.
Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the fiscal period balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect on the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar strengthened relative to many foreign currencies as of January 31, 2021 compared to November 1, 2020. Consequently, stockholders’ equity increased $0.9 million as a result of the foreign currency translation as of January 31, 2021.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of January 31, 2021 would result in an approximate $1.9 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of January 31, 2021 would result in an approximate $1.9 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our 2020 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS
There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description

3.1
Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015 filed June 10, 2015; File No. 001-09232)

3.2
Amended and Restated By-Laws of the Company, as amended through September 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2017; File No. 001-9232)

10.1
Amendment No. 5 dated December 17, 2020 to the Amended and Restated Receivables Loan and Security Agreement, dated as of July 19, 2019, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2020; File No. 001-9232)

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

VOLT INFORMATION SCIENCES, INC.

Date: March 16, 2021	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2021	By:	/s/ Herbert M. Mueller
Herbert M. Mueller
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 16, 2021	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller, Chief Accounting Officer and Treasurer (Principal Accounting Officer)