Form 10-Q
period 2021-05-02
VOLT INFORMATION SCIENCES, INC.
filed 2021-06-16
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended May 2, 2021
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

As of June 11, 2021, there were 21,736,575 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020
NET REVENUE	$222,092	$207,275	$440,050	$425,041
Cost of services	185,613	175,038	370,889	361,377
GROSS MARGIN	36,479	32,237	69,161	63,664

EXPENSES
Selling, administrative and other operating costs	32,950	36,189	66,697	75,686
Restructuring and severance costs	595	411	1,227	1,657
Impairment charges	261	—	292	11
OPERATING INCOME (LOSS)	2,673	(4,363)	945	(13,690)

OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(430)	(621)	(907)	(1,321)
Foreign exchange gain (loss), net	71	(266)	313	(594)
Other income (expense), net	(147)	(152)	(303)	(410)
TOTAL OTHER INCOME (EXPENSE), NET	(506)	(1,039)	(897)	(2,325)

INCOME (LOSS) BEFORE INCOME TAXES	2,167	(5,402)	48	(16,015)
Income tax provision	288	23	615	218
NET INCOME (LOSS)	$1,879	$(5,425)	$(567)	$(16,233)

PER SHARE DATA:
Basic:
Net income (loss)	$0.09	$(0.25)	$(0.03)	$(0.76)
Weighted average number of shares	21,793	21,416	21,793	21,416

Diluted:
Net income (loss)	$0.08	$(0.25)	$(0.03)	$(0.76)
Weighted average number of shares	22,588	21,416	21,793	21,416

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020
NET INCOME (LOSS)	$1,879	$(5,425)	$(567)	$(16,233)
Other comprehensive income (loss):
Foreign currency translation adjustments net of taxes of $0 and $0, respectively	160	(602)	1,091	(238)
COMPREHENSIVE INCOME (LOSS)	$2,039	$(6,027)	$524	$(16,471)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	May 2, 2021	November 1, 2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,231	$38,550
Restricted cash and short-term investments	12,788	20,736
Trade accounts receivable, net of allowances of $156 and $219, respectively	127,435	121,916
Other current assets	7,567	7,058
TOTAL CURRENT ASSETS	195,021	188,260
Property, equipment and software, net	20,180	22,167
Right of use assets - operating leases	23,513	25,107
Other assets, excluding current portion	6,633	6,311
TOTAL ASSETS	$245,347	$241,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$18,630	$18,357
Accounts payable	24,793	31,221
Accrued taxes other than income taxes	31,828	12,983
Accrued insurance and other	17,710	15,908
Operating lease liabilities	6,817	7,144
Income taxes payable	515	891
TOTAL CURRENT LIABILITIES	100,293	86,504
Accrued payroll taxes and other, excluding current portion	21,237	29,988
Operating lease liabilities, excluding current portion	35,424	38,232
Income taxes payable, excluding current portion	90	90
Deferred income taxes	—	3
Long-term debt, net	59,153	59,154
TOTAL LIABILITIES	216,197	213,971
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 21,736,575 shares and 21,729,400 shares, respectively	2,374	2,374
Paid-in capital	80,673	79,937
Accumulated deficit	(30,505)	(29,793)
Accumulated other comprehensive loss	(5,367)	(6,458)
Treasury stock, at cost; 2,001,428 and 2,008,603 shares, respectively	(18,025)	(18,186)
TOTAL STOCKHOLDERS’ EQUITY	29,150	27,874
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,347	$241,845
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)
(unaudited)

	Six Months Ended May 2, 2021
	Common Stock $0.10 Par Value		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT NOVEMBER 1, 2020	23,738,003	$2,374	$79,937	$(29,793)	$(6,458)	$(18,186)	$27,874
Net loss	—	—	—	(2,446)	—	—	(2,446)
Share-based compensation	—	—	226	—	—	—	226
Issuance of common stock	—	—	(21)	(145)	—	161	(5)
Other comprehensive income	—	—	—	—	931	—	931
BALANCE AT JANUARY 31, 2021	23,738,003	$2,374	$80,142	$(32,384)	$(5,527)	$(18,025)	$26,580
Net income	—	—	—	1,879	—	—	1,879
Share-based compensation	—	—	531	—	—	—	531
Other comprehensive income	—	—	—	—	160	—	160
BALANCE AT MAY 2, 2021	23,738,003	$2,374	$80,673	$(30,505)	$(5,367)	$(18,025)	$29,150

	Six Months Ended May 3, 2020
	Common Stock $0.10 Par Value		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT NOVEMBER 3, 2019	23,738,003	$2,374	$77,688	$(10,917)	$(6,801)	$(26,155)	$36,189
Effect of new accounting principle	—	—	—	22,216	—	—	22,216
Net loss	—	—	—	(10,808)	—	—	(10,808)
Share-based compensation	—	—	511	—	—	—	511
Issuance of common stock	—	—	(114)	(739)	—	846	(7)
Other comprehensive income	—	—	—	—	364	—	364
BALANCE AT FEBRUARY 2, 2020	23,738,003	$2,374	$78,085	$(248)	$(6,437)	$(25,309)	$48,465
Net loss	—	—	—	(5,425)	—	—	(5,425)
Share-based compensation	—	—	508	—	—	—	508
Other comprehensive loss	—	—	—	—	(602)	—	(602)
BALANCE AT MAY 3, 2020	23,738,003	$2,374	$78,593	$(5,673)	$(7,039)	$(25,309)	$42,946

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 2, 2021	May 3, 2020
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(567)	$(16,233)
Adjustment to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	3,656	4,000
Non-cash operating lease expense	4,521	4,043
Release of doubtful accounts and sales allowances	(9)	(7)
Unrealized foreign currency exchange loss	511	293
Impairment charges	292	11
Gain on dispositions of property, equipment and software	—	(287)
Share-based compensation	757	1,019
Change in operating assets and liabilities:
Trade accounts receivable	(5,479)	19,407
Other assets	(431)	(283)
Accounts payable	(6,439)	(6,611)
Accrued expenses and other liabilities	5,432	(2,531)
Income taxes	(432)	89
Net cash provided by operating activities	1,812	2,910
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Sales of investments	207	547
Purchases of investments	(263)	(284)
Proceeds from sale of property, equipment and software	16	352
Purchases of property, equipment and software	(1,755)	(3,092)
Net cash used in investing activities	(1,795)	(2,477)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Repayment of borrowings	—	(15,000)
Draw-down on borrowings	—	20,000
Debt issuance costs	(166)	(243)
Other	23	(6)
Net cash (used in) provided by financing activities	(143)	4,751
Effect of exchange rate changes on cash, cash equivalents and restricted cash	281	(521)
Net increase in cash, cash equivalents and restricted cash	155	4,663
Cash, cash equivalents and restricted cash, beginning of period	56,433	38,444
Cash, cash equivalents and restricted cash, end of period	$56,588	$43,107

Cash paid during the period:
Interest	$917	$1,382
Income taxes	$142	$258

Reconciliation of cash, cash equivalents, and restricted cash:
Current assets:
Cash and cash equivalents	$47,231	$26,223
Restricted cash included in Restricted cash and short-term investments	9,357	16,884
Cash, cash equivalents and restricted cash, end of period	$56,588	$43,107
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended May 2, 2021 and May 3, 2020
(Unaudited)

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

All other ASUs that became effective for Volt in the first six months of fiscal 2021 were not applicable to the Company at this time and therefore, did not have any impact during the period.

NOTE 3: Leases

The Company’s material operating leases consist of branch locations, as well as corporate office space. Our leases have remaining terms of 1 - 9 years. The lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal option periods. Volt determines if an arrangement meets the criteria of a lease at inception, at which time it also performs an analysis to determine whether the lease qualifies as operating or financing.
Operating leases are included in Right of use assets - operating leases and Operating lease liabilities, current and long-term, in the Condensed Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in Selling, administrative and other operating costs in the Condensed Consolidated Statements of Operations. The Company’s finance lease arrangements are immaterial.

Components of Lease Expense (in thousands)	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020
Operating lease expense	$2,225	$3,003	$4,494	$5,924
Sublease income	(408)	(394)	(810)	(788)
Variable lease expense	362	126	743	327
Total (1)(2)	$2,179	$2,735	$4,427	$5,463
(1) The Company has minimal short-term lease expense.
(2) Lease expense included in restructuring is approximately $0.5 million and $1.1 million for the three and six months ended May 2, 2021 and $0.1 million and $0.1 million for the three and six months ended May 3, 2020.

	Six Months Ended
Supplemental Cash Flows Information (in thousands)	May 2, 2021	May 3, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$5,656	$5,868
Operating ROU assets obtained in exchange for operating lease liabilities	$1,138	$680

	Six Months Ended
Weighted Average Remaining Lease Term and Discount Rate	May 2, 2021	May 3, 2020
Weighted average remaining lease term (years)	7.7	8.2
Weighted average discount rate	6.3%	6.3%

Maturities of Lease Liabilities (in thousands)	As of May 2, 2021
Fiscal Year:	Amount
Remainder of 2021	$4,878
2022	8,350
2023	7,042
2024	5,676
2025	5,275
Thereafter	22,901
Total future lease payments	$54,122
Less: Imputed interest	11,735
Total lease liabilities	$42,387

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

Disaggregation of Revenues

The following table presents our segment revenues disaggregated by service type (in thousands):

	Three Months Ended May 2, 2021
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$211,907	$182,353	$22,535	$6,934	$117	$(32)
Direct Placement Services	3,749	1,942	1,276	531	—	—
Managed Service Programs	6,436	—	4,069	2,367	—	—
	$222,092	$184,295	$27,880	$9,832	$117	$(32)

Geographical Markets:
Domestic	$193,043	$183,323	$—	$9,745	$—	$(25)
International	29,049	972	27,880	87	117	(7)
	$222,092	$184,295	$27,880	$9,832	$117	$(32)

	Three Months Ended May 3, 2020
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$199,443	$171,966	$21,499	$6,137	$187	$(346)
Direct Placement Services	3,151	1,420	875	856	—	—
Managed Service Programs	4,681	—	1,929	2,752	—	—
	$207,275	$173,386	$24,303	$9,745	$187	$(346)

Geographical Markets:
Domestic	$181,870	$172,548	$—	$9,648	$—	$(326)
International	25,405	838	24,303	97	187	(20)
	$207,275	$173,386	$24,303	$9,745	$187	$(346)

	Six Months Ended May 2, 2021
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$421,175	$364,919	$42,530	$13,581	$236	$(91)
Direct Placement Services	6,814	3,592	2,155	1,067	—	—
Managed Service Programs	12,061	—	7,208	4,853	—	—
	$440,050	$368,511	$51,893	$19,501	$236	$(91)

Geographical Markets:
Domestic	$385,875	$366,619	$—	$19,317	$—	$(61)
International	54,175	1,892	51,893	184	236	(30)
	$440,050	$368,511	$51,893	$19,501	$236	$(91)

	Six Months Ended May 3, 2020
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$409,486	$352,829	$45,106	$11,931	$390	$(770)
Direct Placement Services	6,368	2,952	1,883	1,533	—	—
Managed Service Programs	9,187	—	3,537	5,650	—	—
	$425,041	$355,781	$50,526	$19,114	$390	$(770)

Geographical Markets:
Domestic	$372,553	$354,316	$—	$18,966	$—	$(729)
International	52,488	1,465	50,526	148	390	(41)
	$425,041	$355,781	$50,526	$19,114	$390	$(770)

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

Accounts Receivable, Contract Assets and Contract Liabilities

The Company records accounts receivable when its right to consideration becomes unconditional and records a sales allowance as a liability. As of May 2, 2021, the change in the reserve balance from November 1, 2020 was immaterial. Contract assets primarily relate to the Company’s rights to consideration for services provided that are conditional on satisfaction of future performance obligations. The Company records contract liabilities when payments are made or due prior to the related performance obligations being satisfied. The current portion of contract liabilities is included in Accrued insurance and other in the Condensed Consolidated Balance Sheets. The Company does not have any material contract assets or long-term contract liabilities as of May 2, 2021 and November 1, 2020.

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

The global spread of COVID-19, or coronavirus, created significant volatility, uncertainty and global macroeconomic disruption. This was due to related government actions, non-governmental agency recommendations and public perceptions and disruption in global economic and labor market conditions. Our business, results of operations and financial condition have been and may continue to be impacted by the coronavirus pandemic, related government actions and any future adverse impacts could be material and are difficult to predict.

NOTE 5: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three and six months ended May 2, 2021 were (in thousands):

	Three Months Ended	Six Months Ended
	May 2, 2021
	Foreign Currency Translation
Accumulated other comprehensive loss at beginning of the period	$(5,527)	$(6,458)
Other comprehensive income	160	1,091
Accumulated other comprehensive loss at May 2, 2021	$(5,367)	$(5,367)

There were no reclassifications from accumulated other comprehensive loss for the three and six months ended May 2, 2021 and May 3, 2020.

NOTE 6: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers, for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors is generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts, where contractually required. At May 2, 2021 and November 1, 2020, restricted cash included $4.6 million and $9.2 million, respectively, restricted for payment to associate vendors, and $0.6 million and $0.5 million, respectively, restricted for other collateral accounts.

At May 2, 2021 and November 1, 2020, restricted cash also included $4.2 million and $8.2 million, respectively, restricted under the Company’s long-term accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). At May 2, 2021, this cash was restricted as it supplemented collateral provided by accounts receivable towards the Company’s aggregate borrowing base usage of $82.1 million, inclusive of $60.0 million outstanding and $22.1 million in issued letters of credit. At November 1, 2020, this cash was restricted as it supplemented collateral provided by accounts receivable towards the Company’s aggregate borrowing base usage of $84.5 million, inclusive of $60.0 million outstanding and $24.5 million in issued letters of credit.

Short-term investments were $3.4 million and $2.9 million at May 2, 2021 and November 1, 2020, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company holds mutual funds to satisfy its obligations under its employee deferred compensation plan, which is carried at fair value based on quoted market prices in active markets for identical assets (Level 1). These short-term investments were $3.4 million and $2.9 million at May 2, 2021 and November 1, 2020, respectively. The carrying amounts of long-term debt recorded in the Company’s Condensed Consolidated Balance Sheets was $59.2 million at May 2, 2021 and November 1, 2020. This amount was net of deferred financing fees and approximated its fair value, which is determinable based on the interest rates the Company believes it could obtain for borrowings with similar terms (Level 2).

Certain assets, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Upon a triggering event or evidence of impairment, the Company determines the fair value of these assets using Level 3 inputs, typically within a discounted cash flow model.

There have been no changes in the methodology used to measure fair value of the financial instruments as well as any transfer of Level 3 assets or liabilities during the three and six months ended May 2, 2021.

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

The Company’s provision for income taxes primarily includes foreign jurisdictions and state taxes. The income tax provision in the second quarter of fiscal 2021 and 2020 were $0.3 million and less than $0.1 million, respectively, primarily related to locations outside of the United States. For the first six months ended May 2, 2021 and May 3, 2020, the income tax provision was $0.6 million and $0.2 million, respectively, primarily related to locations outside of the United States. The Company’s quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

The Company manages its cash flow and related liquidity on a global basis. The weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $17.0 million. The Company generally targets minimum global liquidity to be approximately 1.5 times its average weekly requirements. The Company also maintains minimum effective cash balances in foreign operations and uses a multi-currency netting and overdraft facility for its European entities to further minimize overseas cash requirements.

On March 27, 2020, the U.S. government enacted the CARES Act which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. As a result, as of May 2, 2021, $26.2 million of employer payroll tax payments were deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.

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

In December 2020, the Company amended the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2023 to January 25, 2024; (2) extend the Facility Maturity Date, as defined in the DZ Financing Program, from July 25, 2023 to July 25, 2024; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020 to any fiscal year ending after 2021; (4) replace the existing Tangible Net Worth (“TNW”) covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; and (5) revise the eligibility threshold for the receivables of a large North American Staffing customer from 5% of eligible receivables to 8%, which increased our overall availability under the Program by $1.0 - $3.0 million. All other terms and conditions of the DZ Financing Program remain substantially unchanged.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of May 2, 2021, the letter of credit participation was $22.1 million inclusive of $20.9 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain real estate lease agreements.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum TNW, as defined under the DZ Financing Program, of at least $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; (2) positive net income in any fiscal year ending after 2021; (3) maximum debt to tangible net worth ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined under the DZ Financing Program. At May 2, 2021, the Company was in compliance with all debt covenants. At May 2, 2021, there was $2.9 million of borrowing availability, as defined under the DZ Financing Program.

At May 2, 2021, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million, with a weighted average annual interest rate of 1.9% during both the second quarter of fiscal 2021 and for the first six months of fiscal 2021. At May 3, 2020, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million, with a weighted average annual rate of 3.3% during the second quarter of fiscal 2020 and 3.2% during the first six months of fiscal 2020.

Long-term debt consists of the following (in thousands):

	May 2, 2021	November 1, 2020
Financing programs	$60,000	$60,000
Less:
Deferred financing fees	847	846
Total long-term debt, net	$59,153	$59,154

NOTE 10: Earnings (Loss) Per Share

Basic and diluted net loss per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020
Numerator
Net income (loss)	$1,879	$(5,425)	$(567)	$(16,233)

Denominator
Basic weighted average number of shares	21,793	21,416	21,793	21,416
Diluted weighted average number of shares	22,588	21,416	21,793	21,416

Net income (loss) per share:
Basic	$0.09	$(0.25)	$(0.03)	$(0.76)
Diluted	$0.08	$(0.25)	$(0.03)	$(0.76)

The diluted earnings per share for the three months ended May 2, 2021 did not include the effect of potentially dilutive outstanding shares comprised of 212,170 RSUs (defined below), 331,944 stock options and 124,987 PSUs (defined below) because the effect would have been anti-dilutive. The diluted earnings per share for the six months ended May 2, 2021 did not include the effect of potentially dilutive outstanding shares comprised of 937,662 RSUs, 331,944 stock options and 194,417 PSUs because the effect would have been anti-dilutive.

The diluted earnings per share for the three and six months ended May 3, 2020 did not include the effect of potentially dilutive outstanding shares comprised of 653,210 RSUs, 401,053 stock options and 376,986 PSUs because the effect would have been anti-dilutive.

NOTE 11: Share-Based Compensation Plans

For the three and six months ended May 2, 2021, the Company recognized share-based compensation expense of $0.5 million and $0.7 million, respectively. For the three and six months ended May 3, 2020, the Company recognized share-based compensation expense of $0.2 million and $0.7 million, respectively. These expenses are included in Selling, administrative and other operating costs in the Company’s Condensed Consolidated Statements of Operations.
2021 Equity Incentive Plan
On April 20, 2021, the stockholders of the Company approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of (1) stock options, including incentive stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) performance awards, and (6) other awards valued in whole or in part by reference to or otherwise based on our common stock (as defined in the 2021 Plan, “other share-based awards”). Subject to adjustment as provided in the 2021 Plan, up to an aggregate of 3,700,000 shares of the Company’s common stock will be available for awards under the 2021 Plan, plus any shares granted under the Company’s 2019 and 2015 Equity Incentive Plans that become available for awards under such plans.
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
Summary of Equity and Liability Awards
The following tables summarize the activities related to the Company’s share-based equity and liability awards for the six months ended May 2, 2021:

Performance Share Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at November 1, 2020	209,662	$3.91
Forfeited	(15,245)	$4.04
Outstanding at May 2, 2021	194,417	$3.90

Restricted Stock Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at November 1, 2020	976,180	$2.08
Forfeited	(29,033)	$3.33
Vested	(9,485)	$4.10
Outstanding at May 2, 2021	937,662	$2.02

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 1, 2020	331,944	$5.73	6.22	$—

Outstanding and Exercisable at May 2, 2021	331,944	$5.73	5.72	$—

For the six months ended May 2, 2021, there was no exercise of stock options. As of May 2, 2021, total unrecognized compensation expense of $0.7 million related to PSUs, stock options and RSUs will be recognized over the remaining weighted average vesting period of 1.6 years of which $0.3 million, $0.3 million and $0.1 million are expected to be recognized in fiscal 2021, 2022 and 2023 respectively.

NOTE 12: Restructuring and Severance Charges

The Company incurred total restructuring and severance costs of $0.6 million and $0.4 million in the second quarter of fiscal 2021 and 2020, respectively, and $1.2 million and $1.7 million for the six months ended May 2, 2021 and May 3, 2020, respectively.
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

Other Restructuring Costs
As part of its continued efforts to reduce costs, the Company recorded other restructuring costs. In the second quarter of fiscal 2021, the Company recorded severance costs of $0.1 million primarily resulting from the elimination of certain positions and $0.5 million related to ongoing costs of facilities impaired in the second half of fiscal 2020. In the second quarter of fiscal 2020, the Company recorded severance costs of $0.4 million primarily resulting from the elimination of certain positions.

Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Condensed Consolidated Balance Sheets. Activity for the first six months of fiscal 2021 is summarized as follows (in thousands):

May 2, 2021
Balance, beginning of year	$212
Charged to expense	1,227
Cash payments	(1,219)
Ending Balance	$220
The remaining balance as of May 2, 2021 was $0.2 million, primarily related to other restructuring costs in the Corporate and Other category.

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

NOTE 14: Related Party Transactions

For the six months ended May 2, 2021 and May 3, 2020, the Company provided staffing services in the aggregate amount of $91,000 and $86,000, respectively, to a company where Volt’s Chairman of the Board, William J. Grubbs, serves as President.

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

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Three Months Ended May 2, 2021
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$222,092	$184,295	$27,880	$9,832	$117	$(32)
Cost of services	185,613	154,871	22,688	8,018	68	(32)
Gross margin	36,479	29,424	5,192	1,814	49	—

Selling, administrative and other operating costs	32,950	19,870	4,086	1,497	7,497	—
Restructuring and severance costs	595	83	9	8	495	—
Impairment charges	261	—	—	—	261	—
Operating income (loss)	2,673	9,471	1,097	309	(8,204)	—
Other income (expense), net	(506)
Income tax provision	288
Net income	$1,879

	Three Months Ended May 3, 2020
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$207,275	$173,386	$24,303	$9,745	$187	$(346)
Cost of services	175,038	147,423	20,282	7,582	97	(346)
Gross margin	32,237	25,963	4,021	2,163	90	—

Selling, administrative and other operating costs	36,189	23,043	3,714	1,672	7,760	—
Restructuring and severance costs	411	344	111	—	(44)	—
Operating income (loss)	(4,363)	2,576	196	491	(7,626)	—
Other income (expense), net	(1,039)
Income tax provision	23
Net loss	$(5,425)

	Six Months Ended May 2, 2021
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$440,050	$368,511	$51,893	$19,501	$236	$(91)
Cost of services	370,889	312,507	42,539	15,802	132	(91)
Gross margin	69,161	56,004	9,354	3,699	104	—

Selling, administrative and other operating costs	66,697	40,516	7,874	2,850	15,457	—
Restructuring and severance costs	1,227	(158)	1	8	1,376	—
Impairment charges	292	—	—	—	292	—
Operating income (loss)	945	15,646	1,479	841	(17,021)	—
Other income (expense), net	(897)
Income tax provision	615
Net loss	$(567)

	Six Months Ended May 3, 2020
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$425,041	$355,781	$50,526	$19,114	$390	$(770)
Cost of services	361,377	304,817	42,312	14,837	181	(770)
Gross margin	63,664	50,964	8,214	4,277	209	—

Selling, administrative and other operating costs	75,686	47,852	7,533	3,032	17,269	—
Restructuring and severance costs	1,657	426	111	—	1,120	—
Impairment charge	11	11	—	—	—	—
Operating income (loss)	(13,690)	2,675	570	1,245	(18,180)	—
Other income (expense), net	(2,325)
Income tax provision	218
Net loss	$(16,233)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the anticipated effects of COVID-19 and related government actions). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. This MD&A should be read in conjunction with the MD&A included in our Form 10-K for the fiscal year ended November 1, 2020, as filed with the SEC on January 14, 2021 (the “2020 Form 10-K”). References in this document to “Volt,” “Company,” “we,” “us” and “our” mean Volt Information Sciences, Inc. and our consolidated subsidiaries, unless the context requires otherwise. The statements below should also be read in conjunction with the description of the risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of the 2020 Form 10-K and Part II, “Item 1A. Risk Factors” of this report. We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Demographics

As of May 2, 2021, we employed approximately 14,200 people, including 13,100 who were on contingent staffing assignments with our clients, and the remainder as full-time in-house employees. Approximately 70% of the full-time in-house employees are located in North America and the remaining are within Asia Pacific and Europe. The workers on contingent staffing assignments are on our payroll for the length of their assignment with the client.

Diversity and Inclusion

Volt values building diverse teams, embracing different perspectives and fostering an inclusive, empowering work environment for our employees and clients. We have a long-standing commitment to equal employment opportunity as evidenced by the Company’s EEO policy. Of our North American in-house employee population, approximately 70% are women and approximately 40% have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. As part of Volt’s commitment to continued enhancements in this area, we launched our Expert Momentum Diversity and Inclusion Program. This program involved the creation of a task force made up of a group of employees from across the organization. The program has established initiatives to strengthen the promotion of workplace diversity for our employees and clients, to create a collaborative environment that promotes authenticity and a culture that celebrates our differences, and embraces a collaborative environment with unique experiences and diverse perspectives. The program’s task force will enhance company-wide engagement on diversity and inclusion, provide education opportunities for our employees, help identify areas for improvement and monitor progress in achieving these initiatives.

Compensation and Benefits

Critical to our success is identifying, recruiting, retaining, and incentivizing our existing and future employees. We strive to attract and retain the most talented employees in the staffing industry by offering competitive compensation and benefits. Our pay-for-performance compensation philosophy is based on rewarding each employee’s individual contributions and striving to achieve equal pay for equal work regardless of gender, race or ethnicity. We use a combination of fixed and variable pay including base salary, bonus, commissions and merit increases which vary across the business. In addition as part of our long-term incentive plan for executives and certain employees, we provide share-based compensation to foster our pay-for-performance culture and to attract, retain and motivate our key leaders.

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

In response to the COVID-19 pandemic, government legislation and key authorities, we implemented changes that we determined were in the best interest of our employees, as well as the communities in which we operate. This included having the majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work. We continue to embrace a flexible working arrangement for a majority of our in-house employees, as well as a portion of our contingent workforce where we continue to provide key services to customers remotely.

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

Professional Development and Training

We believe a key factor in employee retention is training and professional development for our talent. We have training programs across all levels of the Company to meet the needs of various roles, specialized skill sets and departments across the Company. All field associates receive Volt’s General Safety Orientation prior to assignment and site-specific job task training from our clients. Volt offers the Federal Ten Hour and other specialty safety programs to key employees and clients as a value-add feature of our services. Volt is committed to the security and confidentiality of our employees’ personal information and employs software tools and periodic employee training programs to promote security and information protection at all levels. Additionally, in the second quarter of fiscal 2021, we invested in an online educational platform to upskill our field associates across North America. This platform provides significant benefit and support to our employees in furthering their education and achieving their personal and professional goals, while at the same time cultivating a better-skilled pool of talent for our clients.

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

Communication and Engagement

We strongly believe that Volt’s success depends on employees understanding how their work contributes to the Company’s overall strategy. To this end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including: (i) quarterly company-wide CEO update calls; (ii) regular company-wide calls with executives; (iii) frequent Corporate email communications and (iv) employee engagement surveys.

COVID-19 and Our Response

The global spread of COVID-19, which was declared a global pandemic by the World Health Organization (“WHO”) on March 11, 2020, created significant volatility, uncertainty and global macroeconomic disruption. Our business experienced significant changes in revenue trends at the mid-point of our second quarter of fiscal 2020 as market conditions rapidly deteriorated and continued to decline through the beginning of our third quarter of fiscal 2020. Beginning in the second half of fiscal 2020 however, revenue increased sequentially as a result of a combination of existing customers returning to work, expanding business with existing customers and winning new customers.

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

We continue to operate on a hybrid-model with certain locations fully staffed and others opening on a limited voluntary basis. Our COVID-19 Incident Response Team, comprised of key senior leaders in the organization, continues to monitor the most up-to-date developments and safety standard from the Centers for Disease Control and Prevention, WHO, Occupational Safety and Health Administration and other key authorities to determine an appropriate response for our employees and clients. While this team is currently monitoring COVID-19 developments globally, we remain focused on the regulations and vaccine requirements in the U.S. to ensure we are complying with all relevant regulations.

While our global business environment is and will continue to operate in various stages of economic turbulence, we are encouraged by the increase in order activity and demand throughout the Company, including the efficacy and availability of vaccines and the positive impacts of customers reopening previously shut down site operations or increasing capacity.

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

Our fiscal 2021 annual test performed in the second quarter used significant assumptions, including expected revenue and expense growth rates, forecasted capital expenditures, working capital levels and a discount rate of 13.0%. Under the market-based approach, significant assumptions included relevant comparable company earnings multiples including the determination of whether a premium or discount should be applied to those comparables. It was determined that the fair value of the reporting unit exceeded its carrying value, therefore no adjustment to the carrying value of goodwill of $5.8 million was required as of the end of the second quarter of fiscal 2021.

Long-lived Assets

Long-lived assets primarily consist of right-of-use assets, capitalized software costs, leasehold improvements and office equipment. We review these assets for impairment under Accounting Standards Codification 360 Property, Plant and Equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques. In the second quarter of fiscal 2021, we recorded an impairment charge of $0.3 million of capitalized software costs related to a change in the expected use of certain assets.

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

Recent Developments

None

Consolidated Results by Segment

	Three Months Ended May 2, 2021
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$222,092	$184,295	$27,880	$9,832	$117	$(32)
Cost of services	185,613	154,871	22,688	8,018	68	(32)
Gross margin	36,479	29,424	5,192	1,814	49	—

Selling, administrative and other operating costs	32,950	19,870	4,086	1,497	7,497	—
Restructuring and severance costs	595	83	9	8	495	—
Impairment charges	261	—	—	—	261	—
Operating income (loss)	2,673	9,471	1,097	309	(8,204)	—
Other income (expense), net	(506)
Income tax provision	288
Net income	$1,879

	Three Months Ended May 3, 2020
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$207,275	$173,386	$24,303	$9,745	$187	$(346)
Cost of services	175,038	147,423	20,282	7,582	97	(346)
Gross margin	32,237	25,963	4,021	2,163	90	—

Selling, administrative and other operating costs	36,189	23,043	3,714	1,672	7,760	—
Restructuring and severance costs	411	344	111	—	(44)	—
Operating income (loss)	(4,363)	2,576	196	491	(7,626)	—
Other income (expense), net	(1,039)
Income tax provision	23
Net loss	$(5,425)

Results of Operations Consolidated (Q2 2021 vs. Q2 2020)

Net revenue in the second quarter of fiscal 2021 increased $14.8 million, to $222.1 million from $207.3 million in the second quarter of fiscal 2020. The net revenue increase was primarily due to an increase in our North American Staffing segment, net of eliminations, of $11.2 million and an increase in our International Staffing segment of $3.6 million. Excluding the positive impact of foreign currency fluctuations of $2.4 million, net revenue increased $12.4 million, or 5.9%.
Operating results in the second quarter of fiscal 2021 improved $7.1 million, to operating income of $2.7 million from an operating loss of $4.4 million in the second quarter of fiscal 2020. Excluding the restructuring and severance costs and impairment charges, operating loss decreased $7.5 million to operating income of $3.5 million. This increase in operating results of $7.5 million was primarily the result of improvements in our North American Staffing segment of $6.6 million and our International Staffing segment of $0.8 million.

Results of Operations by Segment (Q2 2021 vs. Q2 2020)
Net Revenue
The North American Staffing segment revenue in the second quarter of fiscal 2021 increased $10.9 million, or 6.3%, to $184.3 million from $173.4 million in the second quarter of fiscal 2020. The increase is attributable to new business wins in a combination of retail and mid-market clients, combined with the expansion of business within existing clients. In addition, revenue was negatively impacted at the mid-point of our second quarter of fiscal 2020 with the outbreak of COVID-19.
The International Staffing segment revenue in the second quarter of fiscal 2021 increased $3.6 million, or 14.7%, to $27.9 million from $24.3 million in the second quarter of fiscal 2020, primarily due to increase managed service business and direct hire revenue in the United Kingdom and increased staffing revenue in France, partially offset by lower staffing revenue in the United Kingdom. Excluding the positive impact of foreign exchange rate fluctuations of $2.4 million, revenue increased $1.2 million, or 4.3%.
The North American MSP segment revenue in the second quarter of fiscal 2021 increased $0.1 million, or 0.9%, to $9.8 million from $9.7 million in the second quarter of fiscal 2020. The increase is primarily attributable to increased demand in its payroll service business partially offset by declines in managed service business.
Cost of Services and Gross Margin
Cost of services in the second quarter of fiscal 2021 increased $10.6 million, or 6.0%, to $185.6 million from $175.0 million in the second quarter of fiscal 2020. This increase is primarily due to a $7.4 million increase in the North American Staffing segment related to the 6.3% increase in revenue partially offset by a $1.3 million benefit from government wage subsidies. In addition, our International Staffing segment increased $2.4 million related to the 14.7% increase in revenue.
Gross margin as a percent of revenue in the second quarter of fiscal 2021 increased to 16.4% from 15.6% in the second quarter of fiscal 2020. Our North American Staffing segment margin as a percent of revenue increased primarily due to lower employee-related costs and a mix of higher margin business. Our International Staffing segment margin as a percent of revenue primarily increased due to higher margin business in the United Kingdom. Our North American MSP segment margin as a percent of revenue decreased primarily due to an increase in lower-margin payroll service business. Government wage subsidies accounted for 60 basis points of the increase in the second quarter of fiscal 2021.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the second quarter of fiscal 2021 decreased $3.2 million, or 9.0%, to $33.0 million from $36.2 million in the second quarter of fiscal 2020. The decrease was primarily due to certain cost reductions, including $3.3 million in labor and related costs due to lower headcount, a government wage subsidy in the current quarter and higher medical claims in the prior year as well as $1.3 million in lower facility related costs due to consolidating our real estate footprint and $0.5 million in lower consulting fees. These decreases were partially offset by $2.0 million increase in incentives on the higher sales volume. As a percent of revenue, selling, administrative and other operating costs were 14.8% and 17.5% in the second quarter of fiscal 2021 and 2020, respectively.
Restructuring and Severance Costs
Restructuring and severance costs in the second quarter of fiscal 2021 increased $0.2 million, to $0.6 million from $0.4 million in the second quarter of fiscal 2020. Restructuring and severance costs in the second quarter of fiscal 2021 primarily included $0.1 million of severance costs resulting from the elimination of certain positions as part of our continued efforts to reduce costs and $0.5 million related to the ongoing costs of facilities impaired in the second half of fiscal 2020. The restructuring and severance costs in the second quarter of fiscal 2020 were primarily due to actions taken by the Company as part of its continued efforts to reduce costs and achieve operational efficiency.
Impairment Charges

In the second quarter of fiscal 2021, we recorded an impairment charge of $0.3 million of capitalized software costs.
Other Income (Expense), net
Other expense in the second quarter of fiscal 2021 decreased $0.5 million, to $0.5 million from $1.0 million in the second quarter of fiscal 2020 due to a decrease in non-cash foreign exchange losses primarily on intercompany balances and lower interest expense due to lower rates.
Income Tax Provision
The income tax provisions of $0.3 million and less than $0.1 million in the second quarter of fiscal 2021 and 2020, respectively, were primarily related to locations outside of the United States.

Consolidated Results by Segment

	Six Months Ended May 2, 2021
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$440,050	$368,511	$51,893	$19,501	$236	$(91)
Cost of services	370,889	312,507	42,539	15,802	132	(91)
Gross margin	69,161	56,004	9,354	3,699	104	—

Selling, administrative and other operating costs	66,697	40,516	7,874	2,850	15,457	—
Restructuring and severance costs	1,227	(158)	1	8	1,376	—
Impairment charges	292	—	—	—	292	—
Operating income (loss)	945	15,646	1,479	841	(17,021)	—
Other income (expense), net	(897)
Income tax provision	615
Net loss	$(567)

	Six Months Ended May 3, 2020
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$425,041	$355,781	$50,526	$19,114	$390	$(770)
Cost of services	361,377	304,817	42,312	14,837	181	(770)
Gross margin	63,664	50,964	8,214	4,277	209	—

Selling, administrative and other operating costs	75,686	47,852	7,533	3,032	17,269	—
Restructuring and severance costs	1,657	426	111	—	1,120	—
Impairment charges	11	11	—	—	—	—
Operating income (loss)	(13,690)	2,675	570	1,245	(18,180)	—
Other income (expense), net	(2,325)
Income tax provision	218
Net loss	$(16,233)

Results of Operations Consolidated (Q2 2021 YTD vs. Q2 2020 YTD)

Net revenue in the first six months of fiscal 2021 increased $15.1 million, to $440.1 million from $425.0 million in the first six months of fiscal 2020. The net revenue increase was primarily due to increases in our North American Staffing segment, net of eliminations, of $13.4 million, International Staffing segment of $1.4 million and North American MSP segment of $0.4 million. Excluding $2.0 million related to MSP transitions and the positive impact of foreign currency fluctuations of $3.8 million, net revenue increased $13.2 million, or 3.1%.
Operating results in the first six months of fiscal 2021 improved $14.6 million, to operating income of $0.9 million from an operating loss of $13.7 million in the first six months of fiscal 2020. Excluding the restructuring and severance costs and impairment charges, operating loss decreased $14.5 million to operating income of $2.5 million. This decrease in operating loss of $14.5 million was primarily the result of improvements in our North American Staffing segment of $12.4 million and our International Staffing segment of $0.8 million partially offset by a $0.4 million decrease in the North American MSP segment. In addition, the Corporate and Other category improved $1.7 million primarily as a result of reductions in corporate support costs.

Results of Operations by Segment (Q2 2021 YTD vs. Q2 2020 YTD)
Net Revenue
The North American Staffing segment revenue in the first six months of fiscal 2021 increased $12.7 million, or 3.6%, to $368.5 million from $355.8 million in the first six months of fiscal 2020. Excluding $2.1 million in revenue from MSP transitions, adjusted revenue increased $14.8 million, or 4.2%. The increase is attributable to new business wins in a combination of retail and mid-market clients, combined with the expansion of business within existing clients. In addition, revenue was negatively impacted with the outbreak of COVID-19 in the last month of the prior year period.
The International Staffing segment revenue in the first six months of fiscal 2021 increased $1.4 million, or 2.7%, to $51.9 million from $50.5 million in the first six months of fiscal 2020, primarily due to the positive impact of foreign exchange rate fluctuations as well as increases in managed service business and direct hire revenue. In addition, staffing business in France and Singapore increased partially offset by decreases in United Kingdom and Belgium. Excluding the impact of foreign exchange rate fluctuations of $3.8 million, revenue decreased $2.4 million, or 4.5%.
The North American MSP segment revenue in the first six months of fiscal 2021 increased $0.4 million, or 2.0%, to $19.5 million from $19.1 million in the first six months of fiscal 2020. The increase is primarily attributable to increased demand in its payroll service business, partially offset by declines in managed service business.
Cost of Services and Gross Margin
Cost of services in the first six months of fiscal 2021 increased $9.5 million, or 2.6%, to $370.9 million from $361.4 million in the first six months of fiscal 2020. This increase is primarily due to a $7.7 million increase in the North American Staffing segment related to the 3.6% increase in revenue, partially offset by a $1.8 million benefit from government wage subsidies. In addition, the North American MSP segment increased $1.0 million related to the 2.0% increase in revenue.
Gross margin as a percent of revenue in the first six months of fiscal 2021 increased to 15.7% from 15.0% in the first six months of fiscal 2020. Our North American Staffing segment margin as a percent of revenue increased primarily due to lower employee-related costs and a mix of higher margin business. Our International Staffing segment margin as a percent of revenue increased primarily due to higher margin business in the United Kingdom, including an increase in direct hire revenue. Our North American MSP segment margin as a percent of revenue decreased primarily due to an increase in lower-margin payroll service business. Government wage subsidies accounted for 40 basis points of the increase in the first six months of fiscal 2021.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first six months of fiscal 2021 decreased $9.0 million, or 11.9%, to $66.7 million from $75.7 million in the first six months of fiscal 2020. The decrease was primarily due to certain cost reductions, including $7.1 million in labor and related costs due to lower headcount and a government wage subsidy in the current year as well as $2.6 million in lower facility related costs due to consolidating our real estate footprint and $1.0 million in lower consulting fees. These decreases were partially offset by a $2.7 million increase in incentives on the higher sales volume. As a percent of revenue, selling, administrative and other operating costs were 15.2% and 17.8% in the first six months of fiscal 2021 and 2020, respectively.
Restructuring and Severance Costs
Restructuring and severance costs in the first six months of fiscal 2021 decreased $0.4 million, to $1.2 million from $1.6 million in the first six months of fiscal 2020. Restructuring and severance costs in the first six months of fiscal 2021 primarily included $0.4 million of severance costs resulting from the elimination of certain positions as part of our continued efforts to reduce costs and $1.1 million related to the ongoing costs of facilities impaired in the second half of fiscal 2020 offset by a $0.3 million lease termination gain. The restructuring and severance costs in the first six months of fiscal 2020 were primarily due to our plan to leverage the global capabilities of our staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location.
Other Income (Expense), net
Other expense in the first six months of fiscal 2021 decreased $1.4 million, to $0.9 million from $2.3 million in the first six months of fiscal 2020 due to a decrease in non-cash foreign exchange losses primarily on intercompany balances and lower interest expense resulting from lower rates.
Income Tax Provision
The income tax provisions of $0.6 million and $0.2 million in the first six months of fiscal 2021 and 2020, respectively, were primarily related to locations outside of the United States.

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

We manage our cash flow and related liquidity on a global basis. We fund payroll, taxes and other working capital requirements using cash supplemented as needed from our borrowings. Our weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $17.0 million. We generally target minimum global liquidity to be approximately 1.5 times our average weekly requirements. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements. We believe our cash flow from operations and planned liquidity will be sufficient to meet our cash needs for the next twelve months.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. As a result, $26.2 million of employer payroll tax payments were deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. In addition, certain state governments have delayed payment of various state payroll taxes for a shorter period of time. State payroll taxes of approximately $5.2 million deferred from the first quarter of fiscal 2021 were paid in the second quarter of fiscal 2021. The Company’s payment of approximately $6.8 million of state payroll taxes will be deferred from the second quarter of fiscal 2021 with payments scheduled to begin in the third quarter of fiscal 2021. We also benefited from certain government wage subsidies during the first six months of fiscal 2021. We are in the process of assessing our benefit and further potential credits as well as other impacts of the CARES Act on our business.

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

In December 2020, the Company amended the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2023 to January 25, 2024; (2) extend the Facility

Maturity Date, as defined in the DZ Financing Program, from July 25, 2023 to July 25, 2024; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020 to any fiscal year ending after 2021; (4) replace the existing Tangible Net Worth (“TNW”) covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; and (5) revise the eligibility threshold for the receivables of a large North American Staffing customer from 5% of eligible receivables to 8%, which increased our overall availability under the Program by $1.0 - $3.0 million. All other terms and conditions of the DZ Financing Program remain substantially unchanged.

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

At May 2, 2021, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million. Borrowing availability, as defined under the DZ Financing Program, was $2.9 million and global liquidity was $42.2 million at May 2, 2021.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the financial covenants. At May 2, 2021, we were in compliance with all debt covenants. We believe, based on our current outlook, we will continue to be able to meet our financial covenants.

The following table sets forth our cash and global liquidity levels at the end of our last five quarters (in thousands):

Global Liquidity
	May 3, 2020	August 2, 2020	November 1, 2020	January 31, 2021	May 2, 2021
Cash and cash equivalents (a)	$26,223	$30,928	$38,550	$40,062	$47,231

Total outstanding debt	$60,000	$60,000	$60,000	$60,000	$60,000

Cash in banks (b)(c)	$22,876	$26,126	$36,218	$36,962	$39,288
DZ Financing Program	4,202	5,122	2,828	2,225	2,868
Global liquidity	27,078	31,248	39,046	39,187	42,156
Minimum liquidity threshold	15,000	15,000	15,000	15,000	15,000
Available liquidity	$12,078	$16,248	$24,046	$24,187	$27,156

a.Per financial statements.
b.Amount generally includes outstanding checks.
c.Amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of May 2, 2021, the balance in the USB collections account included in the DZ Financing Program availability was $7.1 million.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Six Months Ended
	May 2, 2021	May 3, 2020
Net cash provided by operating activities	$1,812	$2,910
Net cash used in investing activities	(1,795)	(2,477)
Net cash (used in) provided by financing activities	(143)	4,751
Effect of exchange rate changes on cash, cash equivalents and restricted cash	281	(521)
Net increase in cash, cash equivalents and restricted cash	$155	$4,663

Cash Flows - Operating Activities

The net cash provided by operating activities in the six months ended May 2, 2021 decreased $1.1 million from the cash provided by operating activities in the six months ended May 3, 2020. This decrease resulted primarily from a $17.4 million decrease in cash provided by operating assets and liabilities, primarily from an increase in accounts receivable due to increased sales volume partially offset by an increase in accrued expenses. This decrease in cash used in operating activities was partially offset by a decrease in net loss of $15.7 million.

Cash Flows - Investing Activities

The net cash used in investing activities in the six months ended May 2, 2021 was $1.8 million, as a result of purchases of property, equipment and software. The net cash used in investing activities in the six months ended May 3, 2020 was $2.5 million, principally for the purchases of property, equipment and software of $3.1 million, partially offset by proceeds of $0.4 million from the sale of property, equipment and software.

Cash Flows - Financing Activities

The net cash used in financing activities was $0.1 million in the six months ended May 2, 2021 as a result of debt issuance costs. The net cash provided by financing activities in the six months ended May 3, 2020 was $4.8 million as a result of a $5.0 million net drawdown of borrowing under the DZ Financing Program.
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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of May 2, 2021, the letter of credit participation was $22.1 million inclusive of $20.9 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain real estate lease agreements.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum TNW, as defined in the DZ Financing Program, of $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; (2) positive net income in any fiscal year ending after 2021; (3) maximum debt to TNW ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined in the DZ Financing Program. At May 2, 2021, there was $2.9 million of borrowing availability, as defined in the DZ Financing Program, and the Company was in compliance with all debt covenants, as amended.

Off-Balance Sheet Arrangements

As of May 2, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At May 2, 2021, we had cash and cash equivalents on which interest income is earned at variable rates. At May 2, 2021, we had a long-term $100.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, net interest expense and other expense are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by less than $0.1 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.3 million in the first six months of fiscal 2021.
Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the fiscal period balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect on the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar weakened relative to many foreign currencies as of May 2, 2021 compared to November 1, 2020. Consequently, stockholders’ equity increased $1.1 million as a result of the foreign currency translation as of May 2, 2021.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of May 2, 2021 would result in an approximate $1.8 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of May 2, 2021 would result in an approximate $1.8 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended May 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

VOLT INFORMATION SCIENCES, INC.

Date: June 15, 2021	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: June 15, 2021	By:	/s/ Herbert M. Mueller
Herbert M. Mueller
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 15, 2021	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller, Chief Accounting Officer and Treasurer (Principal Accounting Officer)