Form 10-Q
period 2021-08-01
VOLT INFORMATION SCIENCES, INC.
filed 2021-09-14
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended August 1, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of September 10, 2021, there were 22,079,278 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
NET REVENUE	$217,534	$185,941	$657,584	$610,982
Cost of services	181,334	155,983	552,223	517,360
GROSS MARGIN	36,200	29,958	105,361	93,622

EXPENSES
Selling, administrative and other operating costs	34,039	31,245	100,736	106,931
Restructuring and severance costs	489	546	1,716	2,203
Impairment charges	112	2,384	404	2,395
OPERATING INCOME (LOSS)	1,560	(4,217)	2,505	(17,907)

OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(445)	(467)	(1,352)	(1,788)
Foreign exchange gain (loss), net	(34)	571	279	(23)
Other income (expense), net	(152)	(168)	(455)	(578)
TOTAL OTHER INCOME (EXPENSE), NET	(631)	(64)	(1,528)	(2,389)

INCOME (LOSS) BEFORE INCOME TAXES	929	(4,281)	977	(20,296)
Income tax provision	314	556	929	774
NET INCOME (LOSS)	$615	$(4,837)	$48	$(21,070)

PER SHARE DATA:
Basic:
Net income (loss)	$0.03	$(0.22)	$—	$(0.98)
Weighted average number of shares	21,968	21,589	21,851	21,474

Diluted:
Net income (loss)	$0.03	$(0.22)	$—	$(0.98)
Weighted average number of shares	22,651	21,589	22,542	21,474

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
NET INCOME (LOSS)	$615	$(4,837)	$48	$(21,070)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	(189)	733	902	495
COMPREHENSIVE INCOME (LOSS)	$426	$(4,104)	$950	$(20,575)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	August 1, 2021	November 1, 2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,595	$38,550
Restricted cash and short-term investments	11,918	20,736
Trade accounts receivable, net of allowances of $129 and $219, respectively	127,200	121,916
Other current assets	8,503	7,058
TOTAL CURRENT ASSETS	197,216	188,260
Property, equipment and software, net	18,977	22,167
Right of use assets - operating leases	23,700	25,107
Other assets, excluding current portion	6,775	6,311
TOTAL ASSETS	$246,668	$241,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$19,700	$18,357
Accounts payable	28,670	31,221
Accrued taxes other than income taxes	28,208	12,983
Accrued insurance and other	16,337	15,908
Operating lease liabilities	6,985	7,144
Income taxes payable	957	891
TOTAL CURRENT LIABILITIES	100,857	86,504
Accrued payroll taxes and other, excluding current portion	21,833	29,988
Operating lease liabilities, excluding current portion	35,005	38,232
Income taxes payable, excluding current portion	90	90
Deferred income taxes	—	3
Long-term debt, net	59,230	59,154
TOTAL LIABILITIES	217,015	213,971
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 22,079,278 shares and 21,729,400 shares, respectively	2,374	2,374
Paid-in capital	79,338	79,937
Accumulated deficit	(33,405)	(29,793)
Accumulated other comprehensive loss	(5,556)	(6,458)
Treasury stock, at cost; 1,658,725 and 2,008,603 shares, respectively	(13,098)	(18,186)
TOTAL STOCKHOLDERS’ EQUITY	29,653	27,874
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$246,668	$241,845
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)
(unaudited)

	Nine Months Ended August 1, 2021
	Common Stock $0.10 Par Value		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT NOVEMBER 1, 2020	23,738,003	$2,374	$79,937	$(29,793)	$(6,458)	$(18,186)	$27,874
Net loss	—	—	—	(2,446)	—	—	(2,446)
Share-based compensation	—	—	226	—	—	—	226
Issuance of common stock	—	—	(21)	(145)	—	161	(5)
Other comprehensive income	—	—	—	—	931	—	931
BALANCE AT JANUARY 31, 2021	23,738,003	$2,374	$80,142	$(32,384)	$(5,527)	$(18,025)	$26,580
Net income	—	—	—	1,879	—	—	1,879
Share-based compensation	—	—	531	—	—	—	531
Other comprehensive income	—	—	—	—	160	—	160
BALANCE AT MAY 2, 2021	23,738,003	$2,374	$80,673	$(30,505)	$(5,367)	$(18,025)	$29,150
Net income	—	—	—	615	—	—	615
Share-based compensation	—	—	537	—	—	—	537
Issuance of common stock	—	—	(1,872)	(3,515)	—	4,927	(460)
Other comprehensive loss	—	—	—	—	(189)	—	(189)
BALANCE AT AUGUST 1, 2021	23,738,003	$2,374	$79,338	$(33,405)	$(5,556)	$(13,098)	$29,653

	Nine Months Ended August 2, 2020
	Common Stock $0.10 Par Value		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT NOVEMBER 3, 2019	23,738,003	$2,374	$77,688	$(10,917)	$(6,801)	$(26,155)	$36,189
Effect of new accounting principle	—	—	—	22,216	—	—	22,216
Net loss	—	—	—	(10,808)	—	—	(10,808)
Share-based compensation	—	—	511	—	—	—	511
Issuance of common stock	—	—	(114)	(739)	—	846	(7)
Other comprehensive income	—	—	—	—	364	—	364
BALANCE AT FEBRUARY 2, 2020	23,738,003	$2,374	$78,085	$(248)	$(6,437)	$(25,309)	$48,465
Net loss	—	—	—	(5,425)	—	—	(5,425)
Share-based compensation	—	—	508	—	—	—	508
Other comprehensive loss	—	—	—	—	(602)	—	(602)
BALANCE AT MAY 3, 2020	23,738,003	$2,374	$78,593	$(5,673)	$(7,039)	$(25,309)	$42,946
Net loss	—	—	—	(4,837)	—	—	(4,837)
Share-based compensation	—	—	414	—	—	—	414
Issuance of common stock	—	—	679	(6,267)	—	6,592	1,004
Other comprehensive income	—	—	—	—	733	—	733
BALANCE AT AUGUST 2, 2020	23,738,003	$2,374	$79,686	$(16,777)	$(6,306)	$(18,717)	$40,260

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	August 1, 2021	August 2, 2020
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$48	$(21,070)
Adjustment to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	5,642	5,884
Non-cash operating lease expense	6,722	6,024
Provision (release) of doubtful accounts and sales allowances	(200)	4
Unrealized foreign currency exchange loss	539	796
Impairment charges	404	2,395
Gain on dispositions of property, equipment and software	—	(287)
Share-based compensation	1,294	1,433
Change in operating assets and liabilities:
Trade accounts receivable	(5,196)	27,815
Other assets	(1,592)	1,011
Accounts payable	(2,562)	(9,507)
Accrued expenses and other liabilities	(236)	(868)
Income taxes	11	(548)
Net cash provided by operating activities	4,874	13,082
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Sales of investments	400	659
Purchases of investments	(386)	(469)
Proceeds from sale of property, equipment and software	20	399
Purchases of property, equipment and software	(2,649)	(3,925)
Net cash used in investing activities	(2,615)	(3,336)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Repayment of borrowings	—	(15,000)
Draw-down on borrowings	—	20,000
Debt issuance costs	(166)	(331)
Other	(428)	(74)
Net cash (used in) provided by financing activities	(594)	4,595
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(463)
Net increase in cash, cash equivalents and restricted cash	1,636	13,878
Cash, cash equivalents and restricted cash, beginning of period	56,433	38,444
Cash, cash equivalents and restricted cash, end of period	$58,069	$52,322

Cash paid during the period:
Interest	$1,374	$1,858
Income taxes	$252	$1,445

Reconciliation of cash, cash equivalents, and restricted cash:
Current assets:
Cash and cash equivalents	$49,595	$30,928
Restricted cash included in Restricted cash and short-term investments	8,474	21,394
Cash, cash equivalents and restricted cash, end of period	$58,069	$52,322
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended August 1, 2021 and August 2, 2020
(Unaudited)

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

NOTE 2: Recently Issued Accounting Pronouncements

New Accounting Standards Not Yet Adopted by the Company

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Accounting Standards Codification (“ASC”) Topic 326), as clarified in ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2018-19, amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. The amendments for Smaller Reporting Companies are effective for fiscal years beginning after December 15, 2022, which for the Company will be the first quarter of fiscal 2024. The Company expects to early adopt this ASU in the first quarter of fiscal 2023. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a significant impact on its consolidated financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.

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

All other ASUs that became effective for Volt during the first nine months of fiscal 2021 were not applicable to the Company at this time and therefore, did not have any impact during the period.

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

Components of Lease Expense (in thousands)	Three Months Ended		Nine Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Operating lease expense	$2,206	$2,827	$6,660	$8,751
Sublease income	(461)	(394)	(1,338)	(1,183)
Variable lease expense	374	213	1,117	482
Total (1)(2)	$2,119	$2,646	$6,439	$8,050
(1) The Company’s short-term lease expense is immaterial.
(2) Lease expense included in restructuring is approximately $0.3 million and $1.2 million for the three and nine months ended August 1, 2021, respectively, and $0.1 million and $0.1 million for the three and nine months ended August 2, 2020, respectively.

	Nine Months Ended
Supplemental Cash Flows Information (in thousands)	August 1, 2021	August 2, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$8,255	$8,784
Operating ROU assets obtained in exchange for operating lease liabilities	$2,837	$1,784

	Nine Months Ended
Weighted Average Remaining Lease Term and Discount Rate	August 1, 2021	August 2, 2020
Weighted average remaining lease term (years)	7.5	8.1
Weighted average discount rate	6.3%	6.3%

Maturities of Lease Liabilities (in thousands)	As of August 1, 2021
Fiscal Year:	Amount
Remainder of 2021	$2,520
2022	8,944
2023	7,525
2024	5,981
2025	5,412
Thereafter	22,990
Total future lease payments	$53,372
Less: Imputed interest	11,250
Total lease liabilities	$42,122

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

Disaggregation of Revenues

The following table presents our segment revenues disaggregated by service type (in thousands):

	Three Months Ended August 1, 2021
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$206,733	$176,842	$22,984	$6,800	$121	$(14)
Direct Placement Services	4,525	2,539	1,468	518	—	—
Managed Service Programs	6,276	—	3,804	2,472	—	—
	$217,534	$179,381	$28,256	$9,790	$121	$(14)

Geographical Markets:
Domestic	$188,229	$178,549	$—	$9,694	$—	$(14)
International	29,305	832	28,256	96	121	—
	$217,534	$179,381	$28,256	$9,790	$121	$(14)

	Three Months Ended August 2, 2020
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$178,829	$153,642	$18,829	$6,313	$149	$(104)
Direct Placement Services	2,587	1,069	935	583	—	—
Managed Service Programs	4,525	—	1,985	2,540	—	—
	$185,941	$154,711	$21,749	$9,436	$149	$(104)

Geographical Markets:
Domestic	$163,397	$154,123	$—	$9,358	$—	$(84)
International	22,544	588	21,749	78	149	(20)
	$185,941	$154,711	$21,749	$9,436	$149	$(104)

	Nine Months Ended August 1, 2021
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$627,908	$541,761	$65,514	$20,381	$357	$(105)
Direct Placement Services	11,339	6,131	3,623	1,585	—	—
Managed Service Programs	18,337	—	11,012	7,325	—	—
	$657,584	$547,892	$80,149	$29,291	$357	$(105)

Geographical Markets:
Domestic	$574,104	$545,168	$—	$29,011	$—	$(75)
International	83,480	2,724	80,149	280	357	(30)
	$657,584	$547,892	$80,149	$29,291	$357	$(105)

	Nine Months Ended August 2, 2020
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$588,304	$506,471	$63,935	$18,233	$539	$(874)
Direct Placement Services	8,966	4,021	2,818	2,127	—	—
Managed Service Programs	13,712	—	5,522	8,190	—	—
	$610,982	$510,492	$72,275	$28,550	$539	$(874)

Geographical Markets:
Domestic	$535,949	$508,439	$—	$28,323	$—	$(813)
International	75,033	2,053	72,275	227	539	(61)
	$610,982	$510,492	$72,275	$28,550	$539	$(874)

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

Accounts Receivable, Contract Assets and Contract Liabilities

The Company records accounts receivable when its right to consideration becomes unconditional and records a sales allowance as a liability. As of August 1, 2021, the change in the reserve balance from November 1, 2020 was a decrease of $0.1 million. Contract assets primarily relate to the Company’s rights to consideration for services provided that are conditional on satisfaction of future performance obligations. The Company records contract liabilities when payments are made or due prior to the related performance obligations being satisfied. The current portion of contract liabilities is included in Accrued insurance and other in the Condensed Consolidated Balance Sheets. The Company does not have any material contract assets or long-term contract liabilities as of August 1, 2021 and November 1, 2020.

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

NOTE 5: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three and nine months ended August 1, 2021 were (in thousands):

	Three Months Ended	Nine Months Ended
	August 1, 2021
	Foreign Currency Translation
Accumulated other comprehensive loss at beginning of the period	$(5,367)	$(6,458)
Other comprehensive income (loss)	(189)	902
Accumulated other comprehensive loss at August 1, 2021	$(5,556)	$(5,556)

There were no taxes allocated to the components of Other comprehensive income (loss) and no reclassifications from accumulated other comprehensive loss for the three and nine months ended August 1, 2021 and August 2, 2020.

NOTE 6: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers, for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors is generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts, where contractually required. At August 1, 2021 and November 1, 2020, restricted cash included $4.1 million and $9.2 million, respectively, restricted for payment to associate vendors, and $0.6 million and $0.5 million, respectively, restricted for other collateral accounts.

At August 1, 2021 and November 1, 2020, restricted cash also included $3.8 million and $8.2 million, respectively, restricted under the Company’s long-term accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). At August 1, 2021, this cash was restricted as it supplemented collateral provided by accounts receivable towards the Company’s aggregate borrowing base usage of $82.1 million, inclusive of $60.0 million outstanding and $22.1 million in issued letters of credit. At November 1, 2020, this cash was restricted as it supplemented collateral provided by accounts receivable towards the Company’s aggregate borrowing base usage of $84.5 million, inclusive of $60.0 million outstanding and $24.5 million in issued letters of credit.

Short-term investments were $3.4 million and $2.9 million at August 1, 2021 and November 1, 2020, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company holds mutual funds to satisfy its obligations under its employee deferred compensation plan, which is carried at fair value based on quoted market prices in active markets for identical assets (Level 1). These short-term investments were $3.4 million and $2.9 million at August 1, 2021 and November 1, 2020, respectively. The carrying amounts of long-term debt recorded in the

Company’s Condensed Consolidated Balance Sheets was $59.2 million at August 1, 2021 and November 1, 2020. This amount was net of deferred financing fees and approximated its fair value, which is determinable based on the interest rates the Company believes it could obtain for borrowings with similar terms (Level 2).

Certain assets, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Upon a triggering event or evidence of impairment, the Company determines the fair value of these assets using Level 3 inputs, typically within a discounted cash flow model.

There have been no changes in the methodology used to measure fair value of the financial instruments as well as any transfer of Level 3 assets or liabilities during the three and nine months ended August 1, 2021.

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

The Company’s provision for income taxes primarily includes foreign jurisdictions and state taxes. The income tax provision in the third quarter of fiscal 2021 and 2020 were $0.3 million and $0.6 million, respectively, primarily related to locations outside of the United States. For the nine months ended August 1, 2021 and August 2, 2020, the income tax provision was $0.9 million and $0.8 million, respectively, primarily related to locations outside of the United States. The Company’s quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company has analyzed the income tax impacts of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and has determined that it will not have a material impact to the Company.

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

The Company manages its cash flow and related liquidity on a global basis. The weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $16.5 million. The Company generally targets minimum global liquidity to be approximately 1.5 times its average weekly requirements. The Company also maintains minimum effective cash balances in foreign operations and uses a multi-currency netting and overdraft facility for its European entities to further minimize overseas cash requirements.

On March 27, 2020, the U.S. government enacted the CARES Act which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. As a result, as of August 1, 2021, $26.2 million of employer payroll tax payments were deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of August 1, 2021, the letter of credit participation was $22.1 million inclusive of $20.9 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain real estate lease agreements.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum TNW, as defined under the DZ Financing Program, of at least $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; (2) positive net income in any fiscal year ending after 2021; (3) maximum debt to tangible net worth ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined under the DZ Financing Program. At August 1, 2021, the Company was in compliance with all debt covenants. At August 1, 2021, there was $4.0 million of borrowing availability, as defined under the DZ Financing Program.

At August 1, 2021, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million, with a weighted average annual interest rate of 1.9% during both the third quarter of fiscal 2021 and for the first nine months of fiscal 2021. At August 2, 2020, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million, with a weighted average annual rate of 2.0% during the third quarter of fiscal 2020 and 2.8% during the first nine months of fiscal 2020.

Long-term debt consists of the following (in thousands):

	August 1, 2021	November 1, 2020
Financing programs	$60,000	$60,000
Less:
Deferred financing fees	770	846
Total long-term debt, net	$59,230	$59,154

NOTE 10: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Numerator
Net income (loss)	$615	$(4,837)	$48	$(21,070)

Denominator
Basic weighted average number of shares	21,968	21,589	21,851	21,474
Diluted weighted average number of shares	22,651	21,589	22,542	21,474

Net income (loss) per share:
Basic	$0.03	$(0.22)	$—	$(0.98)
Diluted	$0.03	$(0.22)	$—	$(0.98)

The diluted earnings per share for the three and nine months ended August 1, 2021 did not include the effect of potentially dilutive outstanding shares comprised of 578,577 restricted stock units (“RSUs”), 185,024 stock options and 380,847 performance stock units (“PSUs”) because the effect would have been anti-dilutive.

The diluted earnings per share for the three and nine months ended August 2, 2020 did not include the effect of potentially dilutive outstanding shares comprised of 1,006,798 RSUs, 331,944 stock options and 209,662 PSUs because the effect would have been anti-dilutive.

NOTE 11: Share-Based Compensation Plans

For the three and nine months ended August 1, 2021, the Company recognized share-based compensation expense of $0.5 million and $1.2 million, respectively. For the three and nine months ended August 2, 2020, the Company recognized share-based compensation expense of $0.4 million and $1.1 million, respectively. These expenses are included in Selling, administrative and other operating costs in the Company’s Condensed Consolidated Statements of Operations.
2021 Equity Incentive Plan
On April 20, 2021, the stockholders of the Company approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of (1) stock options, including incentive stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) performance awards, and (6) other awards valued in whole or in part by reference to or otherwise based on our common stock (as defined in the 2021 Plan). Subject to adjustment as provided in the 2021 Plan, up to an aggregate of 3,700,000 shares of the Company’s common stock will be available for awards under the 2021 Plan, plus any shares under the Company’s 2019 and 2015 Equity Incentive Plans that rollover, are forfeited or otherwise become available for awards under the 2021 Plan.
Fiscal 2021 Awards

During the third quarter of fiscal 2021, the Company granted PSUs to certain executives, RSUs to certain employees including executive management and RSUs to the Board of Directors.

The PSUs are eligible to vest in three equal tranches at the end of each performance period. Vesting of the PSUs is dependent on the achievement of the adjusted Earnings Before Interest, Taxes, Depreciation and Amortization margin percentage goals based on adjusted revenues at the end of each fiscal year of the one-year, two-year and three-year performance periods and provided that the employees remain employed with the Company on the applicable vesting date. The payout percentages can range from 0% to 150%. The employee RSUs are time-vested and vest in equal annual tranches over three years, provided that the employees remain employed with the Company on the applicable vesting date. The Board of Director RSUs vest one year from the grant date provided that the director provides continued service through the vesting date. The grant date fair value for the PSUs and RSUs is measured using the closing stock price on the grant date. The PSUs and RSUs had a total grant date fair value of approximately $1.6 million and $2.4 million, respectively.

Fiscal 2020 Awards

During fiscal 2020, the Company granted RSUs to executive management and, due to limited share availability under its long-term incentive plan, issued deferred cash awards to certain employees including executive management. The RSUs and cash awards are time-vested and vest in equal annual tranches over three years, provided the employees remain employed with the Company on the applicable vesting date. The grant date fair value for the RSUs was measured using the closing stock price on the grant date and the total grant date fair value was $0.7 million. The deferred cash awards totaled $2.2 million. In addition, due to limited share availability, cash payments in the aggregate amount of $0.4 million were made in lieu of equity awards to non-executive directors of the Company.
Fiscal 2019 Awards

During fiscal 2019, the Company granted PSUs to certain executives, RSUs to certain employees including executive management and its annual equity grant of RSUs to the Board of Directors.
The PSUs are eligible to vest in three equal tranches at the end of each performance period. Vesting of the PSUs is dependent on the achievement of the adjusted Earnings Before Interest, Taxes, Depreciation and Amortization margin percentage goals based on adjusted revenues at the end of each fiscal year of the one-year, two-year and three-year performance periods and provided that the employees remain employed with the Company on the applicable vesting date. The payout percentages can range from 0% to 150%. The RSUs for the employees vest in equal annual tranches over three years, provided the employees remain employed with the Company on the applicable vesting date. The RSUs for the Board of Directors vested one year from the grant date provided that the director provided continued service through the vesting date. The grant date fair value for the PSUs and RSUs was measured using the closing stock price on the grant date. The PSUs and RSUs had a total grant date fair value of approximately $1.2 million and $2.1 million, respectively.
Summary of Equity Awards
The following tables summarize the activities related to the Company’s share-based equity awards for the nine months ended August 1, 2021:

Performance Share Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at November 1, 2020	209,662	$3.91
Granted	380,847	$4.19
Forfeited	(55,555)	$3.56
Vested	(69,431)	$4.04
Outstanding at August 1, 2021	465,523	$4.16

Restricted Stock Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at November 1, 2020	976,180	$2.08
Granted	578,577	$4.19
Forfeited	(29,033)	$3.33
Vested	(394,502)	$2.38
Outstanding at August 1, 2021	1,131,222	$3.02

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 1, 2020	331,944	$5.73	6.22	$—
Expired	(13,740)	$6.06
Outstanding and Exercisable at August 1, 2021	318,204	$5.71	5.50	$—

For the nine months ended August 1, 2021, there was no exercise of stock options. As of August 1, 2021, total unrecognized compensation expense of $4.1 million related to PSUs, stock options and RSUs will be recognized over the remaining weighted average vesting period of 2.2 years of which $0.8 million, $2.3 million, $0.8 million and $0.2 million are expected to be recognized in fiscal 2021, 2022, 2023 and 2024, respectively.

NOTE 12: Restructuring and Severance Charges

The Company incurred total restructuring and severance costs of $0.5 million and $0.5 million in the third quarter of fiscal 2021 and 2020, respectively, and $1.7 million and $2.2 million for the nine months ended August 1, 2021 and August 2, 2020, respectively.
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
Other Restructuring Costs
As part of its continued efforts to reduce costs, the Company recorded other restructuring costs. In the third quarter of fiscal 2021, the Company recorded $0.5 million related to ongoing costs of facilities impaired in the second half of fiscal 2020. In the third quarter of fiscal 2020, the Company recorded severance costs of $0.6 million primarily resulting from the elimination of certain positions.

Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Condensed Consolidated Balance Sheets. Activity for the first nine months of fiscal 2021 is summarized as follows (in thousands):

August 1, 2021
Balance, beginning of year	$212
Charged to expense	1,716
Cash payments	(1,857)
Ending Balance	$71
The remaining balance as of August 1, 2021 was $0.1 million, primarily related to other restructuring costs in the Corporate and Other category.

NOTE 13: Impairment Charges

Long-lived assets primarily consist of right-of-use assets, capitalized software costs, leasehold improvements and office equipment. The Company reviews these assets for impairment under Accounting Standards Codification 360 Property, Plant and Equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if its carrying amount is not recoverable and exceeds its fair value. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques.

In the third quarter of fiscal 2021, the Company recorded an impairment charge of $0.1 million of capitalized software costs related to a change in the expected use of certain assets in the Corporate and Other category.

Due to the economic impact and uncertainty related to the COVID-19 pandemic, certain real estate rationalization decisions were made in the third quarter of fiscal 2020 resulting in the Company consolidating and exiting certain leased office locations throughout North America based on where the Company could be fully operational and successfully support its clients and business operations remotely. The changes in the use of these right-of-use assets triggered an impairment review and, based on the results of this review, the Company recorded impairment charges of $1.8 million for the North American Staffing segment and $0.6 million for the Corporate and Other category to reduce the carrying value of these assets to their estimated fair value. Significant assumptions used to estimate fair value were the current economic environment, real estate market conditions and general market participant assumptions.

NOTE 14: Commitments and Contingencies

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

NOTE 15: Related Party Transactions

For the nine months ended August 1, 2021 and August 2, 2020, the Company provided staffing services in the aggregate amount of $0.1 million in both periods to a company where Volt’s Chairman of the Board, William J. Grubbs, serves as President.

NOTE 16: Segment Data

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

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Three Months Ended August 1, 2021
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$217,534	$179,381	$28,256	$9,790	$121	$(14)
Cost of services	181,334	150,552	22,928	7,794	74	(14)
Gross margin	36,200	28,829	5,328	1,996	47	—

Selling, administrative and other operating costs	34,039	20,483	4,148	1,425	7,983	—
Restructuring and severance costs	489	27	—	—	462	—
Impairment charges	112	—	—	—	112	—
Operating income (loss)	1,560	8,319	1,180	571	(8,510)	—
Other income (expense), net	(631)
Income tax provision	314
Net income	$615

	Three Months Ended August 2, 2020
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$185,941	$154,711	$21,749	$9,436	$149	$(104)
Cost of services	155,983	130,829	17,805	7,375	78	(104)
Gross margin	29,958	23,882	3,944	2,061	71	—

Selling, administrative and other operating costs	31,245	19,053	3,312	1,117	7,763	—
Restructuring and severance costs	546	335	81	—	130	—
Impairment charges	2,384	1,803	—	—	581	—
Operating income (loss)	(4,217)	2,691	551	944	(8,403)	—
Other income (expense), net	(64)
Income tax provision	556
Net loss	$(4,837)

	Nine Months Ended August 1, 2021
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$657,584	$547,892	$80,149	$29,291	$357	$(105)
Cost of services	552,223	463,059	65,467	23,596	206	(105)
Gross margin	105,361	84,833	14,682	5,695	151	—

Selling, administrative and other operating costs	100,736	60,999	12,022	4,275	23,440	—
Restructuring and severance costs	1,716	(131)	1	8	1,838	—
Impairment charges	404	—	—	—	404	—
Operating income (loss)	2,505	23,965	2,659	1,412	(25,531)	—
Other income (expense), net	(1,528)
Income tax provision	929
Net income	$48

	Nine Months Ended August 2, 2020
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$610,982	$510,492	$72,275	$28,550	$539	$(874)
Cost of services	517,360	435,646	60,117	22,212	259	(874)
Gross margin	93,622	74,846	12,158	6,338	280	—

Selling, administrative and other operating costs	106,931	66,905	10,845	4,149	25,032	—
Restructuring and severance costs	2,203	761	192	—	1,250	—
Impairment charges	2,395	1,814	—	—	581	—
Operating income (loss)	(17,907)	5,366	1,121	2,189	(26,583)	—
Other income (expense), net	(2,389)
Income tax provision	774
Net loss	$(21,070)

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

We operate in approximately 60 of our own locations and have an on-site presence in over 50 customer locations. Approximately 87% of our revenue is generated in the United States. Our principal international markets include Europe, Asia Pacific and Canada locations. The industry is highly fragmented and very competitive in all of the markets we serve.

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

Demographics

As of August 1, 2021, we employed approximately 14,600 people, including 13,500 who were on contingent staffing assignments with our clients, and the remainder as full-time in-house employees. Approximately 70% of the full-time in-house employees are located in North America and the remaining are within Asia Pacific and Europe. The workers on contingent staffing assignments are on our payroll for the length of their assignment with the client.

Diversity and Inclusion

Volt values building diverse teams, embracing different perspectives and fostering an inclusive, empowering work environment for our employees and clients. We have a long-standing commitment to equal employment opportunity as evidenced by the Company’s EEO policy. Of our North American in-house employee population, approximately 70% are women and approximately 45% have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. As part of Volt’s commitment to continued enhancements in this area, we launched our Expert Momentum Diversity and Inclusion Program. This program involved the creation of a task force made up of a group of employees from across the organization. The program has established initiatives to strengthen the promotion of workplace diversity for our employees and clients, to create a collaborative environment that promotes authenticity and a culture that celebrates our differences, and embraces a collaborative environment with unique experiences and diverse perspectives. The program’s task force will enhance company-wide engagement on diversity and inclusion, provide education opportunities for our employees, help identify areas for improvement and monitor progress in achieving these initiatives.

Compensation and Benefits

Critical to our success is identifying, recruiting, retaining, and incentivizing our existing and future employees. We strive to attract and retain the most talented employees in the staffing industry by offering competitive compensation and benefits. Our pay-for-performance compensation philosophy is based on rewarding each employee’s individual contributions and striving to achieve equal pay for equal work regardless of gender, race or ethnicity. We use a combination of fixed and variable pay including base salary, bonus, commissions and merit increases which vary across the business. In addition, as part of our long-term incentive plan for executives and certain employees, we provide share-based compensation to foster our pay-for-performance culture and to attract, retain and motivate our key leaders.

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

We continue to operate on a hybrid-model with certain locations fully staffed and others opening on a limited voluntary basis. Our COVID-19 Incident Response Team, comprised of key senior leaders in the organization, continues to monitor the most up-to-date developments and safety standard from the Centers for Disease Control and Prevention, WHO, Occupational Safety and Health Administration and other key authorities to determine an appropriate response for our employees and clients. While this team is currently monitoring COVID-19 developments globally, we remain focused on the regulations and vaccine requirements in the U.S. to ensure we are complying with all relevant regulations. We are also monitoring developments related to vaccine mandates from certain customers.

We expect the global business environment will continue to operate in various stages of economic turbulence. We are encouraged by the increase in order activity and demand throughout the Company, however the pace of such increase may be impacted if a resurgence in COVID-19 infections leads to additional disruptions, government mandates or increased lack of available talent to match our customers’ demands.

Long-lived Assets

Long-lived assets primarily consist of right-of-use assets, capitalized software costs, leasehold improvements and office equipment. We review these assets for impairment under Accounting Standards Codification 360 Property, Plant and Equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. An impairment loss is recognized if its carrying amount is not recoverable and exceeds its fair value. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques. In the first nine months of fiscal 2021, we recorded an impairment charge of $0.4 million of capitalized software costs related to a change in the expected use of certain assets.
Due to the economic impact and uncertainty related to the COVID-19 pandemic, we assessed our real estate footprint to evaluate potential opportunities for consolidation and downscaling. During the second half of fiscal 2020, the Company made decisions that impacted several leased office locations throughout North America, triggering impairment reviews which resulted in impairment charges of $16.1 million to reduce the carrying value of these assets to their estimated fair value.

Recent Developments

None

Consolidated Results by Segment

	Three Months Ended August 1, 2021
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$217,534	$179,381	$28,256	$9,790	$121	$(14)
Cost of services	181,334	150,552	22,928	7,794	74	(14)
Gross margin	36,200	28,829	5,328	1,996	47	—

Selling, administrative and other operating costs	34,039	20,483	4,148	1,425	7,983	—
Restructuring and severance costs	489	27	—	—	462	—
Impairment charges	112	—	—	—	112	—
Operating income (loss)	1,560	8,319	1,180	571	(8,510)	—
Other income (expense), net	(631)
Income tax provision	314
Net income	$615

	Three Months Ended August 2, 2020
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$185,941	$154,711	$21,749	$9,436	$149	$(104)
Cost of services	155,983	130,829	17,805	7,375	78	(104)
Gross margin	29,958	23,882	3,944	2,061	71	—

Selling, administrative and other operating costs	31,245	19,053	3,312	1,117	7,763	—
Restructuring and severance costs	546	335	81	—	130	—
Impairment charges	2,384	1,803	—	—	581	—
Operating income (loss)	(4,217)	2,691	551	944	(8,403)	—
Other income (expense), net	(64)
Income tax provision	556
Net loss	$(4,837)

Results of Operations Consolidated (Q3 2021 vs. Q3 2020)

Net revenue in the third quarter of fiscal 2021 increased $31.6 million, or 17.0%, to $217.5 million from $185.9 million in the third quarter of fiscal 2020. The net revenue increase was primarily due to an increase in our North American Staffing segment, net of eliminations, of $24.8 million and an increase in our International Staffing segment of $6.6 million. Excluding the positive impact of foreign currency fluctuations of $2.3 million, net revenue increased $29.3 million, or 15.5%.
Operating results in the third quarter of fiscal 2021 improved $5.8 million, to operating income of $1.6 million from an operating loss of $4.2 million in the third quarter of fiscal 2020. Excluding the restructuring and severance costs and impairment charges, operating results improved $3.4 million to operating income of $2.2 million. This increase in operating results of $3.4 million was primarily the result of improvements in our North American Staffing segment of $3.5 million.

Results of Operations by Segment (Q3 2021 vs. Q3 2020)
Net Revenue
The North American Staffing segment revenue in the third quarter of fiscal 2021 increased $24.7 million, or 15.9%, to $179.4 million from $154.7 million in the third quarter of fiscal 2020. The increase is attributable to new business wins in a combination of retail and mid-market clients, combined with the expansion of business within existing clients. In addition, revenue was negatively impacted by the COVID-19 pandemic in the third quarter of fiscal 2020.
The International Staffing segment revenue in the third quarter of fiscal 2021 increased $6.6 million, or 29.9%, to $28.3 million from $21.7 million in the third quarter of fiscal 2020, primarily due to increased payroll service and staffing business primarily in the United Kingdom and France and direct hire revenue in the United Kingdom and Singapore. Excluding the positive impact of foreign exchange rate fluctuations of $2.3 million, revenue increased $4.3 million, or 17.3%.
The North American MSP segment revenue in the third quarter of fiscal 2021 increased $0.4 million, or 3.8%, to $9.8 million from $9.4 million in the third quarter of fiscal 2020. The increase is primarily attributable to increased demand in its payroll service business partially offset by a decline in managed service business.
Cost of Services and Gross Margin
Cost of services in the third quarter of fiscal 2021 increased $25.3 million, or 16.3%, to $181.3 million from $156.0 million in the third quarter of fiscal 2020. This increase is primarily due to a $19.7 million increase in our North American Staffing segment related to the 15.9% increase in revenue and a lower workers’ compensation adjustment in the current quarter partially offset by a $1.3 million benefit from government wage subsidies. In addition, our International Staffing segment increased $5.1 million primarily as a result of the 29.9% increase in revenue.
Gross margin as a percent of revenue in the third quarter of fiscal 2021 increased to 16.6% from 16.1% in the third quarter of fiscal 2020. Our North American Staffing segment gross margin as a percent of revenue increased primarily due to lower employee-related costs and a mix of higher margin business. Our International Staffing segment gross margin as a percent of revenue primarily increased due to increased contract margins and higher direct hire revenue. Our North American MSP segment gross margin as a percent of revenue decreased primarily due to an increase in lower-margin payroll service business. Government wage subsidies accounted for 60 basis points of the increase in the third quarter of fiscal 2021.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the third quarter of fiscal 2021 increased $2.8 million, or 8.9%, to $34.0 million from $31.2 million in the third quarter of fiscal 2020. The increase was primarily due to $4.0 million in labor and related costs as a result of an increase in incentives on the higher sales volume, changes in headcount and higher medical claims experience partially offset by a government wage subsidy in the current quarter. This net increase was offset by $1.2 million in lower facility related costs due to consolidating our real estate footprint. As a percent of revenue, selling, administrative and other operating costs were 15.6% and 16.8% in the third quarter of fiscal 2021 and 2020, respectively.
Restructuring and Severance Costs
Restructuring and severance costs in the third quarter of fiscal 2021 remained consistent with the prior year at $0.5 million. Restructuring and severance costs in the third quarter of fiscal 2021 were primarily due to ongoing costs of facilities impaired in the second half of fiscal 2020. The restructuring and severance costs in the third quarter of fiscal 2020 were primarily due to actions taken by the Company as part of its continued efforts to reduce costs and to offset COVID-19 related revenue losses.
Impairment Charges

Impairment charges in the third quarter of fiscal 2021 decreased $2.3 million, to $0.1 million from $2.4 million in the third quarter of fiscal 2020. Impairment charges incurred in the prior year quarter primarily related to consolidating and exiting certain leased office locations throughout North America based on where we could be fully operational and successfully support our clients and business operations remotely.
Other Income (Expense), net
Other expense in the third quarter of fiscal 2021 increased $0.5 million, to $0.6 million from $0.1 million in the third quarter of fiscal 2020 due to an increase in non-cash foreign exchange losses primarily on intercompany balances.

Income Tax Provision
The income tax provisions of $0.3 million and $0.6 million in the third quarter of fiscal 2021 and 2020, respectively, were primarily related to locations outside of the United States.
Consolidated Results by Segment

	Nine Months Ended August 1, 2021
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$657,584	$547,892	$80,149	$29,291	$357	$(105)
Cost of services	552,223	463,059	65,467	23,596	206	(105)
Gross margin	105,361	84,833	14,682	5,695	151	—

Selling, administrative and other operating costs	100,736	60,999	12,022	4,275	23,440	—
Restructuring and severance costs	1,716	(131)	1	8	1,838	—
Impairment charges	404	—	—	—	404	—
Operating income (loss)	2,505	23,965	2,659	1,412	(25,531)	—
Other income (expense), net	(1,528)
Income tax provision	929
Net income	$48

	Nine Months Ended August 2, 2020
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$610,982	$510,492	$72,275	$28,550	$539	$(874)
Cost of services	517,360	435,646	60,117	22,212	259	(874)
Gross margin	93,622	74,846	12,158	6,338	280	—

Selling, administrative and other operating costs	106,931	66,905	10,845	4,149	25,032	—
Restructuring and severance costs	2,203	761	192	—	1,250	—
Impairment charges	2,395	1,814	—	—	581	—
Operating income (loss)	(17,907)	5,366	1,121	2,189	(26,583)	—
Other income (expense), net	(2,389)
Income tax provision	774
Net loss	$(21,070)

Results of Operations Consolidated (Q3 2021 YTD vs. Q3 2020 YTD)

Net revenue in the first nine months of fiscal 2021 increased $46.6 million, or 7.6%, to $657.6 million from $611.0 million in the first nine months of fiscal 2020. The net revenue increase was primarily due to increases in our North American Staffing segment, net of eliminations, of $38.2 million, International Staffing segment of $7.8 million and North American MSP segment of $0.7 million. Excluding $2.0 million related to MSP transitions and the positive impact of foreign currency fluctuations of $6.1 million, net revenue increased $42.5 million, or 6.9%.
Operating results in the first nine months of fiscal 2021 improved $20.4 million, to operating income of $2.5 million from an operating loss of $17.9 million in the first nine months of fiscal 2020. Excluding the restructuring and severance costs and impairment charges, operating results increased $17.9 million to operating income of $4.6 million. This increase in operating results of $17.9 million was primarily the result of improvements in our North American Staffing segment of $15.9 million and our International Staffing segment of $1.3 million partially offset by a $0.8 million decrease in the North American MSP segment. In addition, the Corporate and Other category improved $1.5 million primarily as a result of reductions in corporate support costs.

Results of Operations by Segment (Q3 2021 YTD vs. Q3 2020 YTD)
Net Revenue
The North American Staffing segment revenue in the first nine months of fiscal 2021 increased $37.4 million, or 7.3%, to $547.9 million from $510.5 million in the first nine months of fiscal 2020. Excluding $2.1 million in revenue from MSP transitions, adjusted revenue increased $39.5 million, or 7.8%. The increase is attributable to new business wins in a combination of retail and mid-market clients, combined with the expansion of business within existing clients. In addition, revenue was negatively impacted by the COVID-19 pandemic in the prior year period.
The International Staffing segment revenue in the first nine months of fiscal 2021 increased $7.8 million, or 10.9%, to $80.1 million from $72.3 million in the first nine months of fiscal 2020, primarily due to the positive impact of foreign exchange rate fluctuations, increases in payroll service and direct hire businesses primarily in the United Kingdom, as well as staffing revenue in France and Singapore. Theses increases were partially offset by lower staffing revenue in Belgium. Excluding the impact of foreign exchange rate fluctuations of $6.1 million, revenue increased $1.7 million, or 2.2%.
The North American MSP segment revenue in the first nine months of fiscal 2021 increased $0.7 million, or 2.6%, to $29.3 million from $28.6 million in the first nine months of fiscal 2020. The increase is primarily attributable to increased demand in its payroll service business, partially offset by declines in managed service business.
Cost of Services and Gross Margin
Cost of services in the first nine months of fiscal 2021 increased $34.8 million, or 6.7%, to $552.2 million from $517.4 million in the first nine months of fiscal 2020. This increase is primarily due to a $27.4 million increase in the North American Staffing segment related to the 7.3% increase in revenue, partially offset by a $3.1 million benefit from government wage subsidies. In addition, the International Staffing segment increased $5.4 million related to the 10.9% increase in revenue.
Gross margin as a percent of revenue in the first nine months of fiscal 2021 increased to 16.0% from 15.3% in the first nine months of fiscal 2020. Our North American Staffing segment gross margin as a percent of revenue increased primarily due to lower employee-related costs and a mix of higher margin business. Our International Staffing segment gross margin as a percent of revenue increased primarily due to higher contract revenue margins and an increase in direct hire revenue. Our North American MSP segment gross margin as a percent of revenue decreased primarily due to an increase in lower-margin payroll service business. Government wage subsidies accounted for 50 basis points of the increase in the first nine months of fiscal 2021.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first nine months of fiscal 2021 decreased $6.2 million, or 5.8%, to $100.7 million from $106.9 million in the first nine months of fiscal 2020. The decrease was primarily due to certain cost reductions, including $6.5 million in labor and related costs due to lower headcount and a government wage subsidy partially offset by higher medical claims experience. Additional reductions included $4.1 million in facility related costs due to consolidating our real estate footprint and $1.3 million in lower travel, professional fees, depreciation and software expenses. These decreases were partially offset by a $5.3 million increase in incentives on the higher sales volume and an $0.8 million increase in general insurance. As a percent of revenue, selling, administrative and other operating costs were 15.3% and 17.5% in the first nine months of fiscal 2021 and 2020, respectively.
Restructuring and Severance Costs
Restructuring and severance costs in the first nine months of fiscal 2021 decreased $0.5 million, to $1.7 million from $2.2 million in the first nine months of fiscal 2020. Restructuring and severance costs in the first nine months of fiscal 2021 primarily included $0.4 million of severance costs resulting from the elimination of certain positions as part of our continued efforts to reduce costs and $1.6 million related to the ongoing costs of facilities impaired in the second half of fiscal 2020 offset by a $0.3 million lease termination gain. The restructuring and severance costs in the first nine months of fiscal 2020 were primarily due to our plan to leverage the global capabilities of our staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location, continued efforts to reduce costs and to offset COVID-19 related revenue losses.
Impairment Charges

Impairment charges in the first nine months of fiscal 2021 decreased $2.0 million, to $0.4 million from $2.4 million in the first nine months of fiscal 2020. Impairment charges in the first nine months of fiscal 2021 primarily related to capitalized software costs. Impairment charges in the first nine months of fiscal 2020 were primarily due to charges related to consolidating and exiting certain leased office locations throughout North America based on where we could be fully operational and successfully support our clients and business operations remotely.

Other Income (Expense), net
Other expense in the first nine months of fiscal 2021 decreased $0.9 million, to $1.5 million from $2.4 million in the first nine months of fiscal 2020 due to lower interest expense resulting from lower rates and a decrease in non-cash foreign exchange losses primarily on intercompany balances.
Income Tax Provision
The income tax provisions of $0.9 million and $0.8 million in the first nine months of fiscal 2021 and 2020, respectively, were primarily related to locations outside of the United States.

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

We manage our cash flow and related liquidity on a global basis. We fund payroll, taxes and other working capital requirements using cash supplemented as needed from our borrowings. Our weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $16.5 million. We generally target minimum global liquidity to be approximately 1.5 times our average weekly requirements. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements. We believe our cash flow from operations and planned liquidity will be sufficient to meet our cash needs for the next twelve months.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. As a result, $26.2 million of employer payroll tax payments were deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. In addition, certain state governments have delayed payment of various state payroll taxes for a shorter period of time. State payroll taxes of approximately $6.8 million deferred from the second quarter of fiscal 2021 were paid beginning in the third quarter of fiscal 2021. The Company’s payment of approximately $4.7 million of state payroll taxes will be deferred from the third quarter of fiscal 2021 with payments scheduled to begin in the fourth quarter of fiscal 2021. We also benefited from certain government wage subsidies during the first nine months of fiscal 2021. We are in the process of assessing our benefit and further potential credits as well as other impacts of the CARES Act on our business.

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

At August 1, 2021, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million. Borrowing availability, as defined under the DZ Financing Program, was $4.0 million and global liquidity was $47.1 million at August 1, 2021.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the financial covenants. At August 1, 2021, we were in compliance with all debt covenants. We believe, based on our current outlook, we will continue to be able to meet our financial covenants.

The following table sets forth our cash and global liquidity levels at the end of our last five quarters (in thousands):

Global Liquidity
	August 2, 2020	November 1, 2020	January 31, 2021	May 2, 2021	August 1, 2021
Cash and cash equivalents (a)	$30,928	$38,550	$40,062	$47,231	$49,595

Total outstanding debt	$60,000	$60,000	$60,000	$60,000	$60,000

Cash in banks (b)(c)	$26,126	$36,218	$36,962	$39,288	$43,076
DZ Financing Program	5,122	2,828	2,225	2,868	3,990
Global liquidity	31,248	39,046	39,187	42,156	47,066
Minimum liquidity threshold	15,000	15,000	15,000	15,000	15,000
Available liquidity	$16,248	$24,046	$24,187	$27,156	$32,066

a.Per financial statements.
b.Amount generally includes outstanding checks.
c.Amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of August 1, 2021, the balance in the USB collections account included in the DZ Financing Program availability was $7.8 million.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Nine Months Ended
	August 1, 2021	August 2, 2020
Net cash provided by operating activities	$4,874	$13,082
Net cash used in investing activities	(2,615)	(3,336)
Net cash (used in) provided by financing activities	(594)	4,595
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(463)
Net increase in cash, cash equivalents and restricted cash	$1,636	$13,878

Cash Flows - Operating Activities

The net cash provided by operating activities in the nine months ended August 1, 2021 decreased $8.2 million from the cash provided by operating activities in the nine months ended August 2, 2020. This decrease resulted primarily from a $27.5 million decrease in cash provided by operating assets and liabilities, primarily from an increase in accounts receivable due to increased sales volume and other current assets partially offset by a decrease in accounts payable. This decrease in cash used in operating activities was partially offset by a decrease in net loss of $21.1 million.

Cash Flows - Investing Activities

The net cash used in investing activities in the nine months ended August 1, 2021 was $2.6 million, as a result of purchases of property, equipment and software. The net cash used in investing activities in the nine months ended August 2, 2020 was $3.3 million, principally for the purchases of property, equipment and software of $3.9 million, partially offset by proceeds of $0.4 million from the sale of property, equipment and software.

Cash Flows - Financing Activities

The net cash used in financing activities was $0.6 million in the nine months ended August 1, 2021 primarily as a result of withholding tax payment on vesting of stock awards of $0.5 million and debt issuance costs of $0.2 million. The net cash provided by financing activities in the nine months ended August 2, 2020 was $4.6 million as a result of a $5.0 million net drawdown of borrowing under the DZ Financing Program.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of August 1, 2021, the letter of credit participation was $22.1 million inclusive of $20.9 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain real estate lease agreements.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum TNW, as defined in the DZ Financing Program, of $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; (2) positive net income in any fiscal year ending after 2021; (3) maximum debt to TNW ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined in the DZ Financing Program. At August 1, 2021, there was $4.0 million of borrowing availability, as defined in the DZ Financing Program and the Company was in compliance with all debt covenants.

Off-Balance Sheet Arrangements

As of August 1, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At August 1, 2021, we had cash and cash equivalents on which interest income is earned at variable rates. At August 1, 2021, we had a long-term $100.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, net interest expense and other expense are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by less than $0.1 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.3 million in the first nine months of fiscal 2021.

Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the fiscal period balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect on the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive loss. The U.S. dollar weakened relative to many foreign currencies as of August 1, 2021 compared to November 1, 2020. Consequently, stockholders’ equity increased $0.9 million as a result of the foreign currency translation as of August 1, 2021.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of August 1, 2021 would result in an approximate $2.0 million positive translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of August 1, 2021 would result in an approximate $2.0 million negative translation adjustment recorded in Accumulated other comprehensive loss within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended August 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

VOLT INFORMATION SCIENCES, INC.

Date: September 13, 2021	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: September 13, 2021	By:	/s/ Herbert M. Mueller
Herbert M. Mueller
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 13, 2021	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller, Chief Accounting Officer and Treasurer (Principal Accounting Officer)