Form 10-K
period 2021-10-31
VOLT INFORMATION SCIENCES, INC.
filed 2022-01-13
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2021

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 2, 2021, there were 21,736,575 shares of common stock outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates as of May 2, 2021 was $74,551,244, calculated by using the closing price of the common stock on such date on the NYSE AMERICAN market of $3.97.
As of January 7, 2022, there were 22,099,246 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent stated herein.

VOLT INFORMATION SCIENCES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2021

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
•significant exposure to employment related claims and losses;
•failure to maintain adequate levels of working capital;
•vulnerability of information technology systems to damage and/or interruption;
•global public health epidemics, including the strain of coronavirus known as COVID-19 (“COVID-19”);
•ability to fulfill customer requirements may be impeded by a scarcity of talent in the current labor markets as well as by potential impact of future vaccine mandates;
•rising labor costs may reduce our contribution margins and impact our operating results if we are not able to pass these costs on to our customers;
•the loss of major customers;
•turmoil in the financial markets or the inability to fully utilize our credit facility;
•failure to keep pace with rapid changes in technology;
•failure or inability to comply with financial covenants;
•inability to retain acceptable insurance coverage limits at a commercially reasonable cost and terms;
•unexpected changes in workers’ compensation and other insurance plans;
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
Geographic Regions and Segments
Volt operates in approximately 65 of its own locations and has an on-site presence in over 60 customer locations. Approximately 87% of our revenue is generated in the United States where we have employees in nearly all 50 states. Our principal non-U.S. markets include Europe, Asia Pacific and Canada locations. Our global footprint enables us to deliver consistent quality to our large strategic customers that require an established international presence.

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
Our two staffing services segments provide workforce management expertise through locations in North America, Europe and Asia Pacific locations. We deliver a broad spectrum of contingent staffing, direct placement, staffing management and other employment services. Our contingent workers are placed on assignment with our customers in a broad range of occupations including manufacturing, assembly, warehousing, industrial, information technology, engineering, pharmaceutical, administrative, accounting and finance.
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
Corporate and Other Category
Our Corporate and Other category consists of our corporate services and remote hire services business in India.
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

Business Strategy

Strategic Priorities
We have built a leadership team of prominent staffing industry veterans to strengthen our global sales team with a focus on our sales strategy to enhance financial performance and build a foundation for sustainable growth. This strategy includes the following priorities:

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

•Business Optimization - Drive further efficiencies, productivity and cost savings by optimizing technology to drive performance through increased integration of available digital tools, reporting and processes and migrating from manual, customized processes to automated, standard processes. These enhancements have yielded meaningful cost savings, a portion of which has been re-invested into important recruiting and candidate acquisition resources.

•Growth and Expansion - Achieve revenue and margin growth with new and existing client relationships, through realigned sales and delivery efforts. We have re-established our sales culture by realigning the sales teams based upon client buying patterns with an emphasis on building client relationships. To further incentivize growth within the sales teams, we overhauled our bonus plans to align with a ‘pay for performance’ structure and we have introduced a higher level of visibility and accountability into the sales culture.
Customers
The Company serves multinational, national and local customers, providing staffing services (traditional time and materials-based as well as project-based) and managed service programs. The Company had no single customer that accounted for more than 10% of consolidated net revenue in fiscal 2021 or 2020. Our top 10 customers, which generally are not the same in each year, represented approximately 39% and 41% of revenue in fiscal 2021 and 2020, respectively. The loss of one or more of these customers, unless the business is replaced, could have an adverse effect on our results of operations or cash flows.
In fiscal 2021, the International Staffing segment’s revenue included three customers which accounted for approximately 21%, 13% and 11% of the total revenue of that segment. The North American MSP segment’s revenue included three customers which accounted for approximately 24%, 12% and 11% of the total revenue of that segment.
In fiscal 2020, the International Staffing segment’s revenue included two customers which accounted for approximately 24% and 12% of the total revenue of that segment. The North American MSP segment’s revenue included four customers which accounted for approximately 22%, 14%, 12% and 10% of the total revenue of that segment.
In fiscal 2021 and 2020, 87% and 88% of our total revenue, respectively, was from customers in the United States.
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

Environmental, Social and Governance (“ESG”) Matters

The Company recognizes the importance of ESG matters, with a specific focus on Human Capital Management, as integral to creating a sustainable foundation for our long-term business strategy. While the Nominating and Corporate Governance Committee of the Board of Directors holds primary responsibility for ESG oversight and guidance, our entire Board of Directors, composed of independent directors, is fully engaged in these efforts.

Human Capital Management

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

Demographics
As of October 31, 2021, Volt employed approximately 15,400 people, including approximately 14,300 who were on contingent staffing assignments with our clients and the remainder as full-time in-house employees. Approximately 70% of the full-time in-house employees are located in North America and the remaining are within Asia Pacific and Europe. The workers on contingent staffing assignments are on our payroll for the length of their assignment with the client.

Diversity and Inclusion

Volt values building diverse teams, embracing different perspectives and fostering an inclusive, empowering work environment for our employees and clients. We have a long-standing commitment to equal employment opportunity as evidenced by the Company’s EEO policy. Of our North American in-house employee population, approximately 70% are women and approximately 46% have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. As part of Volt’s commitment to continued enhancements in this area, we launched our Expert Momentum Diversity and Inclusion Program. This program involved the creation of a task force made up of a group of employees from across the organization. The program has established initiatives to strengthen the promotion of workplace diversity for our employees and clients, to create a collaborative environment that promotes authenticity and a culture that celebrates our differences, and embraces a collaborative environment with unique experiences and diverse perspectives. The program’s task force will enhance company-wide engagement on diversity and inclusion, provide education opportunities for our employees, help identify areas for improvement and monitor progress against these initiatives.

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

Communication and Engagement

We strongly believe that Volt’s success depends on employees understanding how their work contributes to the Company’s overall strategy. To this end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including: (i) quarterly company-wide CEO update calls; (ii) regular company-wide calls with executives; (iii) frequent email corporate communications; and (iv) employee engagement surveys.

Commitment to Values and Ethics through Governance

Along with our core values, we act in accordance with our Code of Business Conduct and Ethics (“Code of Conduct”), which sets forth expectations and guidance for employees to make appropriate decisions. Our Code of Conduct covers topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information, and reporting Code of Conduct violations. The Code of Conduct reflects our commitment to operating in a fair, honest, responsible and ethical manner and also provides direction for reporting complaints in the event of alleged violations of our policies (including through an anonymous hotline). Our executive officers and supervisors maintain “open door” policies and any form of retaliation is strictly prohibited. We take all reports of suspected violations and unethical behavior seriously and take appropriate actions to correct the situation.

Environmental

As a global provider of staffing services, Volt does not produce or manufacture any products or materials and therefore our environmental impact has been relatively small. Nevertheless, we understand that certain areas of our business and operations have an impact on the environment and we are dedicated to promoting internal sustainability initiatives and keeping our ecological footprint to a minimum. In addition to certain on-going internal initiatives, including office waste reduction practices such as printing less and recycling furniture and electronics, we were able to take advantage of more impactful opportunities using actions implemented during the COVID-19 pandemic. During fiscal 2020, we were able to quickly shift to a fully remote in-house workforce and in fiscal 2021, we continued to have the majority of our in-house employees remote thereby reducing the environmental impact of commuting and office energy consumption. This work model has allowed us to further decrease our carbon footprint by exiting and consolidating certain offices. We have also been able to reduce certain business travel by using virtual and collaborative tools whenever possible, further limiting our ecological impact. Volt is committed to enhancing its environmental protection measures and continuing to promote an eco-friendly culture both internally and in the communities it serves.

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

Risks Related to the Company’s Industry and Business Environment
Our business, results of operations and financial condition has been and may continue to be adversely impacted by global public health epidemics, including the strain of coronavirus known as COVID-19, and future adverse impacts could be material and difficult to predict

The global spread of COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has created significant volatility, uncertainty and global macroeconomic disruption due to related government actions, non-governmental agency recommendations and public perceptions and disruption in global economic and labor market conditions. These effects have had, and could in the future have, an adverse impact on our business, including reduced demand for our services, worker absences, client shutdowns and reduced operations. Additionally, adverse changes in economic or operating conditions impacting our estimates and assumptions can result in the impairment of our goodwill or long-lived assets, including our lease right-of-use assets. In fiscal 2020, impairment charges were recorded on certain of our lease assets as a result of COVID-19 related actions. In fiscal 2021, we continued to experience the negative impacts of the COVID-19 crisis, particularly related to the impact of labor shortages and wage inflation, due in part to a certain portion of the workforce not returning to the labor market in many industries, as well as market concerns about the COVID-19 variants. In addition, the global pandemic has resulted in a significant number of new rules and regulations, the cost of compliance and monitoring of which may have a continued impact on our business and existing resources.

The future impact of the pandemic on global and local economies will continue to depend on future developments such as the emergence of future variant strains of COVID-19, the availability and distribution of effective medical treatments and vaccines, vaccination rates, as well as government-imposed restrictions or mandates. Further, any new or tightened government-imposed restrictions or mandates on the conduct of business, including vaccination mandates, could adversely impact our business, liquidity and results of operations.

Our results of operations and liquidity could be adversely impacted by economic conditions affecting our clients

Our business depends on the overall demand for labor and on the economic health of current and prospective clients. The spread of COVID-19 and resulting restrictions and labor shortages across the United States are having, and may continue to have, a negative impact on the operating results of the Company. As our clients respond to the effects of efforts to address the consequences of the pandemic, including the measures taken at various levels of government to contain the virus’ spread, we expect that our ability to add new customers, as well as to grow revenues from existing customers, will be adversely affected due to economic slowdown, business closures, labor shortages and reductions in hours worked.

Any significant weakening of the economy including the worsening of the ongoing labor shortage and rise in inflation, as well as the ongoing uncertainty related to the pandemic, may adversely impact our business. These conditions may impact our ability to meet the increasing demand for our services across certain markets. Additionally, in response to the pandemic and further heightened by the current labor shortages, many businesses are looking at how to accelerate deployment of new technologies in their operations to minimize costs, improve productivity and reduce dependency on human capital, which may reduce demand for our services and impact our operations. Across many industries we serve, labor costs have risen dramatically in recent months, which could result in compression on our operating margins in situations in which we are not able to pass those costs on to our customers.

Our working capital is primarily in the form of trade receivables which generally increase as sales increase. Our working capital requirements are primarily generated from employee payroll which is paid weekly and customer accounts receivable which is generally outstanding for longer periods. Since receipts from customers lag payroll payments to temporary employees, working capital requirements increase and operating cash flows decrease substantially in periods of growth. During periods of economic decline or uncertainty, our clients may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. In addition, some clients have begun to impose more challenging billing terms, which increases the length of time before we receive payment for services provided. If our clients become unable to pay amounts owed to us or pay us more slowly, our cash flow, liquidity, and profitability may be impacted. Conversely, when economic activity slows, working capital requirements may substantially decrease and operating cash flows increase. Such increases dissipate over time if the economic downturn continues for an extended period.

Our business depends on uninterrupted service to clients

Our operations depend on our ability to protect our facilities, computer and telecommunication equipment, and software systems against damage or interruption from fire, power loss, natural disasters, weather conditions, telecommunications interruption and other similar events. Additionally, the occurrence of any such events may cause our employees to miss work and interrupt delivery of our service, potentially resulting in a loss of revenue. While we have enhanced controls and recovery plans in place, we have a high concentration of operations in high-risk geographies, such events could have a materially adverse effect on our business, financial condition and results of operations, if recovery plans are unsuccessful.

Risks Related to the Company’s Capital Structure and Finances
Our credit facility contains financial covenants that may limit our ability to take certain actions
We remain dependent upon our financing agreement which includes certain financial covenants. These covenants could constrain the execution of our business strategy and growth plans. Our ability to continue to meet these financial covenants is not assured. If we default under any of these requirements, our lenders could restrict our ability to access funds in our customer collections account, declare all outstanding borrowings, accrued interest and fees due and payable, or significantly increase the cost of the facility. Under such circumstances, there could be no assurance that we would have sufficient liquidity to repay or refinance the indebtedness at favorable rates or at all. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. As of October 31, 2021, we were in compliance with all covenant requirements.
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

Our results of operations and ability to grow may be negatively affected if we are not able to keep pace with rapid changes in technology
The Company’s success depends on our ability to keep pace with rapid technological changes in the development, implementation and operation of our services and solutions. The increased use of mobile technology is attracting additional technology-oriented companies and resources to our industry. Our clients and candidates increasingly demand technological innovation to improve the entire cycle of our services so we must continue to invest in new technology in order to meet these needs and remain competitive in the industry. Acquiring and implementing new technology for our business may require us to incur significant expenses and capital costs and if we do not sufficiently invest in and implement new technology, or evolve our business at sufficient speed and scale, our business results may decline materially.
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

Risks Related to the Company’s Information Technology, Cybersecurity and Data Protection
We could incur liabilities, or our reputation could be damaged, from a cyber-attack or improper disclosure or loss of sensitive or confidential company, employee, associate, candidate or client data, including personal data
Our business involves the use, storage and transfer of certain information about our full-time and contingent employees, customers and other individuals. We rely upon multiple information technology systems and networks, some of which are web-based or managed by third parties, to process, transmit and store electronic information and to manage or support a variety of critical business processes and activities. This information contains sensitive or confidential employee and customer data, including personally identifiable information. The secure and consistent operation of these systems, networks and processes is critical to our business operations. Our systems and networks have been, and will continue to be, the target of cyber-attacks, computer viruses, worms, phishing attacks, ransomware, malicious software programs and other cyber-security incidents that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of our customers’ or employees’ sensitive and personal data. Successful cyber-attacks or other data breaches, as well as risks associated with compliance with applicable data privacy laws, could harm our reputation, divert management attention and resources, increase our operating expenses due to the employment of consultants and third-party experts and the purchase of additional infrastructure and/or subject us to legal liability, resulting in increased costs and loss of revenues.

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
•regulatory developments;
•rising labor costs that affect our operating margins;
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

We are dependent upon the quality of our human capital
Our operations are dependent upon our ability to attract and retain personnel, for temporary assignments and projects, as well as internally, including in the areas of maintenance and protection of our systems. The availability of such personnel is dependent upon a number of economic and demographic conditions. Our ability to fulfill customer requirements may be impeded by a scarcity of talent in the current labor markets and rising labor costs as well as by the potential impact of future vaccine mandates. As a result, we may find it difficult or costlier to hire such personnel in the face of competition from our competitors, which could directly impact our gross margins and overall results of operations.

We are subject to employment–related claims and losses, including class action lawsuits, which could have a material adverse effect on our business
Our staffing services business employs or engages individuals on a contingent basis and places them in a customer’s workplace. Our ability to control the customer’s workplace is limited and we risk incurring liability to our employees for injury (which can result in increased workers’ compensation costs) or other harm that they suffer in the scope of employment at the customer’s workplace or while under the customer’s control.

Additionally, we risk liability to our customers for the actions or inactions of our employees, including those individuals employed on a contingent basis that may cause harm to our customers or other employees. Such actions may be the result of errors and omissions in the application of laws, rules, policies and procedures, discrimination, retaliation, negligence or misconduct on the part of our employees, damage to customer facilities or property due to negligence, criminal activity and other similar claims. In addition, we may face claims related to violations of wage and hour regulations, Fair Credit Reporting Act violations and claims relating to the misclassification of independent contractors, among other types of claims. In some cases, we must indemnify our customers for certain acts of our employees and certain customers have negotiated broad indemnification provisions. We may also incur fines, penalties and losses that are not covered by insurance or negative publicity with respect to these matters. We have increased potential exposure to employment-related claims and litigation based on our concentration of business in higher regulation geographies. We maintain policies, procedures and guidelines to promote compliance with laws, rules, regulations and best practices applicable to our business, but there can be no assurances that these policies, procedures and guidelines will be effective or that we will not experience losses due to such risks.
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
Our business is exposed to fluctuations in exchange rates. Our operations outside the United States are reported in the applicable local currencies and then translated into U.S. dollars at the applicable currency exchange rates for inclusion in our Consolidated Financial Statements. Exchange rates for currencies of these countries may fluctuate in relation to the U.S. dollar and these fluctuations may have an adverse or favorable effect on our operating results when translating foreign currencies into U.S. dollars.
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
The United Kingdom’s (“U.K.”) referendum to exit from the European Union (“E.U.”) may continue to have uncertain effects and could adversely impact our business, results of operations and financial condition
As a result of a referendum in June 2016, the U.K. withdrew from the E.U. (“Brexit”) on January 31, 2020. It began a transition period in which to negotiate a new trading relationship for goods and services that ended on December 31, 2020. During the time since the June 2016 referendum, there have been periods of significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the U.K. On December 24, 2020, the U.K. and E.U. announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. Although we have not experienced any material disruptions in our business as a result of Brexit to date, the ultimate effects are still difficult to predict and adverse consequences concerning Brexit or the E.U. could include a decline in global economic conditions, instability in global financial markets, political uncertainty and volatility in currency exchange rates, among others, any of which could have an adverse impact on our business operations and financial results.
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
Failure to maintain adequate financial and management processes and internal controls could lead to errors in our financial reporting
The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, resource challenges and fraud. Due to these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements in a timely fashion, be unable to properly report on our business and our results of operations, or be required to restate our financial statements. These circumstances could lead to a significant decrease in the trading price of our shares, or the delisting of our shares from the NYSE AMERICAN, which would harm our shareholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

Our corporate headquarters is located in approximately 200,000 square feet at 2401 N. Glassell Street, Orange, California 92865. We currently operate out of approximately 50,000 square feet of that space after our real estate rationalization initiatives. Operations from this location are primarily corporate functions, as well as our North American Staffing and North American MSP segments. The lease on this facility expires in 2031.
We lease space in approximately 65 other facilities, excluding month-to-month leases, each of which consists of less than 20,000 square feet. The Company’s leases expire at various times from 2022 until 2031.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

As the Company is a “smaller reporting company,” for the annual period ending October 31, 2021, it is not required to provide the performance graph under Item 201(e) of Regulation S-K.
Our common stock is traded on the NYSE AMERICAN under the symbol “VOLT”. The following table sets forth, for the periods indicated, the high and low sales prices or the high and low bid quotations for our common stock for the fiscal years ended October 31, 2021 and November 1, 2020. The over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Period		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021	High	$3.28	$4.50	$5.37	$5.46
	Low	$1.30	$2.67	$3.60	$3.28
2020	High	$3.10	$2.51	$1.71	$1.74
	Low	$2.28	$0.68	$0.70	$1.12
On January 7, 2022, there were 218 holders of record of our common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.
Dividends

Cash dividends have not been declared or paid for the two years ended October 31, 2021 and through the date of this report.
Issuer Purchases of Equity Securities

There were no shares purchased in the fourth quarter of fiscal 2021.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended October 31, 2021, November 1, 2020 and November 3, 2019. The data below should be read in conjunction with, and is qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and notes thereto. The financial information presented may not be indicative of our future performance.
Volt Information Sciences, Inc. and Subsidiaries
Selected Financial Data

For the year ended, (in thousands, except per share data)	October 31, 2021	November 1, 2020	November 3, 2019
	52 weeks	52 weeks	53 weeks
STATEMENT OF OPERATIONS DATA
Net revenue	$885,393	$822,055	$997,090
Operating income (loss)	$4,832	$(29,369)	$(9,833)
Net income (loss)	$1,374	$(33,587)	$(15,186)
PER SHARE DATA:
Basic:
Net income (loss)	$0.06	$(1.56)	$(0.72)
Weighted average number of shares	21,884	21,507	21,119
Diluted:
Net income (loss)	$0.06	$(1.56)	$(0.72)
Weighted average number of shares	22,609	21,507	21,119

(in thousands)	October 31, 2021	November 1, 2020	November 3, 2019

BALANCE SHEET DATA
Cash and cash equivalents	$71,373	$38,550	$28,672
Working capital	$99,228	$101,756	$89,352
Total assets	$260,104	$241,845	$218,004
Long-term debt, excluding current portion	$60,000	$60,000	$55,000
Total stockholders’ equity	$31,093	$27,874	$36,189
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

As of October 31, 2021, we employed approximately 15,400 people, including 14,300 contingent workers. Contingent workers are on our payroll for the length of their assignment. We operate in approximately 65 of our own locations and have an on-site presence in over 60 customer locations. Approximately 87% of our revenue is generated in the United States. Our principal international markets include Europe, Asia Pacific and Canada locations. The industry is highly fragmented and very competitive in all of the markets we serve.

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

We continue to operate on a hybrid-model with certain locations fully staffed and others opening on a limited voluntary basis. Our COVID-19 Incident Response Team, comprised of key senior leaders in the organization, continues to monitor the most up-to-date developments and safety standard from the Centers for Disease Control and Prevention, WHO, Occupational Safety and Health Administration and other key authorities to determine an appropriate response for our employees and clients. While this team is currently monitoring COVID-19 developments globally, we also remain focused on the regulations and vaccine requirements in the U.S. to ensure we are complying with all relevant regulations. We are also monitoring developments related to vaccine mandates from certain customers.

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

Recent Developments

None

Consolidated Results of Operations and Financial Highlights (Fiscal 2021 vs. Fiscal 2020)
Results of Operations by Segment (Fiscal 2021 vs. Fiscal 2020)

	Year Ended October 31, 2021
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$885,393	$738,767	$106,963	$39,312	$456	$(105)
Cost of services	741,871	623,346	86,716	31,655	259	(105)
Gross margin	143,522	115,421	20,247	7,657	197	—

Selling, administrative and other operating costs	135,427	82,449	15,956	5,409	31,613	—
Restructuring and severance costs	2,839	(57)	213	130	2,553	—
Impairment charges	424	—	—	—	424	—
Operating income (loss)	4,832	33,029	4,078	2,118	(34,393)	—
Other income (expense), net	(2,055)
Income tax provision	1,403
Net income	$1,374

	Year Ended November 1, 2020
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$822,055	$689,095	$95,308	$37,915	$674	$(937)
Cost of services	694,204	586,255	79,087	29,471	328	(937)
Gross margin	127,851	102,840	16,221	8,444	346	—

Selling, administrative and other operating costs	137,666	85,776	14,484	5,370	32,036	—
Restructuring and severance costs	2,641	883	338	—	1,420	—
Impairment charges	16,913	1,859	—	—	15,054	—
Operating income (loss)	(29,369)	14,322	1,399	3,074	(48,164)	—
Other income (expense), net	(3,173)
Income tax provision	1,045
Net loss	$(33,587)

Results of Operations Consolidated (Fiscal 2021 vs. Fiscal 2020)
Net revenue in fiscal 2021 increased $63.3 million, or 7.7%, to $885.4 million from $822.1 million in fiscal 2020. The revenue increase was primarily due to increases in our North American Staffing segment of $49.7 million, our International Staffing segment of $11.7 million and our North American MSP segment of $1.4 million. Excluding the impact on net revenue of the positive foreign currency fluctuations of $6.6 million and $2.0 million related to MSP transitions, net revenue increased $58.7 million, or 7.1%.
Operating income in fiscal 2021 increased $34.2 million, or 116.5%, to $4.8 million from a loss of $29.4 million in fiscal 2020 primarily due to a $16.5 million decrease in impairment charges and an increase in revenue at improved margins. Excluding restructuring and severance costs and impairment charges, operating income in fiscal 2021 increased $17.9 million, or 182.5%. This increase in operating income of $17.9 million was primarily due to improved results in our North American Staffing segment of $15.9 million and our International Staffing segment of $2.6 million, partially offset by a decrease in our North American MSP segment of $0.8 million.
Results of Continuing Operations by Segments (Fiscal 2021 vs. Fiscal 2020)
Net Revenue
The North American Staffing segment revenue increased $49.7 million, or 7.2%, to $738.8 million in fiscal 2021 from $689.1 million in fiscal 2020. Excluding the impact of $2.0 million in revenue from MSP transitions, revenue increased $51.7 million, or 7.5%, in fiscal 2021. The increase is attributable to new business wins in a combination of retail and mid-market clients, combined with the expansion of business within existing clients. In addition, revenue was negatively impacted by the COVID-19 pandemic in fiscal 2020.

The International Staffing segment revenue increased $11.7 million, or 12.2%, to $107.0 million in fiscal 2021 from $95.3 million in fiscal 2020. Excluding the positive impact of foreign currency fluctuations of $6.7 million, International Staffing revenue increased by $5.0 million, or 4.9%, primarily due to increased staffing business in France and Singapore. In addition, revenue in the United Kingdom increased slightly as a result of higher payroll service business demand and direct hire revenue partially offset by lower contract revenue.
The North American MSP segment revenue increased $1.4 million, or 3.7%, to $39.3 million in fiscal 2021 from $37.9 million in fiscal 2020. The increase is primarily attributable to increased demand in its payroll service business partially offset by a decline in managed service business.
Cost of Services and Gross Margin

Cost of services in fiscal 2021 increased $47.7 million, or 6.9%, to $741.9 million from $694.2 million in fiscal 2020. The increase in our North American Staffing segment related to the 7.2% increase in revenue and a lower workers’ compensation adjustment in the current fiscal year partially offset by a $3.8 million benefit from government wage subsidies. In addition, our International Staffing segment increased $7.6 million primarily as a result of the 12.2% increase in revenue.

Gross margin as a percent of revenue in fiscal 2021 increased to 16.2% from 15.6% in fiscal 2020. Our North American Staffing segment gross margin as a percentage of revenue increased primarily due to lower employee-related costs and a mix of higher margin business. Our International Staffing segment gross margin as a percentage of revenue primarily increased due to improved contract margins and higher direct hire revenue. Our North American MSP segment gross margin as a percentage of revenue decreased primarily due to an increase in lower-margin payroll service business. Government wage subsidies accounted for 40 basis points of the increase in fiscal 2021.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in fiscal 2021 decreased $2.3 million, or 1.6%, to $135.4 million from $137.7 million in fiscal 2020. The decrease was primarily due to $4.7 million in lower facility related costs due to consolidating our real estate footprint and $1.2 million in lower software and travel expenses. This decrease was partially offset by a $2.1 million increase in labor and related costs as a result of an increase in incentives on the higher sales volume and higher medical claims experience partially offset by government wage subsidies and changes in headcount in the current fiscal year. In addition, professional fees were $1.7 million higher in fiscal 2021. As a percentage of revenue, selling, administrative and other operating costs were 15.3% and 16.7% in fiscal 2021 and 2020, respectively.
Restructuring and Severance Costs
Restructuring and severance costs in fiscal 2021 increased $0.2 million to $2.8 million from $2.6 million in fiscal 2020. Restructuring and severance costs in fiscal 2021 were primarily due to $1.8 million of ongoing costs of facilities exited in the second half of fiscal 2020 and $1.0 million in severance costs. The costs in fiscal 2020 were primarily due to our continued efforts to reduce costs and to offset COVID-19 related revenue losses. This included our plan to leverage the global capabilities of our staffing operations based in Bangalore, India and offshore a significant number of strategically identified roles to this location.
Impairment Charges
Impairment charges in fiscal 2021 decreased $16.5 million to $0.4 million from $16.9 million in fiscal 2020. Impairment charges incurred in the current fiscal year primarily related to capitalized software. In fiscal 2020, impairment charges primarily related to consolidating and exiting certain leased office locations throughout North America based on where we could be fully operational and successfully support our clients and business operations remotely.
Other Income (Expense), net
Other expense in fiscal 2021 decreased $1.1 million, or 35.2%, to $2.1 million from $3.2 million in fiscal 2020 due to a decrease in interest expense as a result of lower rates and a decrease in non-cash foreign exchange losses primarily on intercompany balances.
Income Tax Provision
Income tax provision of $1.4 million and $1.0 million in fiscal 2021 and 2020, respectively, was primarily related to locations outside of the United States.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash flows generated from operations and proceeds from our financing agreement (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). Both operating cash flows and borrowing capacity under our financing arrangement are directly related to the levels of accounts receivable generated by our business. Our primary capital requirements include funding working capital, operating lease obligations and software-related expenditures.

We define our working capital as cash plus trade accounts receivable minus current liabilities. Our working capital requirements consist primarily of payroll, employee-related benefits and employment-related tax payments for our contingent staff and in-house employees and trade payables, offset by collections of customer receivables. Our operations are such that our most significant current asset is trade accounts receivable, which are generally on 15 - 45 day credit terms, and our most significant current liabilities are payroll related costs, which are generally paid weekly. Consequently, as the demand for our services increases, we generally see an increase in our working capital requirements, as we continue to pay our contingent employees on a weekly basis while the related accounts receivable is outstanding for much longer, which may result in a decline in operating cash flows. Conversely, as the demand for our services declines, we generally see a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level. This may result in an increase in our operating cash flows; however, any such increase would not be expected to be sustained in the event that an economic downturn continued for an extended period.

Our business is subject to seasonality with our first fiscal quarter billings typically the lowest due to the holiday season and generally increasing in the third and fourth fiscal quarters when our customers increase the use of contingent labor. Accordingly, the first and fourth quarters of our fiscal year are generally the strongest for operating cash flows.

We manage our cash flow and related liquidity on a global basis. As mentioned, we fund payroll, taxes and other working capital requirements using cash generated by operating activities supplemented, as needed, from our borrowings. Our weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $16.0 - $17.0 million. We generally target minimum global liquidity to be 1.5 times our average weekly requirements taking into account seasonality and cyclical trends. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements. We believe our cash flow from operations, as well as our borrowing availability under our financing program, will be sufficient to meet our cash needs for the next twelve months based on current business plans.

Our capital allocation strategy is focused to strengthen our balance sheet and financial flexibility, as well as continue to invest in our growth and profitability initiatives. This strategy includes effectively managing working capital to maximize operational efficiency, re-investing in our core growth initiatives, in both technology enhancements and sales and recruiting talent. These priorities demonstrate our ongoing commitment to Volt shareholders as we continue to execute on our overall strategic plan and return to sustainable profitability.
Fiscal Year Ended October 31, 2021 compared to the Fiscal Year Ended November 1, 2020

Our liquidity and available capital resources are impacted by four key components: cash, including cash equivalents and restricted cash, operating activities, investing activities and financing activities, as shown below compared to the prior fiscal year.

As of October 31, 2021, our cash, cash equivalents and restricted cash totaled $76.6 million compared to $56.4 million as of November 1, 2020.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	For the Year Ended
(in thousands)	October 31, 2021	November 1, 2020
Net cash provided by operating activities	$23,867	$18,154
Net cash used in investing activities	(3,060)	(4,629)
Net cash provided by (used in) financing activities	(580)	4,580
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(51)	(116)
Net increase in cash, cash equivalents and restricted cash	$20,176	$17,989
Cash Flows – Operating Activities

The net cash provided by operating activities in fiscal 2021 was $23.9 million, an increase of $5.7 million from fiscal 2020. This increase resulted primarily from the $18.5 million improvement in operating results, net of impairment charges in fiscal 2021 and an increase from accounts payable and accrued expenses of $5.4 million, partially offset by a decrease from accounts receivable of $19.2 million.

In the second half of March 2020, we experienced a decline in the demand for our services due to the impact of the COVID-19 pandemic. As a result, our operating cash flow increased, and accounts receivable balances decreased as customer collections outpaced sales. However, as client demand for our services improved in the latter part of fiscal 2020 and continued to grow in fiscal 2021, our operating cash flows increased. This pattern could repeat itself and would not be sustainable in the event the pandemic continues at resurgence levels or an economic downturn continues for an extended period.

During fiscal 2020 and the first two months of fiscal 2021, cash generated from operations was supplemented by the enactment of laws providing COVID-19 relief, most notably the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which allowed for the deferral of payments of the Company's U.S. social security taxes. As a result, $26.2 million of employer payroll tax payments were deferred with $13.1 million paid on January 3, 2022 and the remaining payable with the December 31, 2022 tax payment in January 2023. In addition, certain state governments have delayed payment of various state payroll taxes for a shorter period of time. State payroll taxes of approximately $4.7 million deferred from the third quarter of fiscal 2021 were paid beginning in the fourth quarter of fiscal 2021. The Company’s payment of approximately $4.4 million of state payroll taxes will be deferred from the fourth quarter of fiscal 2021 with payments scheduled to begin in the first quarter of fiscal 2022.

Additionally, during fiscal 2021 we determined that we were eligible for the employee retention tax credit (“ERTC”), under the CARES Act, as our operations were fully or partially suspended due to government orders enacted in response to the COVID-19 pandemic. These credits reduced our payroll tax payments by $11.1 million and were treated as government subsidies.
Cash Flows – Investing Activities

The net cash used in investing activities in fiscal 2021 was $3.1 million, principally from the purchases of property, equipment and software primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools. The net cash used in investing activities in fiscal 2020 was $4.6 million, principally from the purchases of property, equipment and software of $5.3 million partially offset by $0.4 million of proceeds from the sale of property, equipment and software.

See Note 18, “Segment Disclosures,” within our consolidated financial statements for the detail of purchases of property, equipment and software by segment.
Cash Flows – Financing Activities

The net cash used in financing activities in fiscal 2021 was $0.6 million principally from withholding tax payment on vesting of restricted stock awards of $0.5 million. The net cash provided by financing activities in fiscal 2020 was $4.6 million principally from a $5.0 million increase in net borrowing under the DZ Financing Program, partially offset by the payment of debt issuance costs of $0.3 million related to the DZ Financing Program.

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

In December 2020, the Company amended the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2023 to January 25, 2024, (2) extend the Facility Maturity Date, as defined in the DZ Financing Program, from July 25, 2023 to July 25, 2024; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020 to any fiscal year ending after 2021; (4) replace the existing Tangible Net Worth (“TNW”) covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; and (5) revise the eligibility threshold for the receivables of a large North American Staffing customer from 5% of eligible receivables to 8%, which increased our overall availability under the Program by $1.0 - $3.0 million. All other terms and conditions remained substantially unchanged.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of October 31, 2021, the letter of credit participation was $22.1 million inclusive of $20.9 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain real estate lease agreements.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum TNW, as defined in the DZ Financing Program, of $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021, $25.0 million in each quarter thereafter; (2) positive net income in any fiscal year ending after 2021; (3) maximum debt to TNW ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined in the DZ Financing Program. At October 31, 2021, the Company was in compliance with all debt covenants, as amended.

At October 31, 2021, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million, borrowing availability, as defined in the DZ Financing Program, of $6.0 million and global liquidity of $59.0 million.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including financial covenants. At October 31, 2021, we were in compliance with all debt covenants, as defined in the DZ Financing Program. We believe, based on our 2022 Plan, we will continue to be able to meet our financial covenants under the amended DZ Financing Program.

The following table sets forth our cash and global liquidity levels at the end of our last five fiscal quarters:

Global Liquidity
(in thousands)	November 1, 2020	January 31, 2021	May 2, 2021	August 1, 2021	October 31, 2021
Cash and cash equivalents (a)	$38,550	$40,062	$47,231	$49,595	$71,373

Total outstanding debt	$60,000	$60,000	$60,000	$60,000	$60,000

Cash in banks (b) (c)	$36,218	$36,962	$39,288	$43,076	$52,938
DZ Financing Program	2,828	2,225	2,868	3,990	6,046
Global liquidity	39,046	39,187	42,156	47,066	58,984
Minimum liquidity threshold	15,000	15,000	15,000	15,000	15,000
Available liquidity	$24,046	$24,187	$27,156	$32,066	$43,984

a.Per financial statements.
b.    Amount generally includes outstanding checks.
c.    Amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of October 31, 2021, the balance in the USB collections account included in the DZ Financing Program availability was $6.9 million.
Liquidity Outlook

As previously noted, our primary sources of liquidity are cash flows from operations and proceeds from our financing arrangement. Both operating cash flows and borrowing capacity under our financing arrangement are directly related to the levels of accounts receivable generated by our businesses. Our level of borrowing capacity under the DZ Financing Program increases or decreases in tandem with any increases or decreases in accounts receivable based on revenue fluctuations, among other factors.

While we believe our cash provided by operating activities and borrowing availability under our DZ Financing Program, will be sufficient to meet our operating working capital and capital expenditure requirements at a minimum for the next twelve months, the extent to which any on-going or resurgence of COVID-19 related impacts could affect our business, financial condition, results of operations and cash flows in the short- and medium-term cannot be predicted with certainty. We may also face unexpected costs or an adverse impact on our business operations, in connection with government mandated COVID-19 vaccine-related policies and procedures. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources.

Many governments in countries and territories in which we do business have announced that certain payroll, income and other tax payments may be deferred without penalty for a certain period of time, as well as providing other cash flow related relief packages. As noted above, we determined that we qualify for the payroll tax deferral which allows us to delay payment of the employer portion of payroll taxes and for certain employment tax credits. We are evaluating whether we qualify for additional employment tax credits. If we qualify for such credits, the credits will be treated as government subsidies, which will offset related expenses. We continue to actively monitor these relief packages to take advantage of all of those which are available to us.

As of October 31 2021, we have significant tax benefits including federal net operating loss (“NOL”) carryforwards of $210.0 million, U.S. state NOL carryforwards of $226.3 million, international NOL carryforwards of $8.3 million and federal tax credits of $53.3 million, which are fully reserved with a valuation allowance which we may be able to utilize against future profits. As of October 31, 2021, the U.S. federal NOL carryforwards will expire at various dates between 2031and 2038 (with some indefinite), the U.S. state NOL carryforwards expire at various dates beginning in 2022 (with some indefinite), the international NOL carryforwards expire at various dates beginning in 2022 (with some indefinite) and federal tax credits expire between 2022 and 2040.
In addition to our discussion and analysis surrounding our liquidity and capital resources, our significant contractual obligations and commitments as of October 31, 2021, include:
•Debt Obligations and Interest Payments - As of October 31, 2021, our outstanding debt balance was $60.0 million. See Note 12, “Debt” within our consolidated financial statements for further detail of our debt and the timing of expected future principal and interest payments.

•Operating Leases – As of October 31, 2021, our remaining contractual commitment for operating leases was $51.1 million. See Note 2, “Leases,” within our consolidated financial statements for further detail of our obligations and the timing of expected future payments, including a five-year maturity schedule.
•Software-Related Expenditures – As of October 31, 2021, we had contractual commitments for software-related expenditures of $2.3 million. We anticipate capital expenditures in fiscal 2022 of approximately $4.0 - $5.0 million as we continue to support our strategic initiatives through improved technology, as necessary. While the majority of our software-related contractual obligations does not currently extend beyond fiscal 2022, we anticipate annual payments of approximately $5.5 million for the on-going use of our core technology.
•Casualty Insurance - As of October 31, 2021, we had accrued casualty claims of $13.9 million under our Casualty Insurance Program. While we cannot accurately predict future insurance claim liability, we estimate our related expenditures in fiscal 2022 to be in the range of $8.0 - $11.0 million, based on historical data.

Off-Balance Sheet Arrangements

As of October 31, 2021, we issued letters of credit against our DZ Financing Program totaling $22.1 million including $20.9 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain lease agreements.

As of November 1, 2020, we issued letters of credit against our DZ Financing Program totaling $24.5 million including $23.3 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain lease agreements.

As of October 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

When a qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level under Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. In conducting our goodwill impairment testing, we compare the fair value of the reporting unit with goodwill to the carrying value, using various valuation techniques including income (discounted cash flow) and market approaches. The Company believes the blended use of both approaches compensates for the inherent risk associated with using either one on a stand-alone basis and this combination is indicative of the factors a market participant would consider when performing a similar valuation.

The Company’s goodwill is within its International Staffing segment. Our fiscal 2021 test performed in the second quarter used significant assumptions including expected revenue and expense growth rates, forecasted capital expenditures, working capital levels and a discount rate of 13.0%. Under the market-based approach, significant assumptions included relevant comparable company earnings multiples including the determination of whether a premium or discount should be applied to those comparables. It was determined that the fair value of the reporting unit exceeded its carrying value, therefore no adjustment to the carrying value of goodwill of $5.8 million was required. There were no triggering events in any subsequent quarter of fiscal 2021 that required the Company to perform an interim impairment assessment.
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
In fiscal 2021, the Company’s analyses resulted in impairment charges of $0.4 million of capitalized costs related to a change in the expected use of certain software assets in the Corporate and Other category. There were no additional triggering events in fiscal 2021 that would indicate that the carrying amounts of any other of the Company’s long-lived assets may not be recoverable as of the end of the period. As a result, the Company did not perform any additional steps under ASC 360 which required significant judgement or assumptions.
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

Casualty Insurance Program
We purchase workers’ compensation insurance through mandated participation in certain state funds and the experience-rated premiums in these state plans relieve us of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a paid loss deductible casualty insurance program for losses exceeding specified deductible levels and we are financially responsible for losses below the specified deductible limits. The casualty program is secured by a letter of credit against the DZ Financing Program of $20.9 million as of October 31, 2021.
We recognize expenses and establish accruals for amounts estimated to be incurred, both reported and not yet reported, policy premiums and related legal and other claims administration costs. We develop estimates for claims as well as claims incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Depending on the policy year, adjustments to final expected paid amounts are determined through the ultimate life of the claim. At October 31, 2021 and November 1, 2020, the casualty insurance liability was $13.9 million and $15.2 million, respectively.
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
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At October 31, 2021, we had cash and cash equivalents on which interest income is earned at variable rates. At October 31, 2021, we had a long-term $100.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.2 million or a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by a $0.2 million in fiscal 2021.

Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Indian Rupee, Singapore Dollar and Canadian Dollar. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). The U.S. dollar weakened relative to many foreign currencies as of October 31, 2021 compared to November 1, 2020. Consequently, stockholders’ equity increased by $0.2 million as a result of the foreign currency translation as of October 31, 2021.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of October 31, 2021 would result in an approximate $1.8 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of October 31, 2021 would result in an approximately $1.8 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the pages following this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of October 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of October 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Annual Report on Form 10-K does not include an audit report on internal control over financial reporting by the Company’s registered public accounting firm. The Company’s internal control over financial reporting was not subject to audit by the Company’s registered public accounting firm pursuant to the SEC’s Exchange Act Rule 12b-2 that permits the Company to provide only management’s assessment report for the year ended October 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting which occurred during the fiscal quarter ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous - Available Information” in the Company’s Proxy Statement for our 2022 Annual Meeting of Shareholders (the “Proxy Statement”) or in an amendment to this Annual Report, which information is incorporated herein by reference.

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
3.1
Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015 filed June 10, 2015; File No. 001-09232)

3.2
Amended and Restated By-Laws of the Company, as amended through September 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2017; File No. 001-09232)

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

10.5*	2015 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed February 29, 2016; File No. 001-09232)

10.6
Lease Agreement, dated February 25, 2016, by and between Glassell Grand Avenue Partners, LLC and Volt Information Sciences, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2016; File No. 001-09232)

10.7*
Volt Information Sciences, Inc. Deferred Compensation and Supplemental Savings Plan, amended and restated effective June 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2016 filed June 9, 2016; File No. 001-09232)

10.8*
Volt Information Sciences, Inc. Annual Incentive Plan, effective September 7, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016 filed September 9, 2016; File No. 001-09232)

10.9*
Employment Agreement, dated as of June 12, 2017, between the Company and Leonard Naujokas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2017; File No. 001-09232)

10.10*
Volt Information Sciences, Inc. Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2018; File No. 001-09232)

10.11*
Volt Information Sciences, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 19, 2018; File No. 001-09232)

10.12*
Employment Agreement, dated December 4, 2018, between the Company and Linda Perneau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 6, 2018; File No. 001-09232)

10.13*	2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed February 22, 2019; File No. 001-09232)

10.14*
Amended and Restated Employment Agreement by and between Volt Information Sciences, Inc. and Lori M. Schultz, dated as of June 25, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2019; File No. 001-09232)

10.15
Amended and Restated Receivables Loan and Security Agreement, dated as of July 19, 2019, by and among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-09232)

10.16
Amended and Restated Receivables Purchase and Sale Agreement, dated as of July 19, 2019, among Volt Management Corp. and P/S Partner Solutions, Ltd., as originators, Volt Information Sciences, Inc. and Volt Funding II, LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-09232)

10.17
Receivables Purchase and Sale Agreement, dated as of July 19, 2019, among Volt Consulting Group Limited and Volt Europe Limited, as originators, Volt Information Sciences, Inc. and Volt Funding II, LLC, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-09232)

10.18
Amended and Restated Limited Guaranty, dated as of July 19, 2019, by Volt Information Sciences, Inc. in favor of DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 24, 2019; File No. 001-09232)

10.19*
Employment Agreement by and between Volt Information Sciences, Inc. and Herbert M. Mueller, effective as of August 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 14, 2019; File No. 001-09232)

10.20*
Volt Information Sciences, Inc. Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2019; File No. 001-09232)

10.21*
Volt Information Sciences, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2019; File No. 001-09232)

10.22*
Volt Information Sciences, Inc. Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2019; File No. 001-09232)

10.23*
Volt Information Sciences, Inc. Form of Director Deferred Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2019; File No. 001-09232)

10.24*
Amendment to Employment Agreement, dated November 4, 2019, between Nancy Avedissian and Volt Information Sciences, Inc. (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2019 filed January 16, 2020; File No. 001-09232)

10.25*
Amendment to Employment Agreement, dated December 30, 2019, between Linda Perneau and Volt Information Sciences, Inc. (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2019 filed January 16, 2020; File No. 001-09232)

10.26
Amendment No. 1, dated January 14, 2020, to the Amended and Restated Receivables Loan and Security Agreement. dated July 19, 2019 by and among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2019 filed January 16, 2020; File No. 001-09232)

10.27
Amendment No. 2 dated March 12, 2020 to the Amended and Restated Receivables Loan and Security Agreement dated as of July 19, 2019, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed March 13, 2020; File No. 001-09232)

10.28
Amendment No. 3 dated June 11, 2020 to the Amended and Restated Receivables Loan and Security Agreement dated as of July 19, 2019, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZBANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed June 17, 2020; File No. 001-09232)

10.29
Amendment No. 4 dated October 2, 2020 to the Amended and Restated Receivables Loan and Security Agreement, dated as of July 19, 2019, among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 7, 2020; File No. 001-09232)

10.30
Amendment No. 5 dated December 17, 2020 to the Amended and Restated Receivables Loan and Security Agreement, dated as of July 19, 2019, by and among Volt Funding II, LLC, as borrower, Volt Information Sciences, Inc., as servicer, the lenders and letter of credit participants party thereto from time to time, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent, and Autobahn Funding Company LLC and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2020; File No. 001-09232)

10.31*	2021 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed February 26, 2021; File No. 001-09232)

10.32*	Compensatory Arrangements of Certain Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed June 11, 2021; File No. 001-09232)

10.33*	Compensatory Arrangements of Certain Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed December 22, 2021; File No. 001-09232)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.

Date: January 12, 2022	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: January 12, 2022	By:	/s/ Herbert M. Mueller
Herbert M. Mueller
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 12, 2022	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller, Chief Accounting Officer and Treasurer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 12, 2022	By:	/s/ William J. Grubbs
William J. Grubbs
Chairman of the Board

Date: January 12, 2022	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: January 12, 2022	By:	/s/ Celia R. Brown
Celia R. Brown
Director

Date: January 12, 2022	By:	/s/ Nick S. Cyprus
Nick S. Cyprus
Director

Date: January 12, 2022	By:	/s/ Bruce G. Goodman
Bruce G. Goodman
Director

Date: January 12, 2022	By:	/s/ Arnold Ursaner
Arnold Ursaner
Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Volt Information Sciences, Inc. and subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries (the Company) as of October 31, 2021 and November 1, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2021 and November 1, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Casualty Insurance Program Accrual
Description of the Matter
As of October 31, 2021, the Company’s liability for casualty insurance was $13.9 million. As discussed in Note 10 to the consolidated financial statements, the casualty insurance program accrual includes the estimated cost of workers’ compensation, general and automobile insurance claims for which the Company is liable. These accruals include estimates for known claims as well as claims incurred but not yet reported. The Company estimates the liability using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made.

Auditing the casualty insurance program accrual was complex, and involved specialized skill and knowledge, due to the significant valuation uncertainty associated with the estimate, management’s application of complex judgments, and the use of actuarial methods.

How We Addressed the Matter in Our Audit
Our audit procedures to test the accuracy of the casualty insurance accrual and related expense included, among others, testing the completeness and accuracy of the underlying data used in the Company’s calculations, confirming the losses incurred to date with the claims processor and comparing the amounts paid to the insurance company to supporting invoices.

In addition, we involved our actuarial specialists to assist in our evaluation of the methodologies and assumptions applied by management, including the impact of COVID-19. With the assistance of our specialists, we developed an independent range of estimated losses including the estimated future cost of claims incurred, based on the Company’s historical data and industry factors. We evaluated the classification of the balance sheet amounts as current and non-current liabilities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1968.

New York, New York
January 12, 2022

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended
	October 31, 2021	November 1, 2020
NET REVENUE	$885,393	$822,055
Cost of services	741,871	694,204
GROSS MARGIN	143,522	127,851

Selling, administrative and other operating costs	135,427	137,666
Restructuring and severance costs	2,839	2,641
Impairment charges	424	16,913
OPERATING INCOME (LOSS)	4,832	(29,369)

OTHER INCOME (EXPENSE), NET
Interest income	37	78
Interest expense	(1,805)	(2,297)
Foreign exchange gain (loss), net	318	(85)
Other income (expense), net	(605)	(869)
TOTAL OTHER INCOME (EXPENSE), NET	(2,055)	(3,173)

INCOME (LOSS) BEFORE INCOME TAXES	2,777	(32,542)
Income tax provision	1,403	1,045
NET INCOME (LOSS)	$1,374	$(33,587)

PER SHARE DATA:
Basic:
Net income (loss)	$0.06	$(1.56)
Weighted average number of shares	21,884	21,507
Diluted:
Net income (loss)	$0.06	$(1.56)
Weighted average number of shares	22,609	21,507
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended
	October 31, 2021	November 1, 2020
NET INCOME (LOSS)	$1,374	$(33,587)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	209	343
COMPREHENSIVE INCOME (LOSS)	$1,583	$(33,244)
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share amounts)

	October 31, 2021	November 1, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,373	$38,550
Restricted cash	5,236	17,883
Short-term investments	3,493	2,853
Trade accounts receivable, net of allowances of $137 and $219, respectively	127,211	121,916
Other current assets	6,229	7,058
TOTAL CURRENT ASSETS	213,542	188,260
Property, equipment and software, net	17,482	22,167
Right-of-use assets - operating leases, net	22,496	25,107
Other assets, excluding current portion	6,584	6,311
TOTAL ASSETS	$260,104	$241,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$22,629	$18,357
Accounts payable	36,544	31,221
Accrued taxes other than income taxes	31,112	12,983
Accrued insurance and other	16,298	15,908
Operating lease liabilities	6,775	7,144
Income taxes payable	956	891
TOTAL CURRENT LIABILITIES	114,314	86,504
Accrued payroll taxes and other, excluding current portion	21,832	30,081
Operating lease liabilities - excluding current portion	33,558	38,232
Long-term debt, net	59,307	59,154
TOTAL LIABILITIES	229,011	213,971
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000.00 shares; Issued - 23,738,003; Outstanding - 22,099,246 and 21,729,400, respectively	2,374	2,374
Paid-in capital	80,062	79,937
Retained deficit	(32,208)	(29,793)
Accumulated other comprehensive loss	(6,249)	(6,458)
Treasury stock, at cost; 1,638,757 and 2,008,603 shares, respectively	(12,886)	(18,186)
TOTAL STOCKHOLDERS’ EQUITY	31,093	27,874
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$260,104	$241,845
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)

	Common Stock $0.10 Par Value		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT NOVEMBER 3, 2019	23,738,003	$2,374	$77,688	$(10,917)	$(6,801)	$(26,155)	$36,189
Effect of new accounting principle	—	—	—	22,216	—	—	22,216
Net loss	—	—	—	(33,587)	—	—	(33,587)
Share-based compensation	—	—	1,736	—	—	—	1,736
Issuance of common stock	—	—	513	(7,505)	—	7,969	977
Other comprehensive income	—	—	—	—	343	—	343
BALANCE AT NOVEMBER 1, 2020	23,738,003	$2,374	$79,937	$(29,793)	$(6,458)	$(18,186)	$27,874
Net income	—	—	—	1,374	—	—	1,374
Share-based compensation	—	—	2,101	—	—	—	2,101
Issuance of common stock	—	—	(1,976)	(3,789)	—	5,300	(465)
Other comprehensive income	—	—	—	—	209	—	209
BALANCE AT OCTOBER 31, 2021	23,738,003	$2,374	$80,062	$(32,208)	$(6,249)	$(12,886)	$31,093
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	October 31, 2021	November 1, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,374	$(33,587)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	7,560	7,981
Non-cash operating lease expense	8,889	7,611
Release of doubtful accounts and sales allowances	(114)	(13)
Unrealized foreign currency exchange (gain) loss	(4)	621
Impairment charges	424	16,913
Loss (gain) on dispositions of property, equipment and software	14	(287)
Deferred income tax provision (benefit)	79	(11)
Share-based compensation expense	2,101	1,736
Change in operating assets and liabilities:
Trade accounts receivable	(5,155)	14,057
Other assets	641	1,209
Accounts payable	5,278	(5,166)
Accrued expenses and other liabilities	2,817	7,897
Income taxes	(37)	(807)
Net cash provided by operating activities	23,867	18,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	532	822
Purchases of investments	(500)	(582)
Proceeds from sales of property, equipment and software	20	399
Purchases of property, equipment and software	(3,112)	(5,268)
Net cash used in investing activities	(3,060)	(4,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	—	(15,000)
Draw-down on borrowings	—	20,000
Debt issuance costs	(166)	(343)
Other	(414)	(77)
Net cash provided by (used in) financing activities	(580)	4,580

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(51)	(116)

Net increase in cash, cash equivalents and restricted cash	20,176	17,989

Cash, cash equivalents and restricted cash, beginning of year	56,433	38,444
Cash, cash equivalents and restricted cash, end of year	$76,609	$56,433

Cash paid during the year:
Interest	$1,806	$2,297
Income taxes	$587	$1,979

Reconciliation of cash, cash equivalents and restricted cash
Current assets:
Cash and cash equivalents	$71,373	$38,550
Restricted cash	5,236	17,883
Cash, cash equivalents and restricted cash, end of the period	$76,609	$56,433
The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021

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

Our complementary businesses offer customized talent and supplier management solutions to a diverse client base. Volt services global industries including aerospace, automotive, banking and finance, consumer electronics, information technology, insurance, life sciences, manufacturing, media and entertainment, pharmaceutical, software, telecommunications, transportation and utilities. The Company was incorporated in New York in 1957. The Company’s stock is traded on the NYSE AMERICAN under the symbol “VOLT”.
(a)Fiscal Year
The Company’s fiscal year ends on the Sunday nearest October 31st. The fiscal years 2021 and 2020 consisted of 52 weeks.
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

The majority of customer contracts have single performance obligations that the Company satisfies over time and revenue is recognized by consistently applying a method of measuring progress toward satisfaction of that performance obligation. The Company will generally utilize an input measure of time (e.g., hours, weeks, months) of service provided, which depicts the progress toward completion of each performance obligation.

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

In scenarios where a third-party vendor is involved in the Company’s revenue transactions with its customers, the Company will evaluate whether it is the principal or the agent in the transaction. When Volt acts as the principal, it controls the performance obligation prior to transfer of the service to the customer and reports the related consideration as gross revenues and the costs as cost of services. When Volt acts as an agent, it does not control the performance obligation prior to transfer of the service to the customer and it reports the related amounts as revenue on a net basis.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021
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
(i)Long-Lived Assets
i.Property, Equipment and Software, Net
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
ii.Leases
The Company adopted Accounting Standards Codification (“ASC”) 842, Leases in the first quarter of fiscal 2020 and recognized assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Volt determines if an arrangement meets the criteria of a lease at inception, at which time it also performs an analysis to

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021
determine whether the lease qualifies as operating or financing.
Operating lease liabilities represent the present value of lease payments not yet paid. Right-of-use (“ROU”) assets represent Volt’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepaid or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets. As the rate implicit in the lease is not readily determinable, the Company used its incremental borrowing rates based on the information available at the lease commencement date in determining the present value of lease payments. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases.
iii.Impairment
The Company reviews its long-lived assets for impairment under ASC 360 Property, Plant and Equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on an undiscounted cash flow analysis.
(j)Goodwill
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company applies the method of assessing goodwill for possible impairment permitted by Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This guidance allows for an initial qualitative test at the reporting unit level to determine if a quantitative analysis is needed. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

The Company performs its annual impairment review of goodwill in its second fiscal quarter and when a triggering event occurs between annual impairment tests. In fiscal 2021, the Company decided to bypass the qualitative testing and perform the quantitative analysis. In conducting the goodwill impairment test, the fair value of a reporting unit is compared with its carrying amount utilizing various valuation techniques. If the fair value of the reporting unit exceeds its carrying value, then no further testing is performed. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.
(k)Income Taxes
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
(l)Share-Based Compensation
The Company accounts for share-based awards as either equity or liability awards based upon the characteristics of each instrument. The compensation cost is measured based on the grant date fair value of the award. The fair value of liability awards is re-measured periodically based on the effect that the market condition has on these awards. The share-based compensation expense for all awards is recognized over the requisite service or performance periods as a cost in Selling, administrative and other operating costs in the Company’s Consolidated Statements of Operations. The Company has elected to

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021
account for forfeitures as they occur. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost.
(m)Foreign Currency
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
(n)Fair Value Measurement
Assets and liabilities recorded at fair value are measured and classified in accordance with ASC 820, Fair Value Measurements, using a three-tier fair value hierarchy based on the observability of the inputs available in the market to measure fair value. Please refer to Note 5 for further detail.
(o)Legal and Other Contingencies
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
(p)Concentrations of Credit Risk
Cash and cash equivalents are maintained with several financial institutions and deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the Company mitigates its credit risk by spreading its deposits across multiple financial institutions and monitoring their respective risk profiles.
(q)Restructuring and Severance Costs
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
(r)Earnings (Loss) Per Share
Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The diluted earnings per share computation includes the effect of potential common shares outstanding during the period. Potential common shares include the dilutive effects of shares that would be issuable upon the exercise of outstanding “in the money” stock options and unvested restricted stock units. The dilutive impact is determined by applying the treasury stock method. Performance-based share awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied by the end of the reporting period, or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive.
(s)Treasury Stock
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
As of October 31, 2021
recorded as additional paid-in capital. If the proceeds from the sale of the treasury shares are less than the original cost of the shares sold, the excess cost first reduces any additional paid-in capital arising from previous sales of treasury shares for that class of stock and any additional excess is recorded as a reduction of retained earnings.
(t)Reclassifications
Certain reclassifications have been made to the prior year Consolidated Balance Sheet in order to conform to the current year’s presentation.
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

New Accounting Standards Not Yet Adopted by the Company

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The amendments should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company is required to adopt the guidance in the first quarter of fiscal 2023. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326), as clarified in ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2018-19, amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. The amendments for Smaller Reporting Companies are effective for fiscal years beginning after December 15, 2022, which for the Company will be the first quarter of fiscal 2024. The Company expects to early adopt this ASU in the first quarter of fiscal 2023. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a significant impact on its consolidated financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021

All other ASUs that became effective for Volt for fiscal 2021 were not applicable to the Company at this time and therefore, did not have any impact during the period.

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
Upon adoption, the Company recorded approximately $47.2 million of ROU assets and $52.0 million of lease liabilities related to operating leases in the Consolidated Balance Sheets. The Company also recognized a $22.2 million cumulative-effect adjustment to retained earnings related to the deferred gain on the sale and leaseback of real estate.
The Company’s material leases are classified as operating and consist of branch locations, as well as corporate office space. Our leases have remaining terms of 1 - 9 years. The lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal option periods.
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
Operating leases are included in Right-of-use assets - operating leases and Operating lease liabilities, current and long-term, in the Consolidated Balance Sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in Selling, administrative and other operating costs in the Consolidated Statement of Operations. The Company’s finance lease arrangements are immaterial.

	Year Ended
Components of Lease Expense (in thousands)	October 31, 2021	November 1, 2020
Operating lease expense	$8,785	$10,990
Sublease income	(1,799)	(1,577)
Variable lease expense	1,550	760
Total (1) (2)	$8,536	$10,173
(1) The Company's short-term lease expense is immaterial.
(2) Lease expense included in restructuring is approximately $2.1 million and $0.3 million in fiscal 2021 and 2020, respectively.

	Year Ended
Supplemental Cash Flows Information (in thousands)	October 31, 2021	November 1, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$10,829	$8,784
Operating ROU assets obtained in exchange for operating lease liabilities	$3,122	$1,784

	Year Ended
Weighted Average Remaining Lease Term and Discount Rate	October 31, 2021	November 1, 2020
Weighted average remaining lease term (years)	7.4	7.9
Weighted average discount rate	6.3%	6.3%

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021

Maturities of Lease Liabilities (in thousands)	As of October 31, 2021
Fiscal Year	Amount
2022	$9,022
2023	7,622
2024	6,028
2025	5,418
2026	4,283
Thereafter	18,704
Total future lease payments	$51,077
Less: Imputed interest	10,626
Total lease liabilities	$40,451

NOTE 3: Revenue Recognition

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

Managed Service Programs (“MSP”)
The Company’s MSP programs provide comprehensive solutions for delivery of contingent labor for assignment to customers, including supplier and worker sourcing, selecting, qualifying, on/off-boarding, time and expense recordation, reporting and approved invoicing and payment processing procedures. Since the individual activities are not distinct, the Company accounts for these activities as a single performance obligation. Volt generally acts as an agent in its transactions within its MSP programs. The Company’s fee for these MSP services is a fixed percentage of the staffing services spend that is managed through the program. The Company recognizes revenue over time for each month of MSP services provided as the customer simultaneously receives and consumes the services the Company provides. The Company applies the practical expedient to recognize revenue for these services over the term of the agreement commensurate to the amount it has the right to invoice the customer.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021
Disaggregation of Revenues

The following table presents the Company's segment revenues disaggregated by service type (in thousands):

	Fiscal Year Ended October 31, 2021
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$845,135	$729,830	$87,574	$27,380	$456	$(105)
Direct Placement Services	16,357	8,937	5,389	2,031	—	—
Managed Service Programs	23,901	—	14,000	9,901	—	—
	$885,393	$738,767	$106,963	$39,312	$456	$(105)

Geographical Markets:
Domestic	$774,093	$735,209	$—	$38,959	$—	$(75)
International	111,300	3,558	106,963	353	456	(30)
	$885,393	$738,767	$106,963	$39,312	$456	$(105)

	Fiscal Year Ended November 1, 2020
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$791,163	$683,635	$83,308	$24,483	$674	$(937)
Direct Placement Services	11,820	5,460	3,703	2,657	—	—
Managed Service Programs	19,072	—	8,297	10,775	—	—
	$822,055	$689,095	$95,308	$37,915	$674	$(937)

Geographical Markets:
Domestic	$722,985	$686,252	$—	$37,582	$—	$(849)
International	99,070	2,843	95,308	333	674	(88)
	$822,055	$689,095	$95,308	$37,915	$674	$(937)

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
As of October 31, 2021
Accounts Receivable, Contract Assets and Contract Liabilities

The Company records accounts receivable when its right to consideration becomes unconditional and records a sales allowance as a liability. The Company maintains a sales allowance for any potential billing errors and service-related adjustments to the customer. The amount of the sales allowance is determined based on a historical transaction analysis and any additions to the sales allowance are recorded as a reduction to net revenue.

As of October 31, 2021 and November 1, 2020, the change in the reserve balance was a decrease of $0.1 million and $0.1 million, respectively. Contract assets primarily relate to the Company’s rights to consideration for services provided that are conditional on satisfaction of future performance obligations. The Company records contract liabilities when payments are made or due prior to the related performance obligations being satisfied. The current portion of contract liabilities is included in Accrued insurance and other in the Consolidated Balance Sheets. The Company does not have any material contract assets or long-term contract liabilities as of October 31, 2021 and November 1, 2020.

The Company may incur fulfillment costs after obtaining a contract to generate a resource that will be used to provide the MSP services. These costs are related to the set up and implementation of customer specific MSP programs and are considered incremental and recoverable costs to fulfill the Company’s contract with the customer. These costs are deferred and amortized over the expected period of benefit of the MSP services provided to the customer, determined by taking into consideration its customer contracts and other relevant factors. Deferred fulfillment costs were immaterial as of October 31, 2021 and November 1, 2020.

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

The global spread of COVID-19 created significant volatility, uncertainty and global macroeconomic disruption. Our business, results of operations and financial condition have been and may continue to be adversely impacted by the coronavirus pandemic and future adverse impacts could be material and are difficult to predict.

NOTE 4: Restricted Cash and Short-Term Investments
Restricted cash primarily includes amounts related to requirements under certain contracts with MSP customers, for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts, where contractually required. At October 31, 2021 and November 1, 2020 restricted cash included $3.8 million and $9.2 million, respectively, restricted for payment to associate vendors and $0.5 million in both periods, restricted for other collateral accounts.
At October 31, 2021 and November 1, 2020, restricted cash also included $0.9 million and $8.2 million, respectively, restricted under the Company’s long-term accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). At October 31, 2021, this cash was restricted as it supplemented collateral provided by accounts receivable towards the Company’s aggregate borrowing base usage of $82.1 million, inclusive of $60.0 million outstanding and $22.1 million in issued letters of credit. At November 1, 2020, this cash was restricted as it supplemented collateral provided by accounts receivable towards the Company’s aggregate borrowing base usage of $84.5 million, inclusive of $60.0 million outstanding and $24.5 million in issued letters of credit.

At October 31, 2021 and November 1, 2020, short-term investments were $3.5 million and $2.9 million, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021
NOTE 5: Fair Value of Financial Instruments

In accordance with ASC 820, Fair Value Measurements, assets and liabilities recorded at fair value are measured and classified using a three-tier fair value hierarchy based on the observability of the inputs available in the market to measure fair value, as described below:

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

The Company holds mutual funds to satisfy its obligations under its employee deferred compensation plan, which is carried at fair value based on quoted market prices in active markets for identical assets (Level 1). These short-term investments were $3.5 million and $2.9 million at October 31, 2021 and November 1, 2020, respectively. The carrying amounts of long-term debt recorded in the Company’s Condensed Consolidated Balance Sheets was $59.3 million and $59.2 million at October 31, 2021 and November 1, 2020, respectively. This amount was net of deferred financing fees and approximated its fair value, which is determinable based on the interest rates the Company believes it could obtain for borrowings with similar terms (Level 2).

Certain assets, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Upon a triggering event or evidence of impairment, the Company determines the fair value of these assets using Level 3 inputs, typically within a discounted cash flow model.

There have been no changes in the methodology used to measure fair value of the financial instruments as well as any transfer of Level 3 assets or liabilities during the fiscal year 2021.

NOTE 6: Trade Accounts Receivable
Trade accounts receivable includes both billed and unbilled amounts due from customers. Billed trade receivables generally do not bear interest. Unbilled receivables represent accrued revenue earned and recognized on contracts for which billings have not yet been presented to the customer. At October 31, 2021 and November 1, 2020, trade accounts receivable included unbilled receivables of $2.7 million and $3.2 million, respectively.
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

For the years ended October 31, 2021 and November 1, 2020, the activity in the allowance accounts were as follows (in thousands):

	November 3, 2019	Activity	November 1, 2020	Activity	October 31, 2021
Allowance for doubtful accounts included in Trade accounts receivable	$117	$102	$219	$(82)	$137

Accrued sales reserve included in Accrued insurance and other	$310	$(148)	$162	$(72)	$90

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021
NOTE 7: Property, Equipment and Software

Property, equipment and software consisted of (in thousands):

	October 31, 2021	November 1, 2020
Machinery and equipment	$30,537	$29,832
Leasehold improvements	2,633	2,543
Less: Accumulated depreciation and amortization	(28,531)	(27,417)
Property and equipment	4,639	4,958
Software	105,882	104,002
Less: Accumulated amortization	(93,039)	(86,793)
Property, equipment and software, net	$17,482	$22,167

Depreciation and amortization expense totaled $7.6 million and $8.0 million for the fiscal years ended 2021 and 2020, respectively. Depreciation and amortization is included in Cost of services and Selling, administrative and other operating costs in the Consolidated Statements of Operations.

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

In fiscal 2021, the Company recorded impairment charges of $0.4 million of capitalized software costs related to a change in the expected use of certain assets in the Corporate and Other category. There were no additional triggering events in fiscal 2021 that would indicate that the carrying amounts of any other of the Company’s long-lived assets may not be recoverable as of the end of the fiscal period.

In fiscal 2020, due to the economic impact of the COVID-19 pandemic, real estate rationalization decisions were made resulting in impairment charges of $16.1 million to reduce the carrying value of certain right-of-use assets to their estimated fair value. Significant assumptions used to estimate fair value were the current economic environment, real estate market conditions and general market participant assumptions. The Company also recorded impairment charges of $0.8 million primarily related to the leasehold improvements and office equipment associated with these closed facilities. Impairment charges of $1.9 million and $15.0 million were for the North American Staffing segment and the Corporate and Other category, respectively.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021
The following represents the change in the carrying amount of goodwill, which is included in non-current Other assets in the Consolidated Balance Sheets, during each fiscal year (in thousands):

	International Staffing
	November 3, 2019	Foreign Currency Translation Adjustment	November 1, 2020	Foreign Currency Translation Adjustment	October 31, 2021
Aggregate goodwill acquired	$10,483	$—	$10,483	$—	$10,483
Accumulated impairment losses	(3,733)	—	(3,733)	—	(3,733)
Foreign currency translation adjustment	(1,353)	5	(1,348)	309	(1,039)
Goodwill, net of impairment losses	$5,397	$5	$5,402	$309	$5,711

NOTE 9: Restructuring and Severance Charges

The Company incurred total restructuring and severance costs of $2.8 million and $2.6 million for fiscal 2021 and 2020, respectively.
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
Other Restructuring Costs
As part of its continued efforts to reduce costs, the Company recorded other restructuring costs. In fiscal 2021 and 2020, the Company recorded $1.8 million and $0.3 million, respectively, related to ongoing costs of facilities impaired in the second half of fiscal 2020. In fiscal 2021 and 2020, the Company recorded severance costs of $1.0 million and $1.1 million, respectively, primarily resulting from the elimination of certain positions.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021
The following tables present the restructuring and severance and benefit costs for the twelve months ended October 31, 2021 and November 1, 2020 (in thousands):

	Year Ended October 31, 2021
	Total	North American Staffing	International Staffing	North American MSP	Corporate & Other
Severance and benefit costs	$1,040	$112	$213	$130	$585
Other	1,799	(169)	—	—	1,968
Total	$2,839	$(57)	$213	$130	$2,553

	Year Ended November 1, 2020
	Total	North American Staffing	International Staffing	North American MSP	Corporate & Other
Severance and benefit costs	$1,163	$78	$136	$—	$949
2020 Plan	1,163	78	136	—	949

Severance and benefit costs	(23)	—	—	—	(23)
Other	180	—	—	—	180
2018 Plan	157	—	—	—	157

Severance and benefit costs	1,137	764	193	—	180
Other	184	41	9	—	134
Other	1,321	805	202	—	314

Total	$2,641	$883	$338	$—	$1,420
Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Consolidated Balance Sheets. Activity for the fiscal years ended October 31, 2021 and November 1, 2020 are summarized as follows (in thousands):

	October 31, 2021	November 1, 2020
Balance, end of previous year	$212	$3,845
Cease use liabilities transferred to ROU assets	—	(1,964)
Charged to expense	2,839	2,641
Cash payments	(2,502)	(4,310)
Ending Balance	$549	$212
Upon adoption of ASC 842 Leases, $2.0 million of accrued restructuring related to the exit of leased real estate was reclassified as a reduction to the related ROU asset, per the accounting guidance. The remaining balance as of October 31, 2021 of $0.5 million, was related to $0.2 million of severance costs in the International Staffing segment and $0.1 million in the North American MSP segment, as well as $0.2 million in the Corporate and Other category.

NOTE 10: Accrued Insurance
(a)Casualty Insurance Program
Workers’ compensation insurance is purchased through mandated participation in certain state funds and the experience-rated premiums in these state plans relieve the Company of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability (collectively “casualty liability”) is insured under a paid loss deductible casualty insurance program for losses exceeding specified deductible levels. The Company is financially responsible for losses

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021
below the specified policy deductible limits while losses incurred above the deductible limit are absorbed by the insurer. The casualty program is secured by a letter of credit against the Company’s DZ Financing Program of $20.9 million as of October 31, 2021.
The Company recognizes expense and establishes accruals for amounts estimated to be incurred, both reported and not yet reported, policy premiums and related legal and other claims administration costs. The Company develops estimates for claims, as well as claims incurred but not yet reported, using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Depending on the policy year, adjustments to final expected paid amounts are determined through the ultimate life of the claim. Expense recognized by the Company under its casualty insurance program amounted to $7.6 million and $6.4 million in fiscal 2021 and 2020, respectively. At October 31, 2021 and November 1, 2020, the casualty insurance liability was $13.9 million and $15.2 million, respectively. The current portion is included in Accrued insurance and other and the non-current portion is included in Accrued payroll taxes and other in the Consolidated Balance Sheets.
(b)Medical Insurance Programs
The Company is self-insured for a portion of its medical benefit programs for its employees. Eligible contingent staff on assignment with customers are offered medical benefits through a fully insured program administered by a third-party. Employees contribute a portion of the cost of these medical benefit programs.
To limit exposure on a per claimant basis for the self-insured medical benefits, the Company purchases stop-loss insurance. The Company’s retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected claims based on statistical analysis of historical data. The Company records the expense associated with the expected losses, net of employee contributions, primarily in Selling, administrative and other operating costs in the Consolidated Statement of Operations, depending on the employee’s role. Expense recognized by the Company under its self-insured medical benefit programs amounted to $5.8 million and $4.9 million in fiscal 2021 and 2020, respectively.

NOTE 11: Income Taxes

Income (loss) before income taxes is derived from (in thousands):

	Year Ended
	October 31, 2021	November 1, 2020
U.S. Domestic	$(2,193)	$(34,889)
International	4,970	2,347
Income (loss) before income tax	$2,777	$(32,542)

Income tax provision (benefit) by taxing jurisdiction consists of (in thousands):

	Year Ended
	October 31, 2021	November 1, 2020
Current:
U.S. State and local	$117	$118
International	1,207	938
Total current	$1,324	$1,056
Deferred:
International	$79	$(11)
Total deferred	79	(11)
Income tax provision	$1,403	$1,045

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021
The difference between the income tax provision on income (loss) and the amount computed at the U.S. federal statutory rate is due to (in thousands):

	Year Ended
	October 31, 2021	November 1, 2020
U.S. Federal statutory rate	$586	$(6,834)
U.S. State income tax, net of U.S. Federal tax benefits	262	(1,235)
International permanent differences	15	91
International tax rate differentials	508	232
U.S. tax on international income	(173)	(705)
General business credits	(351)	(999)
Foreign tax credit, net	1,558	—
Non-deductible compensation	529	—
Non-deductible expenses	92	66
Capital loss	—	3,357
Change in valuation allowance for deferred tax assets	(1,623)	7,072
Income tax provision	$1,403	$1,045

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and also include operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	October 31, 2021	November 1, 2020
Deferred tax assets:
Net operating loss carryforwards	$60,559	$61,723
Interest carryforward	896	1,345
U.S. federal tax credit carryforwards	53,317	54,727
Operating lease liabilities	10,189	11,477
Deferred withholding tax	3,435	5,385
Compensation accruals	3,341	1,639
Other, net	8,005	5,366
Total deferred tax assets	139,742	141,662
Less valuation allowance	(123,792)	(125,396)
Deferred tax assets, net	15,950	16,266

Deferred tax liabilities:
Un-remitted earnings from foreign subsidiaries	1,518	1,725
Software development costs	8,453	7,914
Right-of-use assets - operating leases	5,530	6,178
Other, net	450	452
Total deferred tax liabilities	15,951	16,269
Net deferred tax liabilities	$(1)	$(3)

Balance sheet classification
Non-current assets	$—	$—
Non-current liabilities	(1)	(3)
Net deferred tax liability	$(1)	$(3)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021
At October 31, 2021, the Company has available unused U.S. federal net operating loss (“NOL”) carryforwards of $210.0 million, U.S. state NOL carryforwards of $226.3 million, international NOL carryforwards of $8.3 million and federal tax credits of $53.3 million. As of October 31, 2021, the U.S. federal NOL carryforwards expire at various dates between 2031 and 2038 (with some indefinite), the U.S. state NOL carryforwards expire at various dates beginning in 2022 (with some indefinite), the international NOL carryforwards expire at various dates beginning in 2022 (with some indefinite) and federal tax credits expire between 2022 and 2040. At October 31, 2021, the undistributed earnings of the Company’s non-U.S. subsidiaries are not intended to be permanently invested outside of the U.S. and therefore U.S. deferred taxes have been provided.
A valuation allowance has been recognized due to the uncertainty of realization of the loss carryforwards and other deferred tax assets. Beginning in fiscal 2010, the Company’s cumulative U.S. domestic and certain non-U.S. results for each three-year period were a loss. Accordingly, the Company recorded a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets as a non-cash charge to income tax expense. The three-year cumulative loss continued in fiscal 2021 so the Company maintained a full valuation allowance against its net U.S. domestic and certain net non-U.S. deferred tax assets resulting in a total valuation allowance of $123.8 million and $125.4 million for fiscal 2021 and 2020, respectively. In reaching this conclusion, the Company considered the U.S. domestic demand and recent operating losses causing the Company to be in a three-year cumulative loss position. Management believes that the remaining deferred tax assets are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction-by-jurisdiction basis.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination based on the technical merits of the positions. The following table sets forth the change in the accrual for uncertain tax positions, excluding interest and penalties (in thousands):

	October 31, 2021	November 1, 2020
Balance, beginning of year	$85	$283
Decrease relating to tax positions taken in a prior period	—	(3)
Settlements	—	(195)
Lapse of statute of limitations	(20)	—
Total	$65	$85
Of the total unrecognized tax benefits at October 31, 2021 and November 1, 2020, approximately $0.1 million and $0.1 million, respectively, would affect the Company’s effective income tax rate, if and when recognized in future years. There was no amount accrued for related potential interest and penalties at October 31, 2021. The income tax provision for the fiscal years ended October 31, 2021 and November 1, 2020 included a reversal of reserves on uncertain tax provisions of less than $0.1 million and $0.2 million, respectively.
The Company is subject to taxation at the federal, state and local levels in the U.S. and in various international jurisdictions. With few exceptions, the Company is generally no longer subject to examination by the U.S. federal, state, local or non-U.S. income tax authorities for years before fiscal 2008.

NOTE 12: Debt

The Company’s primary sources of liquidity are cash flows from operations and proceeds from our financing arrangement with DZ Bank. Both operating cash flows and borrowing capacity under the DZ Financing Program are directly related to the levels of accounts receivable generated by its businesses. The Company’s operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for the Company’s contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. The Company’s level of borrowing capacity under the DZ Financing Program increases or decreases in tandem with any change in accounts receivable based on revenue fluctuations.

The Company manages its cash flow and related liquidity on a global basis. The weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $16.0 - $17.0 million. The Company generally targets minimum global liquidity to be 1.5 times its average weekly requirements. The Company also maintains minimum effective cash balances in foreign operations and uses a multi-currency netting and overdraft facility for its European entities to further minimize overseas cash requirements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021
On March 27, 2020, the U.S. government enacted the CARES Act which, among other things, permits the deferral of the employer’s portion of social security tax payments between March 27, 2020 and December 31, 2020. As a result, as of October 31, 2021, $26.2 million of employer payroll tax payments were deferred with $13.2 million paid on January 3, 2022 and the remaining payable with the December 31, 2022 tax payment in January 2023.

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

In December 2020, the Company amended the DZ Financing Program. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2023 to January 25, 2024; (2) extend the Facility Maturity Date, as defined in the DZ Financing Program, from July 25, 2023 to July 25, 2024; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020 to any fiscal year ending after 2021; (4) replace the existing Tangible Net Worth (“TNW”) covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; and (5) revise the eligibility threshold for the receivables of a large North American Staffing customer from 5% of eligible receivables to 8%, which increased our overall availability under the Program by $1.0 - $3.0 million. All other terms and conditions of the DZ Financing Program remained substantially unchanged.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of October 31, 2021, the letter of credit participation was $22.1 million, inclusive of $20.9 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain real estate lease agreements.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum TNW, as defined in the DZ Financing Program, of at least $20.0 million through the Company's fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; (2) positive net income in any fiscal year ending after 2021; (3) maximum debt to tangible net worth ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined under DZ Financing Program. At October 31, 2021, the Company was in compliance with all debt covenants. At October 31, 2021, there was $6.0 million of borrowing availability, as defined under the DZ Financing Program.

At October 31, 2021 and November 1, 2020, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million and $60.0 million, respectively, with a weighted average annual interest rate of 1.9% and 2.6% during fiscal 2021 and 2020, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021
Long-term debt consists of the following (in thousands):

	October 31, 2021	November 1, 2020
Financing programs	$60,000	$60,000
Less:
Deferred financing fees	693	846
Total long-term debt, net	$59,307	$59,154

NOTE 13: Stockholders’ Equity
(a)Common Stock

Each outstanding share of common stock is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time-to-time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during fiscal 2021 or 2020. The holders of common stock have no preemptive or other subscription rights and there is no redemption or sinking fund provisions with respect to such shares. There is no preferred stock outstanding.
(b)Treasury Stock

The Company issues shares out of treasury stock to satisfy share-based compensation awards. Activity for the fiscal years ended October 31, 2021 and November 1, 2020 is summarized as follows (in thousands):

	October 31, 2021	November 1, 2020
Balance, beginning of the year	$(18,186)	$(26,155)
Shares issued for share-based compensation awards	5,300	7,969
Ending Balance	$(12,886)	$(18,186)

(c)    Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) are as follows (in thousands):

Foreign currency gains/(losses)	October 31, 2021	November 1, 2020
Balance, beginning of the year	$(6,458)	$(6,801)

Other comprehensive income before reclassifications	209	343

Ending Balance	$(6,249)	$(6,458)

There were no reclassifications from accumulated other comprehensive loss in fiscal 2021 and 2020.

NOTE 14: Share-Based Compensation Plans

For fiscal years 2021 and 2020, the Company recognized share-based compensation expense of $2.1 million and $1.4 million, respectively. These expenses are included in Selling, administrative and other operating costs in the Company’s Consolidated Statements of Operations.
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
As of October 31, 2021
up to an aggregate of 3,700,000 shares of the Company’s common stock will be available for awards under the 2021 Plan, plus any shares under the Company’s 2019 and 2015 Equity Incentive Plans that rollover, are forfeited or otherwise become available for awards under the 2021 Plan.
Fiscal 2021 Awards

During the third quarter of fiscal 2021, the Company granted performance stock units (“PSUs”) to certain executives, restricted stock units (“RSUs”) to certain employees including executive management and RSUs to the Board of Directors.

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

Summary of Equity Awards
The following tables summarize the activities related to the Company’s share-based equity awards for the fiscal year ended October 31, 2021 and November 1, 2020:

	Number of	Weighted Average
Performance Share Units	Shares	Grant Date Fair Value
Outstanding at November 3, 2019	376,986	$3.90
Forfeited	(40,311)	$3.38
Vested	(127,013)	$4.04
Outstanding at November 1, 2020	209,662	$3.91
Granted (a)	444,323	$4.19
Forfeited	(85,107)	$3.73
Vested	(69,431)	$4.04
Outstanding at October 31, 2021	499,447	$4.17
(a) Includes incremental shares for first tranche of the fiscal 2021 grant based on attainment of the fiscal 2021 Adjusted EBITDA margin percentage goal that will be issued upon vesting.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021

	Number of	Weighted Average
Restricted Stock Units	Shares	Grant Date Fair Value
Outstanding at November 3, 2019	667,082	$3.86
Granted	625,909	$1.09
Forfeited	(4,387)	$3.79
Vested	(312,424)	$3.90
Outstanding at November 1, 2020	976,180	$2.08
Granted	578,577	$4.19
Forfeited	(38,497)	$3.55
Vested	(414,470)	$2.41
Outstanding at October 31, 2021	1,101,790	$3.01

Stock Options	Number of shares	Weighted average exercise price	Weighted average contractual life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 3, 2019	603,484	$6.28	6.81	$—
Forfeited	(60,615)	$8.22	—	$—
Expired	(210,925)	$6.59	—	$—
Outstanding at November 1, 2020	331,944	$5.73	6.22	$—
Expired	(13,740)	$6.06	—	$—
Outstanding and exercisable at October 31, 2021	318,204	$5.71	5.25	$—

For the year ended October 31, 2021, there was no exercise of stock options. As of October 31,2021 total unrecognized compensation expense of $3.5 million related to PSUs, stock options and RSUs will be recognized over the remaining weighted average vesting period of 2.0 years, of which $2.5 million, $0.8 million and $0.2 million is expected to be recognized in fiscal 2022, 2023 and 2024, respectively.

NOTE 15: Earnings (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Year Ended
	October 31, 2021	November 1, 2020
Numerator
Net income (loss)	$1,374	$(33,587)

Denominator
Basic weighted average number of shares	21,884	21,507
Dilutive weighted average number of shares	22,609	21,507

Per Share Data:
Basic:
Net income (loss)	$0.06	$(1.56)

Diluted:
Net income (loss)	$0.06	$(1.56)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021
The diluted earnings per share for fiscal 2021 did not include the effect of potentially dilutive outstanding shares comprised of 2,024 RSUs and 185,024 stock options because the effect would have been anti-dilutive.

The diluted earnings per share for fiscal 2020 did not include the effect of potentially dilutive outstanding shares comprised of 976,180 RSUs, 331,944 stock options and 209,662 PSUs because the effect would have been anti-dilutive.

NOTE 16: Related Party Transactions

For fiscal 2021 and 2020, the Company provided staffing services in the aggregate amount of $187,000 and $175,000, respectively, to a company where Volt’s Chairman of the Board, William J. Grubbs, serves as President.

NOTE 17: Commitments and Contingencies
(a)Leases - refer to Note 2, “Leases”
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

Segment operating income (loss) is comprised of segment net revenue less cost of services, selling, administrative and other operating costs, restructuring and severance costs and impairment charges. The Company allocates to the segments all operating costs except for costs not directly related to the operating activities such as corporate-wide general and administrative costs. These costs are not allocated because doing so would not enhance the understanding of segment operating performance and are not used by management to measure segment performance.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Year Ended October 31, 2021
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$885,393	$738,767	$106,963	$39,312	$456	$(105)
Cost of services	741,871	623,346	86,716	31,655	259	(105)
Gross margin	143,522	115,421	20,247	7,657	197	—

Selling, administrative and other operating costs	135,427	82,449	15,956	5,409	31,613	—
Restructuring and severance costs	2,839	(57)	213	130	2,553	—
Impairment charges	424	—	—	—	424	—
Operating income (loss)	4,832	33,029	4,078	2,118	(34,393)	—
Other income (expense), net	(2,055)
Income tax provision	1,403
Net income	$1,374

	Year Ended November 1, 2020
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$822,055	$689,095	$95,308	$37,915	$674	$(937)
Cost of services	694,204	586,255	79,087	29,471	328	(937)
Gross margin	127,851	102,840	16,221	8,444	346	—

Selling, administrative and other operating costs	137,666	85,776	14,484	5,370	32,036	—
Restructuring and severance costs	2,641	883	338	—	1,420	—
Impairment charges	16,913	1,859	—	—	15,054	—
Operating income (loss)	(29,369)	14,322	1,399	3,074	(48,164)	—
Other income (expense), net	(3,173)
Income tax provision	1,045
Net loss	$(33,587)

Assets of the Company by reportable segment are summarized in the following table (in thousands):

	October 31, 2021	November 1, 2020
Assets:
North American Staffing	$107,599	$105,516
International Staffing	32,358	26,989
North American MSP	30,137	24,742
Corporate & Other	90,010	84,598
Total Assets	$260,104	$241,845

Sales to external customers and long-lived assets of the Company by geographic area are as follows (in thousands):

	Year Ended
	October 31, 2021	November 1, 2020
Net Revenue:
Domestic	$774,093	$722,985
International	111,300	99,070
Total Net Revenue	$885,393	$822,055

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021

	October 31, 2021	November 1, 2020
Long-Lived Assets:
Domestic	$37,579	$44,500
International	2,399	2,774
Total Long-Lived Assets	$39,978	$47,274

Capital expenditures and depreciation and amortization by the Company’s operating segments are as follows (in thousands):

	Year Ended
	October 31, 2021	November 1, 2020
Capital Expenditures:
North American Staffing	$102	$474
International Staffing	63	292
North American MSP	140	372
Corporate & Other	2,807	4,130
Total Capital Expenditures	$3,112	$5,268

Depreciation and Amortization:
North American Staffing	$289	$339
International Staffing	306	322
North American MSP	314	152
Corporate & Other	6,651	7,168
Total Depreciation and Amortization	$7,560	$7,981

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of October 31, 2021

NOTE 19: Quarterly Financial Information (unaudited)
The following tables present certain unaudited consolidated quarterly financial information for each quarter in the fiscal years ended October 31, 2021 and November 1, 2020 (in thousands, except per share amounts):

	Three Months Ended
	January 31, 2021	May 2, 2021	August 1, 2021	October 31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	13 weeks	13 weeks	13 weeks	13 weeks

NET REVENUE	$217,958	$222,092	$217,534	$227,809
Cost of services	185,276	185,613	181,334	189,648
GROSS MARGIN	32,682	36,479	36,200	38,161

Selling, administrative and other operating costs	33,747	32,950	34,039	34,691
Restructuring and severance costs	632	595	489	1,123
Impairment charges	31	261	112	20
OPERATING INCOME (LOSS)	(1,728)	2,673	1,560	2,327

Interest income	7	8	15	7
Interest expense	(484)	(438)	(460)	(423)
Foreign exchange gain (loss), net	242	71	(34)	39
Other income (expense), net	(156)	(147)	(152)	(150)
INCOME (LOSS) BEFORE INCOME TAXES	(2,119)	2,167	929	1,800
Income tax provision	327	288	314	474
NET INCOME (LOSS)	$(2,446)	$1,879	$615	$1,326

PER SHARE DATA:
Basic:
Net income (loss)	$(0.11)	$0.09	$0.03	$0.06
Weighted average number of shares	21,793	21,793	21,968	21,981

Diluted:
Net income (loss)	$(0.11)	$0.08	$0.03	$0.06
Weighted average number of shares	21,793	22,588	22,651	22,811

	Three Months Ended
	February 2, 2020	May 3, 2020	August 2, 2020	November 1, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	13 weeks	13 weeks	13 weeks	13 weeks

NET REVENUE	$217,766	$207,275	$185,941	$211,073
Cost of services	186,339	175,038	155,983	176,844
GROSS MARGIN	31,427	32,237	29,958	34,229

Selling, administrative and other operating costs	39,497	36,189	31,245	30,735
Restructuring and severance costs	1,246	411	546	438
Impairment charges	11	—	2,384	14,518
OPERATING LOSS	(9,327)	(4,363)	(4,217)	(11,462)

Interest income	30	31	9	8
Interest expense	(730)	(652)	(476)	(439)
Foreign exchange gain (loss), net	(328)	(266)	571	(62)
Other income (expense), net	(258)	(152)	(168)	(291)
LOSS BEFORE INCOME TAXES	(10,613)	(5,402)	(4,281)	(12,246)
Income tax provision	195	23	556	271
NET LOSS	$(10,808)	$(5,425)	$(4,837)	$(12,517)

PER SHARE DATA:
Basic:
Net Loss	$(0.50)	$(0.25)	$(0.22)	$(0.58)
Weighted average number of shares	21,416	21,416	21,589	21,607

Diluted:
Net Loss	$(0.50)	$(0.25)	$(0.22)	$(0.58)
Weighted average number of shares	21,416	21,416	21,589	21,607