Form 10-Q
period 2022-01-30
VOLT INFORMATION SCIENCES, INC.
filed 2022-03-15
CIK 103872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended January 30, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of March 11, 2022, there were 22,099,246 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 30, 2022	January 31, 2021
NET REVENUE	$226,928	$217,958
Cost of services	191,835	185,276
GROSS MARGIN	35,093	32,682

EXPENSES
Selling, administrative and other operating costs	34,976	33,747
Restructuring and severance costs	591	632
Impairment charges	23	31
OPERATING LOSS	(497)	(1,728)

OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(414)	(477)
Foreign exchange gain (loss), net	(12)	242
Other income (expense), net	(143)	(156)
TOTAL OTHER INCOME (EXPENSE), NET	(569)	(391)

LOSS BEFORE INCOME TAXES	(1,066)	(2,119)
Income tax provision	153	327
NET LOSS	$(1,219)	$(2,446)

PER SHARE DATA:
Basic and Diluted:
Net loss	$(0.06)	$(0.11)
Weighted average number of shares	22,158	21,793

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	January 30, 2022	January 31, 2021
NET LOSS	$(1,219)	$(2,446)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	(862)	931
COMPREHENSIVE LOSS	$(2,081)	$(1,515)

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	January 30, 2022	October 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,864	$71,373
Restricted cash and short-term investments	11,587	8,729
Trade accounts receivable, net of allowances of $148 and $137, respectively	129,303	127,211
Other current assets	6,486	6,229
TOTAL CURRENT ASSETS	202,240	213,542
Property, equipment and software, net	16,253	17,482
Right-of-use assets - operating leases, net	22,025	22,496
Other assets, excluding current portion	6,537	6,584
TOTAL ASSETS	$247,055	$260,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$21,811	$22,629
Accounts payable	36,649	36,544
Accrued taxes other than income taxes	32,486	31,112
Accrued insurance and other	17,573	16,298
Operating lease liabilities	7,052	6,775
Income taxes payable	1,012	956
TOTAL CURRENT LIABILITIES	116,583	114,314
Accrued payroll taxes and other, excluding current portion	8,877	21,832
Operating lease liabilities, excluding current portion	32,434	33,558
Long-term debt, net	59,384	59,307
TOTAL LIABILITIES	217,278	229,011

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	—	—
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,738,003 shares; Outstanding - 22,099,246 shares	2,374	2,374
Paid-in capital	80,827	80,062
Accumulated deficit	(33,427)	(32,208)
Accumulated other comprehensive loss	(7,111)	(6,249)
Treasury stock, at cost; 1,638,757 shares	(12,886)	(12,886)
TOTAL STOCKHOLDERS’ EQUITY	29,777	31,093
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$247,055	$260,104
See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except number of share data)
(unaudited)

	Three Months Ended January 30, 2022
	Common Stock $0.10 Par Value		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT OCTOBER 31, 2021	23,738,003	$2,374	$80,062	$(32,208)	$(6,249)	$(12,886)	$31,093
Net loss	—	—	—	(1,219)	—	—	(1,219)
Share-based compensation	—	—	765	—	—	—	765
Other comprehensive loss	—	—	—	—	(862)	—	(862)
BALANCE AT JANUARY 30, 2022	23,738,003	$2,374	$80,827	$(33,427)	$(7,111)	$(12,886)	$29,777

	Three Months Ended January 31, 2021
	Common Stock $0.10 Par Value		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT NOVEMBER 1, 2020	23,738,003	$2,374	$79,937	$(29,793)	$(6,458)	$(18,186)	$27,874
Net loss	—	—	—	(2,446)	—	—	(2,446)
Share-based compensation	—	—	226	—	—	—	226
Issuance of common stock	—	—	(21)	(145)	—	161	(5)
Other comprehensive income	—	—	—	—	931	—	931
BALANCE AT JANUARY 31, 2021	23,738,003	$2,374	$80,142	$(32,384)	$(5,527)	$(18,025)	$26,580

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	January 30, 2022	January 31, 2021
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(1,219)	$(2,446)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,032	1,705
Non-cash operating lease expense	2,128	2,269
Provision (release) of doubtful accounts and sales allowances	92	(22)
Unrealized foreign currency exchange (gain) loss	(240)	629
Impairment charges	23	31
Share-based compensation	765	226
Change in operating assets and liabilities:
Trade accounts receivable	(2,143)	(7,888)
Other assets	(434)	651
Accounts payable	113	(5,519)
Accrued expenses and other liabilities	(13,089)	4,148
Income taxes	56	(283)
Net cash used in operating activities	(11,916)	(6,499)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Sales of investments	428	115
Purchases of investments	(272)	(125)
Proceeds from sale of property, equipment and software	—	6
Purchases of property, equipment and software	(797)	(959)
Net cash used in investing activities	(641)	(963)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Debt issuance costs	—	(161)
Other	(16)	(5)
Net cash used in financing activities	(16)	(166)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(597)	(13)
Net decrease in cash, cash equivalents and restricted cash	(13,170)	(7,641)
Cash, cash equivalents and restricted cash, beginning of period	76,609	56,433
Cash, cash equivalents and restricted cash, end of period	$63,439	$48,792

Cash paid during the period:
Interest	$422	$484
Income taxes	$85	$8

Reconciliation of cash, cash equivalents, and restricted cash:
Current assets:
Cash and cash equivalents	$54,864	$40,062
Restricted cash included in Restricted cash and short-term investments	8,575	8,730
Cash, cash equivalents and restricted cash, end of period	$63,439	$48,792

See accompanying Notes to Condensed Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Fiscal Periods Ended January 30, 2022 and January 31, 2021
(Unaudited)

NOTE 1: Basis of Presentation

Basis of Presentation
The accompanying interim condensed consolidated financial statements of Volt Information Sciences, Inc. (“Volt” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended October 31, 2021. The Company makes estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known. Accounting for certain expenses, including income taxes, is based on full year assumptions, and the financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The interim information is unaudited and is prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), which provides for omission of certain information and footnote disclosures. This interim financial information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended October 31, 2021.

NOTE 2: Recently Issued Accounting Pronouncements

New Accounting Standards Not Yet Adopted by the Company

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The amendments should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company is required to adopt the guidance in the first quarter of fiscal 2023. The Company does not anticipate a significant impact of these amendments on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Accounting Standards Codification (“ASC”) Topic 326), as clarified in ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2018-19, amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. The amendments for Smaller Reporting Companies are effective for fiscal years beginning after December 15, 2022, which for the Company will be the first quarter of fiscal 2024. The Company expects to early adopt this ASU in the first quarter of fiscal 2023. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a significant impact on its consolidated financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted by the Company

In October 2020, the FASB issued ASU 2020-10, Codification Improvements (“ASU 2020-10”). The amendments improve the ASC by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the ASC. The amendments also clarify various provisions in the ASC so that the guidance can be applied more consistently. ASU 2020-10 was effective for the Company in the first quarter of fiscal 2022. The adoption of this guidance had no significant impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), which simplifies the accounting for income taxes. The ASU removes exceptions to the general principles for intraperiod tax allocation, the recognition of a deferred tax liability for equity method investments and the methodology for calculating income taxes in an interim period. It also improves consistent application of and simplification for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for all entities for fiscal years beginning after December 15, 2020, including interim periods therein. This ASU was effective for the Company in the first quarter of fiscal 2022. The adoption of this guidance had no significant impact on the Company’s consolidated financial statements.

All other ASUs that became effective for Volt during the first quarter of fiscal 2022 were not applicable to the Company at this time and therefore, did not have any impact during the period.

NOTE 3: Leases

The Company determines if an arrangement meets the criteria of a lease at inception, at which time it also performs an analysis to determine whether the lease qualifies as operating or financing. The Company’s leases are primarily classified as operating and consist of branch locations, as well as corporate office space. The Company’s finance lease arrangements are immaterial. The leases have remaining terms of 1 - 9 years. The lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal option periods.
Operating leases are included in Right-of-use assets (“ROU”) - operating leases and Operating lease liabilities, current and long-term, in the Condensed Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in Selling, administrative and other operating costs in the Condensed Consolidated Statements of Operations.

Components of Lease Expense (in thousands)	Three Months Ended
	January 30, 2022	January 31, 2021
Operating lease expense	$2,089	$2,269
Sublease income	(461)	(402)
Variable lease expense	370	314
Total (1)(2)	$1,998	$2,181
(1) The Company’s short-term lease expense is immaterial.
(2) Lease expense included in restructuring is approximately $0.5 million and $0.6 million for the three months ended January 30, 2022 and January 31, 2021, respectively.

	Three Months Ended
Supplemental Cash Flows Information (in thousands)	January 30, 2022	January 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,428	$2,925
Operating ROU assets obtained in exchange for operating lease liabilities	$1,001	$737

	Three Months Ended
Weighted Average Remaining Lease Term and Discount Rate	January 30, 2022	January 31, 2021
Weighted average remaining lease term (years)	7.2	7.8
Weighted average discount rate	6.3%	6.3%

Maturities of Lease Liabilities (in thousands)	As of January 30, 2022
Fiscal Year:	Amount
Remainder of 2022	$7,037
2023	7,881
2024	6,259
2025	5,536
2026	4,281
Thereafter	18,704
Total future lease payments	$49,698
Less: Imputed interest	10,075
Total lease liabilities	$39,623

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

Disaggregation of Revenues

The following table presents our segment revenues disaggregated by service type (in thousands):

	Three Months Ended January 30, 2022
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$216,082	$188,666	$20,682	$6,729	$78	$(73)
Direct Placement Services	4,868	2,530	1,876	462	—	—
Managed Service Programs	5,978	—	3,460	2,518	—	—
	$226,928	$191,196	$26,018	$9,709	$78	$(73)

Geographical Markets:
Domestic	$199,856	$190,292	$—	$9,637	$—	$(73)
International	27,072	904	26,018	72	78	—
	$226,928	$191,196	$26,018	$9,709	$78	$(73)

	Three Months Ended January 31, 2021
Segment	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Service Revenues:
Staffing Services	$209,269	$182,567	$19,995	$6,647	$119	$(59)
Direct Placement Services	3,064	1,649	879	536	—	—
Managed Service Programs	5,625	—	3,139	2,486	—	—
	$217,958	$184,216	$24,013	$9,669	$119	$(59)

Geographical Markets:
Domestic	$192,832	$183,297	$—	$9,572	$—	$(37)
International	25,126	919	24,013	97	119	(22)
	$217,958	$184,216	$24,013	$9,669	$119	$(59)

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

Accounts Receivable, Contract Assets and Contract Liabilities

The Company records accounts receivable when its right to consideration becomes unconditional and maintains a sales allowance for any potential billing errors and service-related adjustments to the customer. As of January 30, 2022, the change in the reserve balance from October 31, 2021 was immaterial.

Contract assets primarily relate to the Company’s rights to consideration for services provided that are conditional on satisfaction of future performance obligations. Contract liabilities relate to payments that are received or due prior to the related performance obligations being satisfied. The Company does not have any material contract assets or long-term contract liabilities as of January 30, 2022 and October 31, 2021.

The Company may incur fulfillment costs after obtaining a contract related to the set up and implementation of customer-specific MSP programs. These costs are deferred and amortized over the expected period of benefit of the MSP services provided to the customer. Deferred fulfillment costs were immaterial as of January 30, 2022 and October 31, 2021.

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

The global spread of COVID-19, or coronavirus, created significant volatility, uncertainty and global macroeconomic disruption. Our business, results of operations and financial condition have been and may continue to be impacted by the ongoing coronavirus pandemic and related government actions, and any future adverse impacts could be material and are difficult to predict.

NOTE 5: Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended January 30, 2022 were (in thousands):

Foreign Currency Translation
Accumulated other comprehensive loss at beginning of the period	$(6,249)
Other comprehensive loss	(862)
Accumulated other comprehensive loss at January 30, 2022	$(7,111)

There were no taxes allocated to the components of Other comprehensive loss and no reclassifications from accumulated other comprehensive loss for the three months ended January 30, 2022 and January 31, 2021.

NOTE 6: Restricted Cash and Short-Term Investments

Restricted cash primarily includes amounts related to requirements under certain contracts with managed service program customers, for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral. Distribution of payments to associate vendors is generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts, where contractually required. At January 30, 2022 and October 31, 2021, restricted cash included $3.3 million and $3.8 million, respectively, restricted for payment to associate vendors, and $0.5 million, in both periods, restricted for other collateral accounts.

At January 30, 2022 and October 31, 2021, restricted cash also included $4.8 million and $0.9 million, respectively, restricted under the Company’s long-term accounts receivable securitization program (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). At January 30, 2022 and October 31, 2021, this cash was restricted as it supplemented collateral provided by accounts receivable towards the Company’s aggregate borrowing base usage of $82.1 million, inclusive of $60.0 million outstanding and $22.1 million in issued letters of credit.

Short-term investments were $3.0 million and $3.5 million at January 30, 2022 and October 31, 2021, respectively. These short-term investments consisted primarily of the fair value of deferred compensation investments corresponding to employees’ selections, primarily in mutual funds, based on quoted prices in active markets.

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

The Company holds mutual funds to satisfy its obligations under its employee deferred compensation plan, which is carried at fair value based on quoted market prices in active markets for identical assets (Level 1). These short-term investments were $3.0 million and $3.5 million at January 30, 2022 and October 31, 2021, respectively. The carrying amounts of long-term debt recorded in the Company’s Condensed Consolidated Balance Sheets were $59.4 million and $59.3 million at January 30, 2022 and October 31, 2021 respectively. These amounts were net of deferred financing fees and approximated its fair value, which is determinable based on the interest rates the Company believes it could obtain for borrowings with similar terms (Level 2).

Certain assets, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Upon a triggering event or evidence of impairment, the Company determines the fair value of these assets using Level 3 inputs, typically within a discounted cash flow model.

There have been no changes in the methodology used to measure fair value of the financial instruments as well as any transfer of Level 3 assets or liabilities during the three months ended January 30, 2022.

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

The Company’s provision for income taxes primarily includes foreign jurisdictions and state taxes. The income tax provision in the first quarter of fiscal 2022 and 2021 were $0.2 million and $0.3 million, respectively, primarily related to locations outside of the United States. The Company’s quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

NOTE 9: Debt

The Company’s primary sources of liquidity are cash flows generated from operations and proceeds from the DZ Financing Program. Both operating cash flows and borrowing capacity under this financing arrangement are directly related to the levels of accounts receivable generated by our business. The Company’s operating cash flows consist primarily of collections of customer receivables offset by payments for payroll and related items for the Company’s contingent staff and in-house employees; federal, foreign, state and local taxes; and trade payables. The Company’s level of borrowing capacity under the DZ Financing Program increases or decreases in tandem with any change in accounts receivable based on revenue fluctuations.

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

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, that subsidiary may request that DZ Bank make loans from time-to-time to that subsidiary which are secured by liens on those receivables. The Maximum Facility Amount, as defined in the DZ Financing Program is $100.0 million.

In December 2020, the Company amended the DZ Financing Program, which was originally executed on January 25, 2018. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2023 to January 25, 2024; (2) extend the Facility Maturity Date, as defined in the DZ Financing Program, from July 25, 2023 to July 25, 2024; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020 to any fiscal year ending after 2021; (4) replace the existing Tangible Net Worth (“TNW”) covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; and (5) revise the eligibility threshold for the receivables of a large North American Staffing customer from 5% of eligible receivables to 8%, which increased our overall availability under the Program by $1.0 - $3.0 million. All other terms and conditions of the DZ Financing Program remain substantially unchanged.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of January 30, 2022, the letter of credit participation was $22.1 million inclusive of $20.9 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain real estate lease agreements.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum TNW, as defined under the DZ Financing Program, of at least $25.0 million in each quarter; (2) positive net income in any fiscal year ending after 2021; (3) maximum debt to tangible net worth ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined under the DZ Financing Program. At January 30, 2022, the Company was in compliance with all debt covenants. At January 30, 2022, there was $2.7 million of borrowing availability, as defined under the DZ Financing Program.

At January 30, 2022 and January 31, 2021, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million, with a weighted average annual interest rate of 1.9% during the first quarter of both fiscal 2022 and fiscal 2021.

Long-term debt consists of the following (in thousands):

	January 30, 2022	October 31, 2021
Financing programs	$60,000	$60,000
Less:
Deferred financing fees	616	693
Total long-term debt, net	$59,384	$59,307

NOTE 10: Earnings (Loss) Per Share

Basic and diluted net loss per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	January 30, 2022	January 31, 2021
Numerator
Net loss	$(1,219)	$(2,446)

Denominator
Basic weighted average number of shares	22,158	21,793
Diluted weighted average number of shares	22,158	21,793

Net loss per share:
Basic	$(0.06)	$(0.11)
Diluted	$(0.06)	$(0.11)

The diluted earnings per share for the three months ended January 30, 2022 did not include the effect of potentially dilutive outstanding shares comprised of 1,101,790 restricted stock units (“RSUs”), 318,204 stock options and 493,604 performance stock units (“PSUs”) because the effect would have been anti-dilutive.

The diluted earnings per share for the three months ended January 31, 2021 did not include the effect of potentially dilutive outstanding shares comprised of 958,961 RSUs, 331,944 stock options and 194,417 PSUs because the effect would have been anti-dilutive.

NOTE 11: Share-Based Compensation Plans

For the three months ended January 30, 2022 and January 31, 2021, the Company recognized share-based compensation expense of $0.8 million and $0.2 million, respectively. These expenses are included in Selling, administrative and other operating costs in the Company’s Condensed Consolidated Statements of Operations.
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

Summary of Equity Awards
The following tables summarize the activities related to the Company’s share-based equity awards for the three months ended January 30, 2022:

Performance Share Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at October 31, 2021	499,447	$4.17
Forfeited	(5,843)	$4.04
Outstanding at January 30, 2022	493,604	$4.17

Restricted Stock Units	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at October 31, 2021 and January 30, 2022	1,101,790	$3.01

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2021	318,204	$5.71	5.25	$—

Outstanding and Exercisable at January 30, 2022	318,204	$5.71	5.00	$—

For the three months ended January 30, 2022, there was no exercise of stock options. As of January 30, 2022, total unrecognized compensation expense of $2.7 million related to PSUs and RSUs will be recognized over the remaining weighted average vesting period of 1.8 years of which $1.6 million, $0.8 million and $0.3 million are expected to be recognized in fiscal 2022, 2023 and 2024, respectively.

NOTE 12: Restructuring and Severance Charges

The Company incurred total restructuring and severance costs of $0.6 million in both the first quarter of fiscal 2022 and 2021.
As part of its continued efforts to reduce costs, in the first quarter of fiscal 2022, the Company recorded $0.5 million of restructuring costs related to ongoing costs of facilities exited in fiscal 2020 and $0.1 million in severance costs. In the first quarter of fiscal 2021, the Company recorded severance costs of $0.3 million primarily resulting from the elimination of certain positions and $0.6 million related to on-going costs of facilities exited in fiscal 2020, partially offset by a $0.3 million lease termination gain.

Accrued restructuring and severance costs are included in Accrued compensation and Accrued insurance and other in the Condensed Consolidated Balance Sheets. Activity for the first three months of fiscal 2022 is summarized as follows (in thousands):

January 30, 2022
Balance, beginning of year	$549
Charged to expense	591
Cash payments	(904)
Ending Balance	$236
The remaining balance as of January 30, 2022 of $0.2 million, was primarily related to severance costs in the International Staffing and North American MSP segments.

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

NOTE 14: Segment Data

The Company reports segment data in accordance with the provisions of ASC 280, Segment Reporting, aligning with the way the Company evaluates its business performance and manages its operations. The current reportable segments are (i) North American Staffing, (ii) International Staffing and (iii) North American MSP. The non-reportable businesses are combined and disclosed with corporate services under the category Corporate and Other.

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

Financial data concerning the Company’s segment revenue and operating income (loss) as well as results from Corporate and Other are summarized in the following tables (in thousands):

	Three Months Ended January 30, 2022
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$226,928	$191,196	$26,018	$9,709	$78	$(73)
Cost of services	191,835	163,145	20,800	7,921	42	(73)
Gross margin	35,093	28,051	5,218	1,788	36	—

Selling, administrative and other operating costs	34,976	21,409	4,280	815	8,472	—
Restructuring and severance costs	591	67	70	—	454	—
Impairment charge	23	—	—	—	23	—
Operating income (loss)	(497)	6,575	868	973	(8,913)	—
Other income (expense), net	(569)
Income tax provision	153
Net loss	$(1,219)

	Three Months Ended January 31, 2021
	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$217,958	$184,216	$24,013	$9,669	$119	$(59)
Cost of services	185,276	157,636	19,851	7,784	64	(59)
Gross margin	32,682	26,580	4,162	1,885	55	—

Selling, administrative and other operating costs	33,747	20,646	3,788	1,353	7,960	—
Restructuring and severance costs	632	(241)	(8)	—	881	—
Impairment charge	31	—	—	—	31	—
Operating income (loss)	(1,728)	6,175	382	532	(8,817)	—
Other income (expense), net	(391)
Income tax provision	327
Net loss	$(2,446)

NOTE 15: Subsequent Events

On February 4, 2022, the Company reported that its Chief Financial Officer, Herbert Mueller, is currently unable to perform his duties due to a medical illness and will temporarily step away from his role as Chief Financial Officer. In Mr. Mueller’s absence, the Company’s former Chief Financial Officer, Paul Tomkins, will serve as Interim Chief Financial Officer, effective February 4, 2022, and will assume the day-to-day responsibilities of such role until further notice.

The Company and Vega Consulting, Inc. (“Vega”), an affiliate of ACS Solutions, a global provider of information technology solutions and services, announced on March 14, 2022, that Volt and Vega entered into a definitive merger agreement under which Volt will be acquired for $6.00 per share in cash. This per share purchase price represents a premium of 99% to the Company’s closing stock price on March 11, 2022. Vega will commence a tender offer no later than March 25, 2022, to acquire all outstanding shares of Volt for $6.00 per share in cash. The merger agreement was approved by Volt’s board of directors, which recommends that Volt stockholders tender their shares in the tender offer. Additional information related to the Merger Agreement can be found within the Form 8-K filed by the Company on March 14, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the anticipated effects of COVID-19 and related government actions). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. This MD&A should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, as filed with the SEC on January 12, 2022 (the “2021 Form 10-K”). References in this document to “Volt,” “Company,” “we,” “us” and “our” mean Volt Information Sciences, Inc. and our consolidated subsidiaries, unless the context requires otherwise. The statements below should also be read in conjunction with the description of the risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of the 2021 Form 10-K and Part II, “Item 1A. Risk Factors” of this report. We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Demographics

As of January 30, 2022, we employed approximately 14,600 people, including approximately 13,500 who were on contingent staffing assignments with our clients, and the remainder as full-time in-house employees. Approximately 70% of the full-time in-house employees are located in North America and the remaining are within Asia Pacific and Europe. The workers on contingent staffing assignments are on our payroll for the length of their assignment with the client.

Diversity and Inclusion

Volt values building diverse teams, embracing different perspectives and fostering an inclusive, empowering work environment for our employees and clients. We have a long-standing commitment to equal employment opportunity as evidenced by the Company’s Equal Employment Opportunity policy. Of our North American in-house employee population, approximately 71% are women and approximately 48% have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. As part of Volt’s commitment to continued enhancements in this area, we launched our Expert Momentum Diversity and Inclusion Program. This program involved the creation of a task force made up of a group of employees from across the organization. The program has established initiatives to strengthen the promotion of workplace diversity for our employees and clients, to create a collaborative environment that promotes authenticity and a culture that celebrates our differences, and embraces a collaborative environment with unique experiences and diverse perspectives. The program’s task force will enhance company-wide engagement on diversity and inclusion, provide education opportunities for our employees, help identify areas for improvement and monitor progress against these initiatives.

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

Communication and Engagement

We strongly believe that Volt’s success depends on employees understanding how their work contributes to the Company’s overall strategy. To this end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including: (i) quarterly company-wide CEO update calls; (ii) regular company-wide calls with executives; (iii) frequent corporate email communications; and (iv) employee engagement surveys.

Commitment to Values and Ethics through Governance

Along with our core values, we act in accordance with our Code of Business Conduct and Ethics (“Code of Conduct”), which sets forth expectations and guidance for employees to make appropriate decisions. Our Code of Conduct covers topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information and reporting Code of Conduct violations. The Code of Conduct reflects our commitment to operating in a fair, honest, responsible and ethical manner and also provides direction for reporting complaints in the event of alleged violations of our policies (including through an anonymous hotline). Our executive officers and supervisors maintain “open door” policies and any form of retaliation is strictly prohibited. We take all reports of suspected violations of the Code of Conduct and unethical behavior seriously and will take appropriate actions to correct the situation.

Environmental

As a global provider of staffing services, Volt does not produce or manufacture any products or materials and therefore our environmental impact has been relatively small. Nevertheless, we understand that certain areas of our business and operations have an impact on the environment and we are dedicated to promoting internal sustainability initiatives and keeping our ecological footprint to a minimum. In addition to certain on-going internal initiatives, including office waste reduction practices such as printing less and recycling furniture and electronics, we were able to take advantage of more impactful opportunities using actions implemented during the COVID-19 pandemic. During fiscal 2020, we were able to quickly shift to a fully remote in-house workforce and we continue to have the majority of our in-house employees work remotely thereby reducing the environmental impact of commuting and office energy consumption. This work model has allowed us to further decrease our carbon footprint by exiting and consolidating certain offices. We have also been able to reduce certain business travel by using virtual and collaborative tools whenever possible, further limiting our ecological impact. Volt is committed to enhancing its environmental protection measures and continuing to promote an eco-friendly culture both internally and in the communities it serves.

COVID-19 and Our Response

The global spread of the COVID-19 pandemic created significant volatility, uncertainty and global macroeconomic disruption. Our business experienced significant changes in revenue trends at the mid-point of our second quarter of fiscal 2020 through the beginning of our third quarter of fiscal 2020, as a number of countries and U.S. federal, state and local governments issued varying levels of stay-at-home orders and other restrictions and mandates. Our business was largely converted to a remote in-house workforce and remained open as we provided key services to essential businesses, both remotely and onsite at our customers’ locations. Beginning in the second half of fiscal 2020, revenue steadily increased as a result of a combination of existing customers returning to work, expanding business with existing customers and winning new customers.

We continue to operate on a hybrid-model with certain locations fully staffed and others opening on a limited voluntary basis. Our COVID-19 Incident Response Team continues to monitor the most up-to-date developments and safety standards from the Centers for Disease Control and Prevention, World Health Organization, Occupational Safety and Health Administration and other key authorities to determine an appropriate response for our employees and clients. While this team is continuing to monitor COVID-19 developments globally, we remain focused on the regulations and vaccine requirements in the U.S. to ensure we are complying with all relevant regulations. We are also monitoring developments related to vaccine mandates from certain customers.

We expect the global business environment will continue to operate in various stages of economic turbulence. We are encouraged by the increase in order activity and demand throughout the Company, however, the pace of such increase may be impacted if a resurgence in COVID-19 infections leads to additional disruptions, government mandates or increased lack of available talent to match our customers’ demands.

For additional discussion on the uncertainties and business risks associated with COVID-19, refer to Part I, “Item 1A. Risk Factors” in the 2021 Form 10-K.

Critical Accounting Estimates
Casualty Insurance Program

We purchase workers’ compensation insurance through mandated participation in certain state funds and the experience-rated premiums in these state plans relieve us of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a paid loss deductible casualty insurance program for losses exceeding specified deductible levels and we are financially responsible for losses below the specified deductible limits. The casualty program is secured by a letter of credit against our financing arrangement (“DZ Financing Program”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) of $20.9 million as of January 30, 2022.

We recognize expenses and establish accruals for amounts estimated to be incurred, both reported and not yet reported, policy premiums and related legal and other claims administration costs. We develop estimates for claims as well as claims incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Depending on the policy year, adjustments to final expected paid amounts are determined through the ultimate life of the claim. At January 30, 2022 and October 31, 2021, the casualty insurance liability was $14.2 million and $13.9 million, respectively.

Recent Developments

On February 4, 2022, we reported that our Chief Financial Officer, Herbert Mueller, is currently unable to perform his duties due to a medical illness and will temporarily step away from his role as Chief Financial Officer. In Mr. Mueller’s absence, the Company’s former Chief Financial Officer, Paul Tomkins, will serve as Interim Chief Financial Officer, effective February 4, 2022, and will assume the day-to-day responsibilities of such role until further notice.

The Company and Vega Consulting, Inc. (“Vega”), an affiliate of ACS Solutions, a global provider of information technology solutions and services, announced on March 14, 2022, that Volt and Vega entered into a definitive merger agreement under which Volt will be acquired for $6.00 per share in cash. This per share purchase price represents a premium of 99% to the Company’s closing stock price on March 11, 2022. Vega will commence a tender offer no later than March 25, 2022, to acquire all outstanding shares of Volt for $6.00 per share in cash. The merger agreement was approved by Volt’s board of directors, which recommends that Volt stockholders tender their shares in the tender offer. Additional information related to the Merger Agreement can be found within the Form 8-K filed by the Company on March 14, 2022.

Consolidated Results by Segment

	Three Months Ended January 30, 2022
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$226,928	$191,196	$26,018	$9,709	$78	$(73)
Cost of services	191,835	163,145	20,800	7,921	42	(73)
Gross margin	35,093	28,051	5,218	1,788	36	—

Selling, administrative and other operating costs	34,976	21,409	4,280	815	8,472	—
Restructuring and severance costs	591	67	70	—	454	—
Impairment charge	23	—	—	—	23	—
Operating income (loss)	(497)	6,575	868	973	(8,913)	—
Other income (expense), net	(569)
Income tax provision	153
Net loss	$(1,219)

	Three Months Ended January 31, 2021
(in thousands)	Total	North American Staffing	International Staffing	North American MSP	Corporate and Other	Eliminations
Net revenue	$217,958	$184,216	$24,013	$9,669	$119	$(59)
Cost of services	185,276	157,636	19,851	7,784	64	(59)
Gross margin	32,682	26,580	4,162	1,885	55	—

Selling, administrative and other operating costs	33,747	20,646	3,788	1,353	7,960	—
Restructuring and severance costs	632	(241)	(8)	—	881	—
Impairment charge	31	—	—	—	31	—
Operating income (loss)	(1,728)	6,175	382	532	(8,817)	—
Other income (expense), net	(391)
Income tax provision	327
Net loss	$(2,446)

Results of Operations Consolidated (Q1 2022 vs. Q1 2021)

Net revenue in the first quarter of fiscal 2022 increased $8.9 million, or 4.1%, to $226.9 million from $218.0 million in the first quarter of fiscal 2021. The net revenue increase was primarily due to an increase in our North American Staffing segment of $7.0 million and an increase in our International Staffing segment of $2.0 million. Excluding the negative impact of foreign currency fluctuations of $0.8 million, net revenue increased $9.8 million, or 4.5%.
Operating results in the first quarter of fiscal 2022 improved $1.2 million, to an operating loss of $0.5 million from $1.7 million in the first quarter of fiscal 2021. Excluding the restructuring and severance costs and impairment charges, operating results improved $1.2 million to operating income of $0.1 million. This increase in operating results of $1.2 million was primarily the result of improvements in our North American Staffing segment of $0.7 million, our International Staffing segment of $0.6 million and our North American MSP segment of $0.4 million, partially offset by a $0.5 million increase in operating loss in the Corporate and Other category.

Results of Operations by Segment (Q1 2022 vs. Q1 2021)
Net Revenue
The North American Staffing segment revenue in the first quarter of fiscal 2022 increased $7.0 million, or 3.8%, to $191.2 million from $184.2 million in the first quarter of fiscal 2021. The increase is attributable to new business wins in a combination of retail and mid-market clients, combined with the expansion of business within existing clients and improvements in direct hire revenue.
The International Staffing segment revenue in the first quarter of fiscal 2022 increased $2.0 million, or 8.3%, to $26.0 million from $24.0 million in the first quarter of fiscal 2021, primarily due to increased direct hire revenue in the United Kingdom and Singapore, as well as increases in other staffing business in France, Belgium and the United Kingdom. Excluding the negative impact of foreign exchange rate fluctuations of $0.8 million, revenue increased $2.8 million, or 12.3%.
The North American MSP segment revenue in the first quarter of fiscal 2022 remained consistent with the first quarter of fiscal 2021. The slight improvement is primarily attributable to increased demand in its payroll service business, partially offset by a decline in its managed service business.
Cost of services in the first quarter of fiscal 2022 increased $6.5 million, or 3.5%, to $191.8 million from $185.3 million in the first quarter of fiscal 2021. This increase is primarily due to a $5.5 million increase in our North American Staffing segment related to the 3.8% increase in revenue and slightly unfavorable workers’ compensation development in the current period partially offset by an increase of $0.3 million in government wage subsidies. In addition, our International Staffing segment increased $0.9 million primarily as a result of the 8.3% increase in revenue.

Gross margin as a percent of revenue in the first quarter of fiscal 2022 increased to 15.5% from 15.0% in the first quarter of fiscal 2021. Our North American Staffing segment gross margin as a percent of revenue increased primarily due to a mix of higher margin business, partially offset by slightly unfavorable workers’ compensation development in the current quarter. Our International Staffing segment gross margin as a percent of revenue primarily increased due to an increase in direct hire revenue. Our North American MSP segment gross margin as a percent of revenue decreased primarily due to the mix of business. Government wage subsidies accounted for 40 basis points of the increase in the first quarter of fiscal 2022 compared to 30 basis points in the first quarter of fiscal 2021.
Selling, Administrative and Other Operating Costs
Selling, administrative and other operating costs in the first quarter of fiscal 2022 increased $1.3 million, or 3.6%, to $35.0 million from $33.7 million in the first quarter of fiscal 2021. The increase was primarily due to $0.7 million in labor as a result of changes in headcount and $0.5 million in equity compensation, partially offset by an increase in government wage subsidies of $1.4 million. In addition, there was an increase in professional fees of $0.8 million and depreciation expense of $0.3 million. As a percent of revenue, selling, administrative and other operating costs were 15.4% and 15.5% in the first quarter of fiscal 2022 and 2021, respectively.
Restructuring and Severance Costs
Restructuring and severance costs remained consistent at $0.6 million in both the first quarter of fiscal 2022 and 2021. Restructuring and severance costs in the first quarter of fiscal 2022 were primarily due to $0.5 million in ongoing costs of facilities exited in fiscal 2020. Restructuring and severance costs in the first quarter of fiscal 2021 primarily included $0.3 million of severance costs resulting from the elimination of certain positions as part of our continued efforts to reduce costs and $0.6 million related to the ongoing costs of facilities exited in fiscal 2020 partially offset by a $0.3 million lease termination gain.
Other Income (Expense), net
Other expense in the first quarter of fiscal 2022 increased $0.2 million, to $0.6 million from $0.4 million in the first quarter of fiscal 2021 due to an increase in non-cash foreign exchange losses primarily on intercompany balances.
Income Tax Provision
The income tax provision of $0.2 million and $0.3 million in the first quarter of fiscal 2022 and 2021, respectively, were primarily related to locations outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated from operations and proceeds from the DZ Financing Program. Both operating cash flows and borrowing capacity under our financing arrangement are directly related to the levels of accounts receivable generated by our business. Our primary capital requirements include funding working capital, operating lease obligations and software-related expenditures.

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

We manage our cash flow and related liquidity on a global basis. As mentioned, we fund payroll, taxes and other working capital requirements using cash generated by operating activities supplemented as needed from our borrowings. Our weekly payroll payments inclusive of employment-related taxes and payments to vendors are approximately $16.0 - $17.0 million. We generally target minimum global liquidity to be 1.5 times our average weekly requirements taking into account seasonality and cyclical trends. We also maintain minimum effective cash balances in foreign operations and use a multi-currency netting and overdraft facility for our European entities to further minimize overseas cash requirements. We believe our cash flow from operations, as well as our borrowing availability under our financing program, will be sufficient to meet our cash needs for the next twelve months based on current business plans.

Our capital allocation strategy is focused on strengthening our balance sheet and financial flexibility, as well as continuing to invest in our growth and profitability initiatives. This strategy includes effectively managing working capital to maximize operational efficiency, re-investing in our core growth initiatives, in both technology enhancements and sales and recruiting talent. These priorities demonstrate our ongoing commitment to Volt shareholders as we continue to execute on our overall strategic plan and return to sustainable profitability.

First Fiscal Quarter Ended January 30, 2022 compared to the First Fiscal Quarter Ended January 31, 2021

Our liquidity and available capital resources are impacted by four key components: cash, including cash equivalents and restricted cash, operating activities, investing activities and financing activities, as shown below compared to the prior fiscal year.

As of January 30, 2022, our cash, cash equivalents and restricted cash totaled $63.4 million compared to $76.6 million as of October 31, 2021.

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Three Months Ended
	January 30, 2022	January 31, 2021
Net cash used in operating activities	$(11,916)	$(6,499)
Net cash used in investing activities	(641)	(963)
Net cash used in financing activities	(16)	(166)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(597)	(13)
Net decrease in cash, cash equivalents and restricted cash	$(13,170)	$(7,641)

Cash Flows - Operating Activities

The net cash used in operating activities in the three months ended January 30, 2022 increased $5.4 million from the cash used in operating activities in the three months ended January 31, 2021. This increase resulted primarily from a $6.6 million increase in cash used in operating assets and liabilities, primarily from a $13.1 million payment made towards deferred tax payments (discussed below), partially offset by an increase related to customer receipts and vendor payments. This increase in cash used in operating activities was partially offset by a decrease in net loss of $1.2 million.

Cash generated from operations was supplemented by the enactment of laws providing COVID-19 relief, most notably the CARES Act which allowed for the deferral of payments of the Company’s U.S. social security taxes between March 27, 2020 and December 31, 2020. As a result, $26.2 million of employer payroll tax payments were deferred with $13.1 million paid on January 3, 2022 and the remaining amounts payable with the December 31, 2022 tax payment in January 2023. In addition, certain state governments have delayed payment of various state payroll taxes for a shorter period of time. State payroll taxes of approximately $4.4 million deferred from the fourth quarter of fiscal 2021 were paid beginning in the first quarter of fiscal 2022. The Company’s payment of approximately $5.1 million of state payroll taxes will be deferred from the first quarter of fiscal 2022 with payments scheduled to begin in the second quarter of fiscal 2022.

Additionally in fiscal 2021, we determined that we were eligible for the employee retention tax credit (“ERTC”) under the CARES Act for certain wages paid through September 30, 2021, as our operations were fully or partially suspended due to government orders enacted in response to the COVID-19 pandemic. These credits reduced our payroll tax payments during fiscal 2021 through the first half of fiscal 2022 by $12.2 million and were treated as government wage subsidies.

Cash Flows - Investing Activities

The net cash used in investing activities in the three months ended January 30, 2022 was $0.6 million, as a result of purchases of property, equipment and software primarily relating to our investment in updating our business processes, back-office financial suite and information technology tools. The net cash used in investing activities in the three months ended January 31, 2021 was $1.0 million, principally for the purchases of property, equipment and software.

Cash Flows - Financing Activities

The net cash used in financing activities was minimal in the three months ended January 30, 2022. The net cash used in financing activities in the three months ended January 31, 2021 was $0.2 million as a result of debt issuance costs.
Financing Program

The DZ Financing Program is fully collateralized by certain receivables of the Company that are sold to a wholly-owned, consolidated, bankruptcy-remote subsidiary. To finance the purchase of such receivables, that subsidiary may request that DZ Bank make loans from time-to-time to that subsidiary which are secured by liens on those receivables. The Maximum Facility Amount, as defined in the DZ Financing Program is $100.0 million.

In December 2020, the Company amended the DZ Financing Program, which was originally executed on January 25, 2018. The modifications to the agreement were to (1) extend the Amortization Date, as defined in the DZ Financing Program, from January 25, 2023 to January 25, 2024; (2) extend the Facility Maturity Date, as defined in the DZ Financing Program, from July 25, 2023 to July 25, 2024; (3) revise an existing covenant to maintain positive net income in any fiscal year ending after 2020 to any fiscal year ending after 2021; (4) replace the existing Tangible Net Worth (“TNW”) covenant requirement, as defined in the DZ Financing Program, to a minimum TNW of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; and (5) revise the eligibility threshold for the receivables of a large North American Staffing customer from 5% of eligible receivables to 8%, which increased our overall availability under the Program by $1.0 - $3.0 million. All other terms and conditions remained substantially unchanged.

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

The DZ Financing Program also includes a letter of credit sub-facility with a sub-limit of $35.0 million. As of January 30, 2022, the letter of credit participation was $22.1 million inclusive of $20.9 million for the Company’s casualty insurance program and $1.2 million for the security deposit required under certain real estate lease agreements.

The DZ Financing Program contains customary representations and warranties as well as affirmative and negative covenants. The agreement also contains customary default, indemnification and termination provisions. The DZ Financing Program is not an off-balance sheet arrangement, as the bankruptcy-remote subsidiary is a 100%-owned consolidated subsidiary of the Company.

The Company is subject to certain financial and portfolio performance covenants under the DZ Financing Program, including (1) a minimum TNW, as defined in the DZ Financing Program, of $20.0 million through the Company’s fiscal quarter ending on or about July 31, 2021 and $25.0 million in each quarter thereafter; (2) positive net income in any fiscal year ending after 2021; (3) maximum debt to TNW ratio of 3:1; and (4) a minimum of $15.0 million in liquid assets, as defined in the DZ Financing Program.

At January 30, 2022, the Company had outstanding borrowings under the DZ Financing Program of $60.0 million. Borrowing availability, as defined under the DZ Financing Program, was $2.7 million and global liquidity was $49.6 million at January 30, 2022.

Our DZ Financing Program is subject to termination under certain events of default such as breach of covenants, including the financial covenants. At January 30, 2022, we were in compliance with all debt covenants. We believe, based on our 2022 plan, we will continue to be able to meet our financial covenants under the DZ Financing Program.

The following table sets forth our cash and global liquidity levels at the end of our last five fiscal quarters (in thousands):

Global Liquidity
	January 31, 2021	May 2, 2021	August 21, 2021	October 31, 2021	January 30, 2022
Cash and cash equivalents (a)	$40,062	$47,231	$49,595	$71,373	$54,864

Total outstanding debt	$60,000	$60,000	$60,000	$60,000	$60,000

Cash in banks (b)(c)	$36,962	$39,288	$43,076	$52,938	$46,930
DZ Financing Program	2,225	2,868	3,990	6,046	2,657
Global liquidity	39,187	42,156	47,066	58,984	49,587
Minimum liquidity threshold	15,000	15,000	15,000	15,000	15,000
Available liquidity	$24,187	$27,156	$32,066	$43,984	$34,587

a.Per financial statements.
b.Amount generally includes outstanding checks.
c.Amounts in the USB collections account are excluded from cash in banks as the balance is included in the borrowing availability under the DZ Financing Program. As of January 30, 2022, the balance in the USB collections account included in the DZ Financing Program availability was $7.5 million.

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

While we believe our cash provided by operating activities and borrowing availability under the DZ Financing Program will be sufficient to meet our operating working capital and capital expenditure requirements at a minimum for the next twelve months, the extent to which any on-going or resurgence of COVID-19 related impacts could affect our business, financial condition, results of operations and cash flows in the short- and medium-term cannot be predicted with certainty. We may also face unexpected costs or an adverse impact on our business operations in connection with government mandated COVID-19 vaccine-related policies and procedures. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources.
Many governments in countries and territories in which we do business have announced that certain payroll, income and other tax payments may be deferred without penalty for a certain period of time as well as providing other cash flow related relief packages. As noted above, we determined that we qualify for the payroll tax deferral under the CARES Act which allows us to delay payment of the employer portion of payroll taxes and we are evaluating whether we qualify for certain employment tax credits. If we qualify for such credits, the credits will be treated as government wage subsidies which will offset related operating expenses. We continue to monitor these relief packages to take advantage of all of those which are available to us.

Entering fiscal 2022, we have significant tax benefits including federal net operating loss ("NOL") carryforwards of $210.0 million, U.S. state NOL carryforwards of $226.3 million, international NOL carryforwards of $8.3 million and federal tax credits of $53.3 million, which are fully reserved with a valuation allowance which we will be able to utilize against future profits. As of October 31, 2021, the U.S. federal NOL carryforwards will expire at various dates between 2031 and 2038 (with some indefinite), the U.S. state NOL carryforwards will expire at various dates beginning in 2022 (with some indefinite), the international NOL carryforwards will expire at various dates beginning in 2022 (with some indefinite) and federal tax credits will expire between 2022 and 2040.

In addition to our discussion and analysis surrounding our liquidity and capital resources, our significant contractual obligations and commitments as of January 30, 2022, include:

•Debt Obligations and Interest Payments - As of January 30, 2022, our outstanding debt balance was $60.0 million. See Note 9, “Debt” within our consolidated financial statements for further detail of our debt and the timing of expected future principal and interest payments.

•Lease Liabilities – As of January 30, 2022, our remaining contractual commitment for leases was $39.6 million. See Note 3, “Leases,” within our consolidated financial statements for further detail of our obligations and the timing of expected future payments, including a five-year maturity schedule.

•Software-Related Expenditures – As of January 30, 2022, we had contractual commitments for software-related expenditures of $3.7 million. We anticipate capital expenditures in fiscal 2022 of approximately $4.0 - $5.0 million as we continue to support our strategic initiatives through improved technology, as necessary. While the majority of our software-related contractual obligations does not currently extend beyond fiscal 2022, we anticipate annual payments of approximately $5.5 million for the on-going use of our core technology.

•Casualty Insurance - As of January 30, 2022, we had accrued casualty claims of $14.2 million under our Casualty Insurance Program. While we cannot accurately predict future insurance claim liability, we estimate our related expenditures in fiscal 2022 to be in the range of $8.0 - $11.0 million, based on historical data.

Off-Balance Sheet Arrangements

As of January 30, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in conjunction with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2021.
Market risk is the potential economic gain or loss that may result from changes in market rates and prices. In the normal course of business, the Company’s earnings, cash flows and financial position are exposed to market risks relating to the impact of interest rate changes and foreign currency exchange rate fluctuations. We limit these risks through risk management policies and procedures.
Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At January 30, 2022, we had cash and cash equivalents on which interest income is earned at variable rates. At January 30, 2022, we had a long-term $100.0 million accounts receivable securitization program, which can be increased subject to credit approval from DZ Bank, to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, net interest expense and other expense are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by less than $0.1 million and a hypothetical 1-percentage-point decrease in interest rates would have decreased net interest expense by $0.2 million in the first three months of fiscal 2022.

Foreign Currency Risk
We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, in particular the British Pound, Euro, Canadian Dollar and Indian Rupee. These fluctuations impact reported earnings.
Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the fiscal period balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect on the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of Accumulated other comprehensive income (loss). The U.S. dollar strengthened relative to many foreign currencies as of January 30, 2022 compared to October 31, 2021. Consequently, stockholders’ equity decreased $0.9 million as a result of the foreign currency translation as of January 30, 2022.
Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of January 30, 2022 would result in an approximate $1.5 million positive translation adjustment recorded in Accumulated other comprehensive income (loss) within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of January 30, 2022 would result in an approximate $1.5 million negative translation adjustment recorded in Accumulated other comprehensive income (loss) within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.
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

There have been no significant changes in Volt’s internal controls over financial reporting that occurred during the fiscal quarter ended January 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our 2021 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS
There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description

3.1
Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015 filed June 10, 2015; File No. 001-09232)

3.2
Amended and Restated By-Laws of the Company, as amended through September 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2017; File No. 001-09232)

10.1
Employment Agreement by and between Volt Information Sciences, Inc. and Craig R. Lewis, dated as of January 24, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2022; File No. 001-09232)

10.2	Consulting Agreement by and between Volt Information Sciences, Inc. and PRT Consulting LLC, dated as of February 4, 2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.

Date: March 15, 2022	By:	/s/ Linda Perneau
Linda Perneau
President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2022	By:	/s/ Paul Tomkins
Paul Tomkins
Interim Chief Financial Officer (Principal Financial Officer)

Date: March 15, 2022	By:	/s/ Leonard Naujokas
Leonard Naujokas
Controller, Chief Accounting Officer and Treasurer (Principal Accounting Officer)